Form 10-K
period 1998-12-31
ONEIDA FINANCIAL CORP
filed 1999-03-30
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1998

                                       OR

      [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transaction period from ___________________ to ______________________

                        Commission File Number: 000-25101

       -------------------------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)
                             Oneida Financial Corp.
             ------------------------------------------------------


            Delaware                                   16-1561678
 -------------------------------         ---------------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
  Incorporation or Organization)


   182 Main Street, Oneida, New York                    13421-1676
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)


                                 (313) 363-2000
                ------------------------------------------------

               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
               ---------------------------------------------------
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the
Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
                    YES  [  X  ]       NO   [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 15, 1999, there were issued and outstanding 3,580,200 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 15, 1999 ($9.8125) was $13,209,754.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1998 (Parts II and IV).

2.    Proxy Statement for the 1999 Annual Meeting of  Stockholders  (Parts I and
      III).

3.    Exhibit Index on page 35.

                    Total number of pages in Document is 41.

                                     PART I

ITEM 1. BUSINESS

Oneida Financial Corp.

         Oneida Financial Corp. (the "Company") was organized in September 1998, for the purpose of acquiring all of the capital stock of The Oneida Savings Bank (the "Bank") upon completion of the Bank's reorganization into the two-tier form of mutual holding company ownership and the minority stock offering. The Company is majority owned by Oneida Financial, MHC, a New York-chartered mutual holding company (the "Mutual Holding Company"). The Company is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company's only assets consist of shares of the Bank's common stock and net proceeds of the Offering which it retained. The Company neither owns nor leases any property, but uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than certain officers of the Bank and will use the support staff of the Bank from time to time.

         At December 31, 1998 the Company had consolidated assets and consolidated stockholders' equity of $248.8 million and $44.1 million, respectively. Through the Bank, the Company has deposits totaling $194.2 million.

         The Company's executive office is located at the main office of the Bank, at 182 Main Street, Oneida, New York 13421-1676. The Company's telephone number is (315) 363-2000.

The Oneida Savings Bank

         The Bank was organized in 1866 as a New York-chartered mutual savings bank. The Bank's deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum amount permitted by law. The Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and four full service branch offices and using those deposits, together with funds generated from operations and borrowing proceeds to make one-to-four family residential and commercial real estate loans, commercial business loans, consumer loans and to invest in mortgage-backed and other securities.

         At December 31, 1998, $106.7 million, or 79.8%, of the Bank's loans were secured by real estate, $82.4 million, or 61.6%, of the Bank's loans were secured by one-to-four family residential real estate, $15.0 million, or 11.2%, of the Bank's loans were secured by commercial real estate, and $9.4 million, or 7.0%, of the Bank's loans were home equity loans. Consumer loans totaled $15.6 million, or 11.6% of the Bank's total loans, at December 31, 1998. The Bank also originates commercial business loans which totaled $11.5 million, or 8.6%, of total loans at December 31, 1998. The Bank's investment securities and mortgage-backed securities portfolios totaled $62.7 million and $20.0 million, respectively, at December 31, 1998.

         The Bank's main office is located at 182 Main Street, Oneida, New York 13421-1676. The Bank's telephone number is (315) 363-2000.

Market Area

         The Bank is a community-based savings institution that offers a variety of financial products and services. The Bank's primary lending area is Madison county, New York and surrounding counties, and most of the Bank's deposit customers reside in Madison county and surrounding counties. The City of Oneida is located approximately 30 miles from Syracuse and 20 miles from Utica. The Bank's market area is characterized as rural, although the local economy is also affected by economic conditions in Syracuse and Utica, New York. As of 1997, the average household income of persons residing in Oneida and Madison counties was below that of New York State and the United States. During the period 1980-1990 the population of Oneida county decreased by 1.04% while the population of Madison county grew by 6.09%.

         The Bank competes with commercial banks, savings banks and credit unions for deposits and loans. At December 31, 1998, there was a total of 97 commercial bank, savings bank and credit union branches operating in Madison and Oneida counties. In addition to the financial institutions operating in Madison and Oneida counties, the Bank competes with a number of mortgage bankers for the origination of loans. The largest employers in the Bank's market area are Oneida Limited and The Oneida Indian Nation of New York.

Lending Activities

         General. The principal lending activity of the Bank has been the origination, for retention in its portfolio, of ARM loans collateralized by one-to-four family residential real estate located within its primary market area. In the current low interest rate environment, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods the Bank has originated fixed-rate one-to-four family loans for resale in the secondary market without recourse and on a servicing retained basis. In order to complement the Bank's traditional emphasis of one-to-four family residential real estate lending, management has sought to increase the amount of higher yielding commercial real estate loans, consumer loans and commercial business loans. To a limited extent, the Bank will originate loans secured by multi-family properties. The Bank does not view multi-family lending as a significant aspect of its business.

         Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process and allowances for losses) as of the dates indicated.

                                                                           At December 31,
                                      1998               1997                  1996                  1995                 1994
                                 ----------------   -----------------     ------------------    ----------------    ----------------
                                 Amount   Percent   Amount    Percent     Amount     Percent    Amount   Percent    Amount   Percent
                                                                         (Dollars in thousands)
Real estate loans:
 One-to-four family ...........  $82,353      61.6%  $96,792      67.0% $100,557       73.1% $108,397     76.0%  $109,441      76.0%
 Multi-family..................    1,468       1.1     2,714       1.9     2,972        2.2     3,240       2.3     3,735       2.5
 Home equity...................    9,377       7.0     8,829       6.1     7,983        5.8     7,207       5.1     6,851       4.8
 Commercial real estate........   13,499      10.1    13,868       9.6    12,686        9.1    11,603       8.0    11,033       7.7
                                --------  --------  --------  --------  --------   --------  --------  --------  --------  --------
   Total real estate loans.....  106,697      79.8   122,203      84.6   124,198       90.2   130,447      91.4   131,060      91.0
                                --------  --------  --------  --------  --------   --------  --------  --------  --------  --------
Consumer loans:
 Automobile loans..............   10,405       7.8     6,683       4.6     2,701        2.0     2,108       1.5     1,799       1.2
 Mobile home...................      717       0.5       784       0.5       914        0.7     1,162       0.8     1,384       1.0
 Personal loans................    2,438       1.8     2,580       1.8     1,719        1.3     1,831       1.3     1,689       1.2
 Guaranteed student loans......      446       0.3     1,659       1.2     1,981        1.4     2,943       2.1     3,443       2.4
 Other consumer loans..........    1,547       1.2     1,017       0.7       879        0.6       766       0.5       894       0.6
                                --------  --------  --------  --------  --------   --------  --------  --------  --------  --------
   Total consumer loans........   15,553      11.6    12,723       8.8     8,194        6.0     8,810       6.2     9,209       6.4
                                --------  --------  --------  --------  --------   --------  --------  --------  --------  --------

Commercial business loans......   11,549       8.6     9,587       6.6     5,241        3.8     3,424       2.4     3,764       2.6

   Total consumer and
    commercial business loans .   27,102      20.2    22,310      15.4    13,435        9.8    12,234       8.6    12,973       9.0
                                --------  --------  --------  --------  --------   --------  --------  --------  --------  --------

   Total loans................  $133,799     100.0% $144,513     100.0% $137,633      100.0% $142,681     100.0% $144,033     100.0%
                                ========  ========  ========  ========  ========   ========  ========  ========  ========  ========
Less:
 Loans in process..............       --                 352                 215                  223                 626
 Allowance for losses..........    1,543               1,793               1,546                1,781               2,117
                                 -------            --------            --------             --------            --------
   Total loans receivable, net. $132,256            $142,368            $135,872             $140,677            $141,290
                                ========            ========            ========             ========            ========
                                        3

         The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                             At December 31,
                                         1998                 1997               1996                1995                1994
                                    ----------------   ------------------   -----------------   -----------------  -----------------
                                    Amount   Percent   Amount     Percent   Amount    Percent   Amount    Percent  Amount    Percent
                                    ------   -------   ------     -------   ------    -------   ------    -------  ------    -------
                                                                          (Dollars in thousands)
FIXED-RATE LOANS:
Real estate loans:
  One-to-four family .............  $12,879     9.6%    $11,563     8.0%    $ 9,678     7.0%    $ 8,652      6.1%  $10,909     7.6%
  Multi-family....................       --      --          --      --          --      --          --       --        --      --
  Home equity.....................    4,626     3.5       2,804     1.9       1,679     1.2         871      0.5       686     0.5
  Commercial real estate..........    1,138     0.9       1,213     0.8       1,350     1.0       1,380      1.0     1,627     1.1
                                   --------   -----    --------   -----    --------   -----    --------    -----  --------   -----
    Total real estate loans.......   18,643    14.0      15,580    10.7      12,707     9.2      10,903      7.6    13,222     9.2
                                   --------   -----    --------   -----    --------   -----    --------    -----  --------   -----
Consumer loans:
  Total consumer loans............   14,475    10.8      12,723     8.8       8,194     6.0       8,810      6.2     9,209     6.4

Commercial business loans:
  Total commercial loans..........    5,355     4.0       1,628     1.1         748     0.5         484      0.3       882     0.6
                                   --------   -----    --------   -----    --------   -----    --------    -----  --------   -----
  Total fixed-rate loans..........  $38,473    28.8     $29,931    20.6     $21,649    15.7     $20,197     14.1   $23,313    16.2
                                   --------   -----    --------   -----    --------   -----    --------    -----  --------   -----

ADJUSTABLE RATE LOANS:
Real estate loans:
  One-to-four family..............  $69,474    51.9%    $85,229    59.0%    $90,879    66.0%    $99,745     69.9%  $98,532    68.4%
  Multi-family....................    1,468     1.1       2,714     1.9       2,972     2.2       3,240      2.3     3,735     2.6
  Home equity.....................    4,751     3.6       6,025     4.2       6,304     4.6       6,336      4.4     6,165     4.3
  Commercial real estate..........   12,361     9.2      12,655     8.8      11,336     8.2      10,223      7.2     9,406     6.5
                                   --------   -----    --------   -----    --------   -----    --------    -----  --------   -----
    Total real estate loans.......   88,054    65.8     106,623    73.9     111,491    81.0     119,544     83.8   117,838    81.8
                                   --------   -----    --------   -----    --------   -----    --------    -----  --------   -----

Consumer loans:
  Total consumer loans............  $ 1,078     0.8

Commercial business loans:
  Total commercial business loans.    6,194     4.6       7,959     5.5       4,493     3.3       2,940      2.1     2,882     2.0
                                   --------   -----    --------   -----    --------   -----    --------    -----  --------   -----
  Total adjustable-rate loans.....  $95,326    71.2    $114,582    79.4     $15,984    84.3    $122,484     85.9  $120,720    83.8
                                   --------   -----    --------   -----    --------   -----    --------    -----  --------   -----
  Total loans..................... $133,799   100.0%   $144,513   100.0%   $137,633   100.0%   $142,681    100.0% $144,033   100.0%
                                   ========   =====    ========   =====    ========   =====    ========    =====  ========   =====
Less:
  Loans in process................       --                 352                 215                 223                626
  Allowance for losses............    1,543               1,793               1,546               1,781              2,117
                                   --------            --------            --------            --------           --------
Total loans receivable, net....... $132,256            $142,368            $135,872            $140,677           $141,290
                                   ========            ========            ========            ========           ========

         One-to-Four Family Residential Loans. The Bank's primary lending activity is the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property however the Bank will originate one-to-four family loans with loan-to-value ratios of up to 97%, with private mortgage insurance required. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to-four family fixed-rate loans are offered with a monthly payment feature.

         The Bank originates both adjustable rate and fixed-rate one-to-four family loans. Historically, the Bank's emphasis has been on the origination of ARM loans. The interest rate on ARM loans is indexed to the one year Treasury Bill rate. The Bank's ARM loans currently provide for maximum rate adjustments of 200 basis points per year and 600 basis points over the term of the loan. The Bank offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over a maximum term of up to 30 years. ARM loans are offered with both monthly and bi-weekly payment features. ARM loans are originated for retention in the Bank's portfolio. In the current low interest rate environment, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods the Bank has increased its origination of fixed-rate one-to-four family mortgage loans. The Bank generally sells its fixed-rate one-to-four family loans on a servicing retained basis. Such loans are sold without recourse to the Bank. The Bank recently introduced two one-to-four family residential loan products providing for fixed-rates of interest for an initial period of either three or five years, and which adjust annually thereafter. At December 31, 1998, loans serviced by the Bank for others totaled $37.4 million. During the year ended December 31, 1998 and December 31, 1997, the Bank sold $16.5 million and $4.0 million, respectively in fixed-rate one-to-four family loans.

         ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 1998, 51.9% of the Bank's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

         All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         At December 31, 1998, approximately $82.4 million, or 61.6% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $1.0 million of such loans (representing 23 loans) were included in nonperforming loans as of that date.

         Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-rate of interest. Both adjustable rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms not to exceed ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 1998, the outstanding balances of home equity loans totaled $9.4 million, or 7.0% of the Bank's loan portfolio.

         Commercial Real Estate Loans. At December 31, 1998, $15.0 million, or 11.2% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 1998, the largest commercial real estate loan had a principal balance of $1.3 million and was secured by a medical building. As of December 31, 1998, nonperforming loans did not include any commercial real estate loans.

         In underwriting commercial real estate loans, the Bank reviews the expected net operating income generated by the real estate to ensure that it is at least 110% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower's business experience. Personal guarantees have always been obtained from all commercial real estate borrowers.

         Loans secured by commercial real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk. Commercial mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for Bank management to monitor and evaluate.

         Consumer Lending. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), guaranteed student loans and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). At December 31, 1998, consumer loans totaled $15.6 million, or 11.6% of the total loan portfolio. Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 1998, loans secured by automobiles totaled $10.4 million, of which $6.1 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles.

         Consumer loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. In addition, consumer loans expand the products and services offered by the Bank to better meet the financial services needs of its customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to loss of or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

         The Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security to the proposed loan amount. The Bank underwrites its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

         Commercial Business Loans. The Bank also originates commercial business loans. Commercial business loans are originated with terms of up to seven years and provide for rates that adjust on a monthly basis. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 1998, the Bank had $11.5 million of commercial business loans which represented 8.6% of the total loan portfolio. On such date, the average balance of the Bank's commercial business loans was $37,100, and the largest commercial business lending relationship totaled $1.1 million, which consisted of 24 loans secured by equipment and assignment of leases. As of December 31, 1998, unsecured commercial business loans totaled $987,000.

         Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

         Loan Maturity Schedule. The following table sets forth certain information as of December 31, 1998, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                                   One       Three      Five        Ten
                                       Within     Through   Through    Through    Through    Beyond
                                        One       Three      Five        Ten     Twenty-FiveTwenty-Five
                                        Year      Years      Years      Years      Years      Years      Total
                                      -------    -------    -------    -------    -------    -------    -------
                                                                    (In thousands)
Real estate loans:
   One- to-four family..............  $   537    $   725    $ 2,521    $14,638    $48,875    $15,057    $82,353
   Home equity......................      442        688      1,163      6,551        533         --      9,377
   Commercial real estate...........       17         35        911      3,755     10,249         --     14,967
                                      -------    -------    -------    -------    -------    -------    -------
     Total real estate loans........      996      1,448      4,595     24,944     59,657     15,057    106,697
                                      -------    -------    -------    -------    -------    -------    -------

Consumer and other loans............    1,110      4,138      8,947      1,358         --         --     15,553

Commercial business loans...........    3,444      1,558      3,925      1,418      1,204         --     11,549
                                      -------    -------    -------    -------    -------    -------    -------

     Total loans....................  $ 5,550    $ 7,144    $17,467    $27,720    $60,861    $15,057    $133,799
                                      =======    =======    =======    =======    =======    =======    ========

         Fixed- and  Adjustable-Rate  Loan  Schedule.  The following  table sets forth at December 31, 1998, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 1999. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                                Due After December 31, 1999
                                                      ----------------------------------------------
                                                        Fixed           Adjustable          Total
                                                      ----------        ----------       -----------

                                                                       (In thousands)
Real estate loans:
     One-to-four family........................       $   12,392        $   69,424       $    81,816
     Home equity...............................            4,605             4,330             8,935
     Commercial real estate....................            1,138            13,812            14,950
                                                      ----------        ----------       -----------
         Total real estate loans...............           18,135            87,566           105,701
                                                      ----------        ----------       -----------

Consumer and other loans ......................           13,771               672            14,443

Commercial business loans......................            4,644             3,461             8,105
                                                      ----------        ----------       -----------
         Total loans...........................       $   36,550        $   91,699       $   128,249
                                                      ==========        ==========       ===========

         Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented.

                                                                         Year Ended December 31,
                                                     ---------------------------------------------------------
                                                        1998             1997              1996           1995
                                                     ---------         ---------        ---------       ------
                                                                             (In thousands)
Originations by Type:
Adjustable Rate:
   Real estate:
      One-to-four family.........................    $   5,417         $  11,812      $  10,806         $ 14,261
      Home equity................................        2,883             1,825          2,281            2,800
      Commercial real estate.....................        2,294             2,363          2,641            1,691
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       10,594            16,000         15,728           18,752
   Consumer loans................................          770                --             --               --
   Commercial business loans.....................        5,364             6,395          5,274              930
                                                     ---------         ---------      ---------         --------
        Total adjustable rate loans..............       16,728            22,395         21,002           19,682
                                                     ---------         ---------      ---------         --------
Fixed Rate:
   Real estate:
      One-to-four family.........................       19,113             4,113          5,492            3,128
      Home equity................................        1,656             1,744          1,141              388
      Commercial real estate.....................          165                67             --               60
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       20,934             5,924          6,633            3,576
   Consumer loans................................       13,327            11,051          4,334            3,737
   Commercial business loans.....................        7,173             6,800          2,000            1,021
                                                     ---------         ---------      ---------         --------
        Total fixed-rate loans...................       41,434            23,775         12,967            8,334
                                                     ---------         ---------      ---------         --------

Total loans originated...........................       58,162            46,170         33,969           28,016
                                                     ---------         ---------      ---------         --------

(Comtinued)

                                                                         Year Ended December 31,
                                                     ---------------------------------------------------------
                                                        1998             1997              1996           1995
                                                     ---------         ---------        ---------       ------
                                                                             (In thousands)
Sales:
   Real estate:
      One-to-four family.........................       16,523             3,988          5,504            3,069
                                                     ---------         ---------      ---------         --------
      Consumer loans.............................        2,027                --             --               --
                                                     ---------         ---------      ---------         --------
   Total loans sold..............................       18,550             3,988          5,504            3,069
                                                     =========         =========      =========         ========
Repayments:
   Real estate:
      One-to-four family.........................       22,446            15,702         18,633           15,365
      Home equity................................        3,991             2,723          2,647            2,832
      Commercial real estate.....................        4,074             1,506          1,826            1,676
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       30,511            19,931         23,106           19,873
   Consumer loans................................        9,240             6,522          4,951            4,136
   Commercial business loans.....................       10,575             8,849          5,456            2,290
                                                     ---------         ---------      ---------         --------
        Total repayments.........................       50,326            35,302         33,513           26,299
                                                     ---------         ---------      ---------         --------
        Total reductions.........................       68,876            39,290         39,017           29,368
                                                     ---------         ---------      ---------         --------
        Net increases/(decreases)................    $ (10,714)        $   6,880      $  (5,048)        $ (1,352)
                                                     =========         =========      =========         ========

-----------------------------
* Includes charge offs, discounts and premiums

         Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. All residential loans over $250,000 must be approved by the Bank Loan Committee (consisting of three persons; the President and/or Senior Vice President in charge of credit administration and either one or two of the four trustees appointed to this committee). All loan relationships in excess of $250,000 and up to $500,000 (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Bank Loan Committee. All lending relationships in excess of $500,000 up to $1.0 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Executive Committee of the Board of Directors. All lending relationships in excess of $1.0 million must be approved by the Board of Directors.

         The Board annually approves independent appraisers used by the Bank. The Bank requires an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is the Bank policy to require hazard insurance on all mortgage loans and title insurance on fixed-rate one-to-four family loans.

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank receives loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         In addition to loan origination fees, the Bank also receives other fees, service charges and other income that consist primarily of deposit transaction account service charges and late charges.

         Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired net worth on an unsecured basis. An additional amount equal to 10% of unimpaired net worth if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank's policy provides that loans to one borrower (or related borrowers) should not exceed 15% of the Bank's capital.

         At December 31, 1998, the largest aggregate amount loaned by the Bank to one borrower consisted of $2.1 million. The loans comprising this lending relationship were performing in accordance with their terms.

Delinquencies and Classified Assets

         Collection Procedures. A computer generated late notice is sent when the loan's grace period ends. After the late notice has been mailed, accounts are assigned to collectors for follow-up to determine reasons for delinquency and explore payment options. Generally, loans that are 30 days delinquent will receive a default notice from the Bank. With respect to consumer loans, the Bank will commence efforts to repossess the collateral after the loan becomes 45 days delinquent. Loans secured by real estate that are delinquent over 60 days are turned over to the Collection Department Manager. Generally, after 90 days the Bank will commence legal action.

         Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 1998, the Bank had nonperforming loans of $1.1 million and a ratio of nonperforming loans to total assets of 0.43%. At December 31, 1998, the Bank's ratio of nonperforming assets to total assets was 0.52%.

         Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings.

         The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 1998. When a loan is delinquent 90 days or more, the Bank fully reverses all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 114.

                                                                Loans Delinquent for:
                                      --------------------------------------------------------------------------
                                            60-89 Days              90 Days or More       Total delinquent Loans
                                      --------------------      --------------------      ----------------------
                                       Number       Amount      Number        Amount       Number       Amount
                                      ------       -------      -------      -------      -------       ------
                                                               (Dollars in thousands)

One-to-four family..................       7       $   485           11      $   430           18       $  915
Home Equity.........................       2            42           --           --            2           42
Commercial real estate..............      --            --            1           86            1           86
Consumer Loans......................       2            13            2            8            4           21
Commercial Loans....................       1            51            1           40            2           91
                                      ------       -------      -------      -------      -------       ------
  Total  ...........................      12       $   591           15      $   564           27       $1,155
                                      ======       =======      =======      =======      =======       ======

         Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                              At December 31,
                                                            -------------------------------------------------
                                                              1998       1997       1996       1995      1994
                                                            ---------  ---------  --------   --------   ------
                                                                           (Dollars in thousands)
Non-accruing loans:
  One-to-four family......................................  $ 1,010    $   588    $   735    $   820    $  902
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       --        242        274        346        634
  Construction and land loans.............................       --         --         --         --         --
  Consumer................................................        8          2         18         49         36
  Commercial business.....................................       40         --         --          7        551
                                                            -------    -------    -------    -------    -------
    Total.................................................    1,058        832      1,027      1,222      2,123
                                                            -------    -------    -------    -------    -------
Accruing loans delinquent more than 90 days:
  One-to-four family......................................  $    --         60         63        148         --
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       --         --         --         --         --
  Construction and land loans.............................       --         --         --         --         --
  Consumer................................................       --         --         --         --         --
  Commercial business.....................................       --          1          3          1         --
                                                            -------    -------    -------    -------    -------
    Total.................................................       --         61         66        149         --
                                                            -------    -------    -------    -------    -------

Total nonperforming loans.................................  $ 1,058    $   893    $ 1,093    $ 1,371    $ 2,123
                                                            =======    =======    =======    =======    =======
Foreclosed assets:
  One-to-four family......................................  $   179    $   263    $   712    $   613    $   597
  Multi-family............................................       --         --         --         --         56
  Commercial real estate..................................       45         45        147        367         31
  Construction and land loans.............................       --         --         --         10         10
  Consumer................................................       --         --         --         --         --
  Commercial business.....................................       --         --         --         --         --
                                                            -------    -------    -------    -------    -------
    Total.................................................  $   224    $   308    $   859    $   990    $   694
                                                            =======    =======    =======    =======    =======

Total nonperforming loans as a percentage of total assets.     0.43%      0.42%      0.52%      0.67%      1.06%
                                                            =======    =======    =======    =======    =======

Total nonperforming assets................................  $ 1,282    $ 1,201    $ 1,952    $ 2,361    $ 2,817
                                                            =======    =======    =======    =======    =======
Total nonperforming assets as a percentage of total assets     0.52%      0.57%      0.92%      1.15%      1.40%
                                                            =======    =======    =======    =======    =======

         During the years ended December 31, 1998 and 1997, respectively, gross interest income of $41,000 and $40,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 1998 and 1997.

         Classification of Assets. On the basis of management's review of its assets, at December 31, 1998, the Bank had classified a total of $3.2 million of loans as follows (in thousands):

         Special Mention.........................               $   1,299
         Substandard.............................                   1,869
         Doubtful assets.........................                      --
         Loss assets.............................                      --
                                                                ---------
              Total .............................               $   3,168
                                                                =========

         General loss allowance..................               $   1,193
                                                                =========

         Specific loss allowance.................                     350
                                                                =========

         Charge-offs.............................                      --
                                                                =========

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the risks inherent in the loan portfolio, the composition of the loan portfolio, the general economy and the general trend in the savings industry to increase allowances for losses as a percentage of total loans. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considering among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of REO. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 1998, the total allowance was $1.5 million, which amounted to 1.17% of total loans, net and 145.84% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management applies fixed percentages for each category of performing loans not designated as problem loans to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans. Finally, management includes an unallocated component in its allowance to address general factors and general uncertainties such as changes in economic conditions and the inherent inaccuracy of any attempt to predict future default rates and property values based upon past experience. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses. For the years ended December 31, 1998 and 1997, the Bank had charge-offs of $348,000 and $299,000, respectively, against this allowance.

         The Bank employed a new method at year-end 1997 of evaluating the adequacy of the allowance for loan losses and determining the appropriate level of provisions for loan losses. The new method applies fixed percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category since the prior quarter to reflect the ongoing shifts in the portfolio toward higher risk loan categories, such as consumer loans, commercial business loans and commercial real estate loans. The former method utilized by the Bank followed the FDIC format which considered historic losses, peer allowance levels and current portfolio mix. Management believes the new method of determining the adequacy of the allowance is more prudent in light of the Bank's intention to diversify its lending operations through the increased origination of consumer loans, commercial business loans and commercial real estate loans.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                December 31,
                                                            --------------------------------------------------
                                                              1998       1997       1996       1995       1994
                                                            ---------  ---------  --------   --------   ------
                                                                           (Dollars in thousands)
Balance at the beginning of period........................  $1,793     $1,546     $1,781     $2,117     $2,045

Charge-offs:
   One-to-four family.....................................     117         72        112        360         58
   Commercial real estate.................................      --        118         --        150        166
   Construction and land loans............................      --         --         --         --         --
   Consumer...............................................     196         82         64         38        119
   Commercial business....................................      35         27         --         11         51
                                                            ------     ------     ------     ------     ------
     Total................................................     348        299        176        559        394
                                                            ------     ------     ------     ------     ------

Recoveries:
   One-to-four family.....................................      15         14          7         99         --
   Commercial real estate.................................      12          2         --         --         --
   Construction and land loans............................      --         --         --         --         --
   Consumer...............................................      71         53         28         38         50
   Commercial business....................................      --         --          9          6          3
                                                            ------     ------     ------     ------     ------
     Total................................................      98         69         44        143         53
                                                            ------     ------     ------     ------     ------
Net charge-offs...........................................    (250)      (230)      (132)      (416)      (341)
Additions charged to operations...........................      --        477       (103)        80        413
                                                            ------     ------     ------     ------     ------
Balance at end of period..................................  $1,543     $1,793     $1,546     $1,781     $2,117
                                                            ======     ======     ======     ======     ======

Allowance for loan losses as a percentage of total loans,
   receivable, net........................................   1.17%      1.26%      1.14%      1.27%      1.50%
                                                            =====      =====      =====      =====      =====

Ratio of net charge-offs to average loans.................   0.18%      0.16%      0.10%      0.29%      0.24%
                                                            =====      =====      =====      =====      =====

Ratio of net charge-offs to average nonperforming loans...  23.63%     25.76%     12.08%     30.34%     16.06%
                                                            =====      =====      =====      =====      =====

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                                                            At December 31,
                                                          1998                                   1997
                                          --------------------------------------  ------------------------------------
                                                                      Percent                                Percent
                                                                      of Loans                              of Loans
                                           Amount of   Loan           in Each     Amount of    Loan          In Each
                                           Loan Loss   Amounts       Category to  Loan Loss     Amounts     Category
                                           Allowance   by Category   Total Loans  Allowances   by Category  Total Loans
                                           ---------   -----------   -----------  ----------   -----------  -----------
                                                                                               (Dollars in thousands)
Residential mortgages...................  $     610    $  91,730        68.56%    $    455     $ 105,621        73.09%
Commercial real estate..................        231       14,967        11.19          260        16,582        11.47
Consumer................................        249       15,553        11.62          138        12,723         8.80
Commercial business.....................        250       11,549         8.63          171         9,587         6.64
Unallocated.............................        203           --           --          769            --           --
                                          ---------    ---------     --------     --------     ---------    ---------
         Total..........................  $   1,543    $ 133,799       100.00%    $  1,793     $ 144,513       100.00%
                                          =========    =========     ========     ========     =========    =========
(continued)

                                                          1996
                                           -------------------------------------
                                                                      Percent
                                                                     of Loans
                                           Amount of   Loan           In Each
                                           Loan Loss   Amounts       Category to
                                           Allowance   by Category   Total Loans
                                           ---------   -----------   -----------

Residential mortgages...................  $     467    $ 108,540        78.86%
Commercial real estate..................        343       15,658        11.38
Consumer................................         82        8,194         5.95
Commercial business.....................        137        5,241         3.81
Unallocated.............................        517           --           --
                                          ---------    ---------     --------
         Total..........................  $   1,546    $ 137,633       100.00%
                                          =========    =========     ========

                                                                           At December 31,
                                             ----------------------------------------------------------------------------
                                                           1995                                      1994
                                             -----------------------------------     ------------------------------------
                                                                         Percent                                Percent
                                                                        of Loans                                of Loans
                                             Amount of     Loan          in Each     Amount of       Loan       In Each
                                             Loan Loss    Amounts      Category to   Loan Loss      Amounts     Category
                                             Allowance   by Category   Total Loans   Allowances   by Category  Total Loans
                                             ---------   -----------   -----------   ----------   -----------  -----------
                                                                       (Dollars in thousands)

Residential mortgages......................  $     426     $115,604        81.02%    $    375      $116,292        80.74%
Commercial real estate.....................        410       14,843        10.40          725        14,768        10.25
Consumer...................................         73        8,810         6.17           74         9,209         6.39
Commercial business........................        140        3,424         2.41          223         3,764         2.62
Unallocated................................        732           --           --          720            --           --
                                             ---------    ---------    ---------     --------     ---------    ---------
         Total.............................  $   1,781     $142,681       100.00%    $  2,117      $144,033       100.00%
                                             =========    =========    =========     ========     =========    =========

Securities Investment Activities

         The securities investment policy is established by the Board of Directors. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets and desired risk parameters. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

         The Bank's current policies generally limit securities investments to U.S. Government and agency securities, tax-exempt bonds, public utilities debt obligations, corporate debt obligations and corporate equity securities. In addition, the Bank's policy permits investments in mortgage related securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, GNMA. In the past, the Bank invested in collateralized mortgage obligations ("CMOs"), but it has not invested in CMOs in recent years. The Bank's current securities investment strategy utilizes a risk management approach of diversified investing between three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Bank will only invest in securities rated as investment grade by a nationally recognized investment rating agency. The Bank does not engage in any hedging transactions, such as interest rate swaps or caps.

         Investment  Securities.  At  December  31,  1998,  the Bank  had  $62.7
million, or 25.2% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities, public utility and corporate obligations, a mutual fund and equity investments in FHLB stock. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. The Bank does not have a trading portfolio. Investment securities are classified as available for sale. At December 31, 1998, the Bank's investment securities portfolio had a weighted average life of 3.92 years.
                                       15

         Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                                  December 31,
                                                           -------------------------------------------------------------
                                                                1998                   1997                  1996
                                                           ------------------    -----------------     -----------------
                                                           Book    Percent of    Book   Percent of     Book   Percent of
                                                           Value     Total       Value    Total        Value    Total
                                                           ------------------    -----------------     -----------------
                                                                               (Dollars in thousands)
Investment securities held for investment:
  U.S. government and agency securities................   $     --      --%     $     --      --%    $      --      --%
  State and municipals.................................         --      --            --      --            --      --
  Other................................................         --      --            --      --            --      --
                                                          --------   -----      --------  ------     ---------  ------
    Subtotal...........................................         --      --            --      --            --      --
Investment securities available for sale:
  U.S. government securities...........................      1,000    1.63         2,002    4.67         5,013    9.52
  Federal agency securities............................     37,346   60.93        24,504   57.19        21,503   40.84
  Corporate debt securities............................     15,580   25.42        11,833   27.62        21,882   41.56
  Tax exempt bonds.....................................      3,919    6.40         2,162    5.05         2,207    4.19
  Public utilities.....................................        300    0.49           750    1.75           848    1.61
  Equity securities....................................      1,918    3.13         1,288    3.02         1,194    2.28
                                                          --------   -----      --------  ------     ---------  ------
    Subtotal...........................................     60,063   98.00        42,539   99.30        52,647  100.00
  FHLB stock...........................................      1,228    2.00           306    0.70            --      --
                                                          --------   -----      --------  ------     ---------  ------
    Total..............................................   $ 61,291   100.00%    $ 42,845  100.00%    $  52,647  100.00%
                                                          ========   ======     ========  ======     =========  ======

Average remaining life of investment securities........   3.92 Years            1.89 Years           1.51 Years

Other interest earning assets:
  Interest-bearing deposits with banks.................        261    1.17           115    6.34         1,778   20.73
  Federal funds sold...................................     22,100   98.83         1,700   93.66         6,800   79.27
                                                          --------   -----      --------  ------     ---------  ------
      Total............................................   $ 22,361   100.00%    $  1,815  100.00%    $   8,578  100.00%
                                                          ========   ======     ========  ======     =========  ======

(continued)

                                                                       December 31,
                                                          --------------------------------------
                                                                1995                 1994
                                                          -----------------     ----------------
                                                          Book   Percent of     Book  Percent of
                                                          Value    Total        Value    Total
                                                          -----------------     ----------------
                                                                   (Dollars in thousands)

Investment securities held for investment:
  U.S. government and agency securities................  $      --      --%    $      --      --%
  State and municipals.................................         --      --         2,997    6.14
  Other................................................         --      --         1,466    3.01
                                                         ---------  ------     ---------  ------
    Subtotal...........................................         --             $   4,463    9.15%
Investment securities available for sale:
  U.S. government securities...........................      5,584   11.82         5,706   11.70
  Federal agency securities............................      3,000    6.35           491    1.01
  Corporate debt securities............................     34,350   72.74        36,408   74.67
  Tax exempt bonds.....................................      2,258    4.78            --      --
  Public utilities.....................................      1,246    2.64            --      --
  Equity securities....................................        788    1.67         1,690    3.47
                                                         ---------  ------     ---------  ------
    Subtotal...........................................     47,226  100.00        44,295   90.85
  FHLB stock...........................................         --      --            --      --
                                                         ---------  ------     ---------  ------
    Total..............................................  $  47,226  100.00%    $  48,758  100.00%
                                                         =========  ======     =========  ======


Average remaining life of investment securities........  1.80 Years            2.00 Years

Other interest earning assets:
  Interest-bearing deposits with banks.................      1,972   28.28            --      --
  Federal funds sold...................................      5,000   71.72         1,800  100.00
                                                         ---------  ------     ---------  ------
      Total............................................  $   6,972  $100.00%   $   1,800  100.00%
                                                         =========  =======    =========  ======

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for the Bank's investment portfolio at December 31, 1998.

                                                                   December 31, 1998
                                      ------------------------------------------------------------------------------
                                      Less Than    1 to 5         5 to 10       Over
                                       1 Year        Years         Years      10 Years       Total Securities
                                      Book Value   Book Value   Book Value   Book Value   Book Value    Market Value
                                      ----------   ----------   ----------   ----------   ----------    ------------
                                                                 (Dollars in thousands)

U.S. government securities..........  $ 1,000      $     --     $      --    $     --     $  1,000      $ 1,009
Federal agency obligations..........    1,208        12,957        19,901       3,280       37,346       37,371
Corporate bonds.....................    9,487         5,051         1,042          --       15,580       16,016
Public utilities....................       --            --           300          --          300          303
Tax exempt bonds....................      104           465         3,107         243        3,919        4,054
Other ..............................       --            --            --       3,146        3,146        3,915
                                      -------      --------     ---------    --------     --------      -------
  Total securities..................  $11,799      $ 18,473     $  24,350    $  6,669     $ 61,291      $62,668
                                      =======      ========     =========    ========     ========      =======

Weighted average yield(1)...........     7.14%         5.72%         6.13%       6.27%        6.22%        6.39%

----------------
(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

         Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. The Bank has not invested in CMOs in recent years. At December 31, 1998, mortgage-backed securities totaled $20.0 million or 8.0% of total assets, all of which were classified as available for sale. At December 31, 1998, all of the mortgage-backed securities were fixed-rate. The mortgage-backed securities portfolio had coupon rates ranging from 6.0% to 9.5%, a weighted average yield of 7.2% and a weighted average life (including payment assumption) of 5.5 years at December 31, 1998. The estimated fair value of the Bank's mortgage-backed securities at December 31, 1998 was $20.0 million which was $159,000 greater than the amortized cost of $19.9 million.

         Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $20.0 million mortgage-backed securities portfolio at December 31, 1998, $3.9 million with a weighted average yield of 6.6% had contractual maturities within five years,

$5.4 million with a weighted average yield of 6.6% had contractual maturities of five to ten years and $10.7 million with a weighted average yield of 6.5% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage related securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

         Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.

                                                                             December 31,
                                                 ----------------------------------------------------------------
                                                         1998                  1997                  1996
                                                 --------------------  --------------------   -------------------
                                                  Book     Percent of   Book     Percent of    Book    Percent of
                                                  Value     Total       Value     Total        Value    Total
                                                 --------------------  --------------------   -------------------
                                                                      (Dollars in thousands)
Mortgage-backed securities available for sale:
  GNMA.........................................  $    12     0.06%     $    16     0.14%        $    19     0.40%
  FNMA.........................................   13,851    69.74        7,752    66.40           3,540    75.11
  FHLMC........................................    5,924    29.82        3,808    32.61           1,035    21.97
  CMOs.........................................       76     0.38           99     0.85             119     2.52
                                                 -------   ------      -------   ------         -------   ------
      Subtotal.................................   19,863   100.00       11,675   100.00           4,713   100.00

Unamortized premium/discount...................       --       --           --       --              --       --
                                                 -------   ------      -------   ------         -------   ------

      Total....................................  $19,863   100.00%     $11,675   100.00%        $ 4,713   100.00%
                                                 =======   ======      =======   ======         =======   ======
(continued)

                                                                December 31,
                                                   ---------------------------------------
                                                          1995                 1994
                                                   ------------------   ------------------
                                                   Book    Percent of    Book   Percent of
                                                   Value     Total       Value     Total
                                                   ------------------   ------------------
                                                            (Dollars in thousands)
Mortgage-backed securities available for sale:
  GNMA.........................................   $    25     9.80%      $    29    10.21%
  FNMA.........................................        --       --            --       --
  FHLMC........................................        75    30.20            88    30.99
  CMOs.........................................       153    60.00           167    58.80
                                                  -------   ------       -------   ------
      Subtotal.................................       253   100.00           284   100.00

Unamortized premium/discount...................        --       --            --       --
                                                  -------   ------       -------   ------

      Total....................................   $   253   100.00%      $   284   100.00%
                                                  =======   ======       =======   ======

Sources of Funds

         General. The primary sources of the Bank's funds for use in lending, investing and for other general purposes are deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, and proceeds from maturing securities and cash flows from operations.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, NOW accounts, noninterest-bearing checking accounts and money market accounts and certificates of deposit. The Bank also offers IRAs and other qualified plan accounts.

         At December 31, 1998, deposits totaled $194.2 million. At December 31, 1998, the Bank had a total of $108.9 million in certificates of deposit, of which $65.5 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 1998 certificates of deposit with balances of $100,000 or more totaled $21.1 million.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits are obtained predominantly from the areas in which the Bank's branch offices are located. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and it generally does not solicit deposits from outside its market area. While certificates of deposit in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as they are more difficult to retain than core deposits. Historically, the Bank has not used brokers to obtain deposits.

         The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                       Year Ended December 31,
                                                ----------------------------------
                                                  1998         1997          1996
                                                ---------    ---------     --------
                                                       (Dollars in thousands)
Opening balance...............................  $ 182,961    $ 185,508     $181,385
Deposits......................................    843,441      678,376      606,912
Withdrawals...................................   (840,130)    (688,820)    (610,684)
Interest credited.............................      7,933        7,897        7,895
                                                ---------    ---------     --------

Ending balance................................  $ 194,205    $ 182,961     $185,508
                                                ---------    ---------     --------

Net increase (decrease).......................  $  11,244    $  (2,547)    $  4,123
                                                =========    =========     ========

Percent increase (decrease)...................       6.15%      (1.37%)        2.27%
                                                =========    =========     ========

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1998.

                                                                               Maturity
                                                     ------------------------------------------------------------
                                                      3 Months  Over 3 to 6   Over 6 to 12   Over 12
                                                      or Less      Months       Months       Months       Total
                                                     --------     --------     --------     --------     --------
                                                                           (In thousands)
Certificates of deposit less than $100,000........   $ 16,104     $ 13,521     $ 24,314     $ 33,797     $ 87,736
                                                     --------     --------     --------     --------     --------
Certificates of deposit of $100,000 or more.......      4,939        3,350        3,308        9,540       21,137

Total of certificates of deposit..................   $ 21,043     $ 16,871     $ 27,622     $ 43,337     $108,873
                                                     ========     ========     ========     ========     ========

         The following tables set forth information, by various rate categories, regarding the average balance of deposits by types of deposit for the periods indicated.

                                                                          December 31,
                                                 --------------------------------------------------------------
                                                         1998                 1997                  1996
                                                 --------------------  -------------------   ------------------
                                                  Amount     Percent    Amount     Percent    Amounts    Percent
                                                  ------     -------    ------     -------    -------    -------
                                                                      (Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing.........................     $20,564    10.59%     $13,947     7.62%     $12,113     6.53%
Savings accounts............................      43,069    22.18       41,924    22.92       42,454    22.88
NOW accounts................................       7,145     3.68        5,677     3.10        5,984     3.22
Money market accounts.......................      14,554     7.49       10,600     5.79       14,096     7.59
                                                 -------    -----      -------    -----      -------    -----
  Total.....................................      85,332    43.94       72,148    39.43       74,647    40.24
                                                 -------    -----      -------    -----      -------    -----

Certificates of deposit:
0.00-3.99%..................................       3,184     1.64        2,464     1.35        2,985     1.62
4.00-5.99%..................................      88,583    45.61       85,121    46.52       79,892    43.06
6.00-7.99%..................................      17,106     8.81       23,228    12.70       27,984    15.08
8.00-9.99%..................................          --       --           --       --           --       --
10.00% and over.............................          --       --           --       --           --       --
                                                 -------    -----      -------    -----      -------    -----
Total certificates of deposit...............     108,873    56.06      110,813    60.57      110,861    59.76
                                                 -------    -----      -------    -----      -------    -----
Total deposits..............................     $194,205   100.00%    $182,961   100.00%    $185,508   100.00%
                                                 ========   ======     ========   ======     ========   ======

         The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 1998.

                                                                                                   Percent
                                                 2.00-3.99%  4.00-5.99%   6.00-7.99%     Total     of Total
                                                 ----------  ----------   ----------    -------    --------
                                                                     (Dollars in thousands)
Certificate accounts maturing in quarter ending:
December 31, 1998...........................     $ 2,335      $    --      $    --      $ 2,335       2.14%
March 31, 1999..............................         800       16,788        1,120       18,708      17.18
June 30, 1999...............................          --       14,973        1,898       16,871      15.50
September 30, 1999..........................          --       14,305          463       14,768      13.56
December 31, 1999...........................          --       10,469        2,385       12,854      11.81
March 31, 2000 .............................          --        2,561        4,535        7,096       6.52
June 30, 2000...............................          --        2,595        2,407        5,002       4.59
September 30, 2000..........................          --        5,321        1,089        6,410       5.89
December 31, 2000...........................          --        4,565           16        4,581       4.21
March 31, 2001..............................          --        2,387          721        3,108       2.85
June 30, 2001...............................          --        2,324          100        2,424       2.23
September 30, 2001..........................          --        1,745           --        1,745       1.60
December 31, 2001...........................          --        1,838           88        1,926       1.77
Thereafter..................................          49        8,712        2,284       11,045      10.15
                                                 -------      -------      -------      -------    -------
Total   ....................................       3,184       88,583       17,106      108,873     100.00%
                                                 =======      =======      =======      =======    =======
Percent of total............................        2.92%       81.36%       15.71%      100.00%
                                                 =======      =======      =======      =======

 Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                        At December 31,
                                                                             ----------------------------------
                                                                                1998         1997         1996
                                                                             --------     --------      -------
                                                                                          (In Thousands)
Short-Term Borrowings:
  Repurchase Agreements - FHLB.........................................      $  5,000     $     --      $    --
  Overnight Advances - FHLB............................................            --           --      $    --
Long-Term Borrowings:
  Term Advances - FHLB.................................................         5,000           --           --
                                                                             --------     --------      -------
    Total Borrowings...................................................      $ 10,000     $     --      $    --
                                                                             --------     --------      -------

Weighted Average interest cost of borrowings during the year...........          5.22%          --%          --%
                                                                             --------     --------      -------

Average Balance of borrowings outstanding during the year..............      $  1,264     $     --      $    --
                                                                             --------     --------      -------

         Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 1998, the Bank maintained 111 trust/fiduciary accounts, with total assets of $18.9 million under management. The Bank recently hired an experienced trust officer. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

         Brokerage Services. The Bank entered into an agreement with a third party provider whereby the Bank will be able to offer investment and brokerage services to its customers. The Bank intends to begin offering such services during the second quarter of 1999.

Competition

         Competition in the banking and financial services industry is intense. The Bank competes with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not or cannot provide. Moreover, credit unions which offer substantially the same services as the Bank, are not subject to federal or state income taxation. Trends toward the consolidation of the financial services industry, and the removal of restrictions on interstate branching and banking powers may make it more difficult for smaller institutions such as the Bank to compete effectively with large national and regional banking institutions. The Bank's profitability depends upon its continued ability to successfully compete in its market area.

Personnel

         As of December 31, 1998, the Bank had 82 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Regulation

         General.  The Bank is a New  York-chartered  stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the BIF. The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both the Company and the Mutual Holding Company, as bank holding
                                       22
companies, are subject to regulation by the Federal Reserve Board and file reports with the Federal Reserve Board. Any change in such regulations, whether by the Department, the FDIC, or the Federal Reserve Board could have a material adverse impact on the Bank, the Company, or the Mutual Holding Company.

         Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.

         New York Bank Regulation. The exercise by an FDIC-insured savings bank of the lending and investment powers under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

         The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in Common Stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. The Bank has not elected to conduct its investment activities under the "prudent person" standard. A savings bank may also exercise trust powers upon approval of the Department.

         New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Banking Board. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include, but are not limited to, requirements that (i) certain loans must be approved in advance by a majority of the entire board of trustees and the interested party must abstain from participating directly or indirectly in the voting on such loan, (ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.

         Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the Department against the Bank or any of its directors, trustees or officers.

         Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Superintendent an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices or is in an unsafe or unsound condition.

         Pursuant to the FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period, consisting of:
(i) well capitalized; (ii) adequately capitalized; or (iii) undercapitalized and one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized or adequately capitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. Any institution that does not meet these two definitions is deemed to be undercapitalized for this purpose. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessments rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The Bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

         Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on July 1, 1998 was 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits.

         Regulatory Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

         These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

         In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC and the other federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4% unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

         Standards for Safety and Soundness. The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted additions to the Guidelines which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Limitations on Dividends and Other Capital Distributions. The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law also restricts the Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state law and regulation, or (ii) the amount of the Bank's liquidation account established in connection with the Reorganization.

         Prompt Corrective Action. The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v)

"critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         Based on the foregoing, the Bank is currently classified as a "well capitalized" savings institution.

         Activities and Investments of Insured State-Chartered Banks Acting as Principal. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, the activities of which are limited to those permissible for a subsidiary of a national bank; (ii) investing as a limited partner in a partnership the sole purpose of which is the direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

         Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 1998, the Bank had $8.2 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

         Transactions With Affiliates. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person;
or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

         Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

         Federal Bank Holding Company Regulation. The Company, as the sole stockholder of the Bank, and the Mutual Holding Company, as indirect controlling stockholder of the Bank, are bank holding companies. Bank holding companies are subject to comprehensive regulation and regular examinations by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. The Company's total stockholders' equity exceeds these requirements.

         Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy the Federal Reserve Board may require and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

         Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

         Interstate Banking and Branching. Federal law allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Federal Reserve Board is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Individual states continue to have authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit referred to above.

         Additionally, beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks "opted out" by adopting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. In response to Riegle-Neal, the State of New York enacted laws allowing interstate mergers and branching on a reciprocal basis.

         Federal law authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The appropriate federal banking agencies are required to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. The FDIC and Federal Reserve Board have adopted such regulations. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. Should the FDIC determination that a bank interstate branch is not reasonably helping to meet the credit needs of the communities serviced by an interstate branch, the FDIC is authorized to close the interstate branch or not permit the bank to open a new branch in the state in which the bank previously opened an interstate branch.

         Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

         Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

         New York State Bank Holding Company Regulation. In addition to the federal bank holding company regulations, a bank holding company organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the Company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the Banking Board is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or be merged or consolidated with a subsidiary of a bank holding company;

(3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries.

         Mutual Holding Company Regulation. Under New York law, the Mutual Holding Company may exercise all powers and privileges of a New York chartered mutual savings bank, except for the power of accepting deposits. The exercise of such powers and privileges is subject to the limitations of the BHCA.

         Dividend Waivers by the Mutual Holding Company. It has been the policy of many mutual holding companies to waive the receipt of dividends declared by any savings institution subsidiary. In connection with its approval of the Reorganization, however, it is expected that the Federal Reserve Board will impose certain conditions on the waiver by the Mutual Holding Company of dividends paid on the Common Stock. In particular, the Mutual Holding Company is expected to be required to obtain prior Federal Reserve Board approval before it may waive any dividends. As of the date hereof, management does not believe that the Federal Reserve Board has given its approval to any waiver of dividends by any mutual holding company that has requested its approval.

         The terms of the Federal Reserve Board approval of the Reorganization are also expected to require that the amount of any waived dividends will not be available for payment to Minority Stockholders and be excluded from capital for purposes of calculating dividends payable to Minority Stockholders. Moreover, the cumulative amount of waived dividends must be maintained in a restricted capital account which would be added to any liquidation account of the Bank, and would not be available for distribution to Minority Stockholders. The restricted capital account and liquidation account amounts would not be reflected in the Bank's financial statements or the notes thereto, but would be considered as a notational or memorandum account of the Bank, and would be maintained in accordance with the rules, regulations and policy of the Office of Thrift Supervision except that such rules would be administered by the Federal Reserve Board, and any other rules and regulations adopted by the Federal Reserve Board. The Plan of Reorganization also provides that if the Mutual Holding Company converts to stock form in the future, any waived dividends would reduce the percentage of the converted company's shares of Common Stock issued to Minority Stockholders in connection with any such transaction.

         If the Mutual Holding Company decides that it is in its best interest to waive a particular dividend to be paid by the Company and the Federal Reserve Board approves such waiver, then the Company would pay such dividend only to Minority Stockholders. The amount of the dividend waived by the Mutual Holding Company would be treated in the manner described above. The Mutual Holding Company's decision as to whether or not to waive a particular dividend, if such waiver is approved by the Federal Reserve Board, will depend on a number of factors, including the Mutual Holding Company's capital needs, the investment alternatives available to the Mutual Holding Company as compared to those available to the Company and regulatory approvals. There can be no assurance (i) that the Mutual Holding Company will waive dividends paid by the Company, (ii) that the Federal Reserve Board will approve any dividend waivers by the Mutual Holding Company or (iii) of the terms that may be imposed by the Federal Reserve Board on any dividend waiver.

         Conversion of the Mutual Holding Company to Stock Form. Under New York law, regulations of the Banking Board and the Plan of Reorganization permit the Mutual Holding Company to convert from the mutual to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of trustees has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, the Mutual Holding Company would merge with and into the Bank or the Company, with the Bank or the Company as the resulting entity. Certain depositors of the Bank would receive the right to subscribe for additional shares of the resulting entity. In a Conversion Transaction, each share of Common Stock outstanding immediately prior to the completion of the Conversion Transaction held by persons other than the Mutual Holding Company would be automatically converted into and become the right to receive a number of shares of Common Stock of the resulting entity determined pursuant to an exchange ratio that ensures that after the Conversion Transaction, subject to the Dividend Waiver and MHC Assets Adjustment described below (if required by the applicable federal banking regulators) and any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the resulting entity issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction also would be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

         As set forth in the Plan, the Dividend Waiver and MHC Assets Adjustment would adjust the percentage of the to-be outstanding shares of the resulting entity issued in exchange for minority shares to reflect (i) the aggregate amount of dividends waived by the Mutual Holding Company and (ii) assets, other than Common Stock, held by the Mutual Holding Company. Pursuant to the Dividend Waiver and MHC Assets Adjustment, the percentage of the to-be outstanding shares of the resulting entity issued to Minority Stockholders in exchange for their minority shares (the "Adjusted Minority Ownership Percentage") is equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders multiplied by the Dividend Waiver Fraction. The Dividend Waiver Fraction is equal to the product of (a) a fraction, of which the numerator is equal to the Company's stockholders' equity at the time of the Conversion Transaction less the aggregate amount of dividends waived by the Mutual Holding Company, and the denominator is equal to the Company's stockholders' equity at the time of the Conversion Transaction, and (b) a fraction, of which the numerator is equal to the appraised pro forma market value of the resulting entity in the Conversion Transaction minus the value of the Mutual Holding Company's assets other than Common Stock and the denominator is equal to the appraised pro forma market value of the resulting entity in the Conversion Transaction.

         Federal Securities Law. The Common Stock of the Company to be issued in the Offering will be registered with the SEC under the Exchange Act, prior to completion of the Offering and Reorganization. The Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         The Company Common Stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, the Bank was in compliance with these reserve requirements.

         Federal Regulation. Under the Community Reinvestment Act, as amended (the "CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating was "outstanding."

         New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual
NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make a biennial written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

         The   Bank's   NYCRA   rating  as  of  its   latest   examination   was
"satisfactory."

         Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 1998, the Bank had $1.2 million of FHLB stock. The dividend yield from FHLB stock was 7.0% at December 31, 1998. No assurance can be given that such dividends will continue in the future at such levels.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal Taxation

         General. The Mutual Holding Company, the Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

         Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

         Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The Bank did not have any such reserves subject to recapture.

         Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At December 31, 1998, the Bank had no net operating loss carryforwards for federal income tax purposes.

         Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Following completion of the Reorganization and Offering, it is expected that the Mutual Holding Company will own less than 80% of the outstanding Common Stock of the Company. As such, the Mutual Holding Company will not be permitted to file a consolidated federal income tax return with the Company and the Bank. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

         New York State Taxation. The Company and the Bank will report income on a combined calendar year basis to New York State. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

         The IRS and New York State Department of Taxation have recently completed their audit of the Bank's 1993, 1994 and 1995 federal and state income tax returns.

Executive Officers of the Registrant

         Listed below is information, as of December 31, 1998, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

      Name                         Age                          Position and Term
      ----                         ---          --------------------------------------------------------------

Michael R. Kallet                  48            President and Chief Executive Officer since 1990

Eric E. Stickels                   37            Senior Vice President and Chief Financial Officer since 1998

Thomas H. Dixon                    44            Senior Vice President\Credit Administration since 1996

ITEM  2. PROPERTIES

         The Bank conducts its business through its main office located in Oneida, New York, and five additional full service branch offices. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1998. The aggregate net book value of the Bank's premises and equipment was $4.9 million at December 31, 1998.

                                  Original             Date of             Net Book Value
                                    Year                Lease                of Property
     Location                     Acquired           Expiration         at December 31, 1998
--------------------------------------------------------------------------------------------
                                                                           (In thousands)
Main Office:
182 Main Street                     1889                 N/A                   $2,931
Oneida, New York  13421

Branch Offices:
Camden Branch                       1997                 N/A                    1,004
41 Harden Boulevard
Camden, New York 13316

Cazenovia Branch                    1971                 N/A                      226
42 Albany Street
Cazenovia, New York 13035

Hamilton Branch                     1976                 N/A                       70
35 Broad Street
Hamilton, New York 13346

Convenience Center                  1988                 N/A                      273
585 Main Street
Oneida, New York 13421

Operations Center
126 Lenox Avenue                    1989                 N/A                      350
Oneida, New York 13421

ITEM  3. LEGAL PROCEEDINGS

         The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition or operations of the Bank.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 1998 to a vote of securityholders.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 1998 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         The "Selected Consolidated Financial and Other Data" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS

         The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 1998.

                                    PART III

ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT

         Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 29, 1999, (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

ITEM 11.          EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the Registrant's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         Information   concerning  security  ownership  of  certain  owners  and
management  is  incorporated  herein  by  reference  from  the  Company's  Proxy
Statement.

ITEM 13.          CERTAIN TRANSACTIONS

         Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(1)   Financial Statements

                  o     Report of Independent Accountants
                  o     Consolidated Statements of Financial Condition,
                            December 31, 1998 and 1997
                  o     Consolidated  Statements of Income,
                            Years Ended December 31, 1998, 1997 and 1996
                  o     Consolidated  Statements of Comprehensive Income,
                            Years Ended December 31, 1998, 1997 and 1996
                  o     Consolidated  Statements  of  Changes  in  Stockholders'
                            equity, Years Ended December 31, 1998, 1997 and 1996
                  o     Consolidated  Statements  of  Cash  Flows,
                            Years  Ended December 31, 1998, 1997 and 1996
                  o     Notes to Consolidated Financial Statements.

         (a)(2)   Financial Statement Schedules

                  No  financial   statement  schedules  are  filed  because  the
                  required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3)   Exhibits

                  3.1   Certificate of Incorporation of Oneida Financial Corp.**

                  3.2   Bylaws of Oneida Financial Corp.**

                  4     Form of Stock Certificate.**

                  10.1  Employee Stock Ownership Plan.**

                  13    Annual Report to Stockholders.

                  21    Subsidiaries of the Company.

----------------------
** Incorporated by Reference to the Company's Registration Statement on Form S-1 filed on September 1998.

         (b)  Reports on Form 8-K:

              None

         (c)  The  exhibits   listed  under  (a)(3)  above  are  filed herewith.


         (d)  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         ONEIDA FINANCIAL CORP.

Date: March 22, 1999                    By: /s/ Michael R. Kallet
                                           ---------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Michael R. Kallet              By: /s/ Eric E. Stickels
    ---------------------------------       ---------------------------------
     Michael R. Kallet, President           Eric E. Stickels, Senior Vice
      and Chief Executive Office              President and Chief
     (Principal Executive Officer)              Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

Date: March 22, 1999                     Date: March 22, 1999


By: /s/ Thomas H. Dixon                 By: /s/ Nicholas J. Christakos
    ---------------------------------       ---------------------------------
    Thomas H. Dixon, Senior Vice            Nicholas J. Christakos, Director
      President

Date: March 22, 1999                     Date: March 22, 1999


By: /s/ Patricia D. Caprio              By: /s/ Edward J. Clarke
    ---------------------------------       ---------------------------------
    Patricia D. Caprio, Director            Edward J. Clarke, Director

Date: March 22, 1999                     Date: March 22, 1999


By: /s/ James J. Devine, Jr.            By: /s/John E. Haskell
    ---------------------------------       ---------------------------------
    James J. Devine, Jr., Director          John E. Haskell, Director

Date: March 22, 1999                     Date: March 22, 1999


By: /s/ Rodney D. Kent                  By: /s/ William D. Matthews
    ---------------------------------       ---------------------------------
    Rodney D. Kent, Director                William D. Matthews, Director

Date: March 22, 1999                     Date: March 22, 1999


By: /s/ Michael W. Milmoe               By: /s/ Richard B. Myers
    ---------------------------------       ---------------------------------
    Michael W. Milmoe, Director             Richard B. Myers, Director

Date: March 22, 1999                     Date: March 22, 1999


By: /s/ Frank O. White, Jr.
    ---------------------------------
    Frank O. White, Jr., Director

Date: March 22, 1999