Form 10-Q
period 1999-03-31
ONEIDA FINANCIAL CORP
filed 1999-05-13
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________________
                                Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                           16-1561678
-------------------------------                    -----------------------------
(State or other jurisdiction of                          (IRS Employer)
incorporation or organization)                        Identification Number)

                     182 Main Street, Oneida, New York 13421
                  --------------------------------------------
                    (Address of Principal Executive Offices)


Registrant's telephone number, including area code:  (315) 363-2000
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check x whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,580,200 shares of the Registrant's common stock outstanding as of April 30, 1999.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

    Item 1.       Financial Statements                                       1

         Consolidated Statements of  Condition as of March 31,               2
         1999, December 31, 1998 and March 31, 1998

         Consolidated Statements of Operations for the three                 3
         months ended March 31, 1999 and 1998

         Consolidated Statements of Comprehensive Income for the             4
         three months ended March 31, 1999 and 1998

         Consolidated Statements of Cash Flows for the three months          5
         ended March 31, 1999 and 1998

         Notes to Consolidated Financial Statements                          6

   Item 2. Management's Discussion and Analysis of  Financial Condition      7
           and Results of Operations

PART II.          OTHER INFORMATION                                         12

PART I. FINANCIAL INFORMATION
          Item I.   Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 1999, December 31, 1998 and March 31, 1998

                                                     (unaudited)    (audited)   (unaudited)
                                                       At             At             At
                                                      March 31,    December 31,  March 31,
                                                       1999           1998         1998
                                                       ----           ----         ----
                                                                    (in thousands)
ASSETS
         Cash and due from banks .................   $   4,932    $   4,056    $   3,700
         Federal funds sold ......................       6,900       22,100        6,700
                                                     -----------------------------------
   TOTAL CASH AND CASH EQUIVALENTS ...............      11,832       26,156       10,400

         Investment securities, at fair value.....      74,153       62,669       44,067
         Mortgage-backed securities, at fair value      27,056       20,022       11,968
                                                     -----------------------------------
   TOTAL INVESTMENT SECURITIES ...................     101,209       82,691       56,035

         Mortgage loans held for sale ............       2,121        1,863          467
         Loans receivable ........................     129,579      131,936      140,868
         Allowance for credit losses .............      (1,568)      (1,543)      (1,804)
                                                     -----------------------------------
   LOANS RECEIVABLE, NET .........................     128,011      130,393      139,064

         Bank premises and equipment, net ........       4,923        4,854        4,581
         Accrued interest receivable .............       1,791        1,600        1,518
         Refundable income taxes .................          86          421           51
         Other real estate .......................         183          224          394
         Other assets ............................         920          579          807
                                                     -----------------------------------
         TOTAL ASSETS ............................   $ 251,076     $ 248,781   $ 213,317
========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Due to Depositors .......................   $ 186,964     $ 193,398   $ 184,551
         Mortgagors' escrow funds ................         524           807         645
         Borrowings ..............................      20,000        10,000           0
         Other Liabilities .......................         257           442         370
                                                     -----------------------------------
   TOTAL LIABILITIES .............................     207,745       204,647     185,566
Shareholders' equity:
         Common stock ( $.10 par value,
               8,000,000 shares authorized,
               3,580,200 issued and outstanding) .         358           358           0
         Additional paid-in capital ..............      15,422        15,545           0
         Retained earnings .......................      28,315        27,710      27,184
         Common shares issued under employee
               stock plans - unearned ............      (1,313)        (401)           0
         Accumulated other comprehensive income ..         549          922          567
                                                     -----------------------------------
   TOTAL SHAREHOLDERS' EQUITY ....................      43,331       44,134       27,751
                                                     -----------------------------------
   TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY ....................   $ 251,076   $   248,781   $ 213,316
         ===============================================================================

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
March 31, 1999 and 1998 (unaudited)

                                                                Three Months Ended
                                                            March 31,         March 31,
                                                              1999              1998
                                                              ----              ----
                                                                   (in thousands)
INTEREST INCOME:
         Interest and fees on loans                      $    2,763        $    3,065
         Interest and dividends on investments:
                  U.S. Government and Agency                    524               619
                  Corporate obligations                         432               174
                  Other                                          78                64
                  Mortgage-backed securities                    443                 3
         Interest on federal fund sold and
            Interest-bearing deposits                           125                69
-------------------------------------------------------------------------------------
   Total interest and dividend income                         4,365             3,994
-------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposit                                        275               308
         Money market and Super NOW                             134               117
         Time deposits                                        1,406             1,528
         Borrowings                                             202                 0
-------------------------------------------------------------------------------------
   Total interest expense                                     2,017             1,953
-------------------------------------------------------------------------------------
NET INTEREST INCOME                                           2,348             2,041
         Less: Provision for credit losses                       45                 0
-------------------------------------------------------------------------------------
   Net interest income after provision for credit losses      2,303             2,041
-------------------------------------------------------------------------------------
OTHER INCOME:
         Investment security gain (loss)                           1                8
         Other operating income                                  234              198
-------------------------------------------------------------------------------------
   Total other income                                            235              206
-------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                      879              740
         Occupancy expenses, net                                 336              297
         Other operating expense                                 329              359
-------------------------------------------------------------------------------------
   Total other expenses                                        1,544            1,396
-------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       994              851
-------------------------------------------------------------------------------------
   Provision for income taxes                                    389              315
-------------------------------------------------------------------------------------
NET INCOME                                               $       605       $      536
=====================================================================================

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)



                                                              For the                      For the
                                                        Three Months Ended            Three Months Ended
                                                          March 31, 1999                March 31, 1998
                                                          --------------                --------------
                                                                          (in thousands)

Net income                                                $          605                $          536
                                                          --------------                --------------
Other  comprehensive  income,  net of tax:
  Unrealized  gains(losses) on assets
    available for sale:
         Unrealized holding gains(losses)
             arising during period                                  (620)                          166
         Less: reclassificaion adjustment for
             gains included in net income                             (1)                           (8)
                                                          --------------                --------------
                                                                    (621)                          158
         Net income (tax) benefit effect                             248                           (63)
                                                          --------------                --------------
         Other comprehensive income(loss), net of tax               (373)                           95

Comprehensive Income                                      $           23               $           631
                                                          ===============              ===============

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                1999             1998
                                                                                ----             ----
Three Months Ended March 31, 1999 and 1998 (unaudited)                              (in thousands)
Operating Activities:
    Net income                                                              $    605         $    536
    Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation                                                            165               84
         Amortization of premiums and discounts on securities, net                 6               21
         Provision for credit losses                                              45                0
         Gain on calls of securities net                                          (1)              (8)
         Gain on sale of loans                                                   (28)             (42)
         Income tax refundable                                                   335               94
         Accrued interest receivable                                            (190)              50
         Other assets                                                           (209)             197
         Other liabilities                                                       (69)            (186)
         Origination of loans held for sale                                   (3,984)          (5,546)
         Proceeds from sales of loans                                          3,754            5,312
-----------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                      429              512
-----------------------------------------------------------------------------------------------------
Investing Activities:
    Purchase of Investment Securities                                        (28,465)          (7,021)
    Principal collected on and proceeds of maturities
         or calls from investments                                            10,522            6,656
    Purchase of mortgage-backed securities                                    (3,033)          (1,010)
    Principal collected from mortgage-backed securities                        1,832              791
    Net decrease in loans                                                      2,295            3,027
    Purchase of bank premises and equipment                                     (235)            (854)
    Proceeds from sale of other real estate                                       83                0
-----------------------------------------------------------------------------------------------------
                  Net cash provided by investing activities                      (17,001)       1,589
-----------------------------------------------------------------------------------------------------
Financing Activities:
    Net increase (decrease) in demand deposit, savings,
         money market, super now and escrow                                   (4,525)           1,593
    Net decrease (increase) in time deposits                                  (2,191)             642
    Net increase in borrowings                                                10,000               0
    Adjust net proceeds                                                         (123)              0
    Common stock acquired by ESOP                                               (913)              0
----------------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities                   2,248           2,235
----------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                             (14,324)          4,336
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                26,156           6,064
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      11,832          10,400
====================================================================================================
Supplemental disclosures of cash flow information:
====================================================================================================
Cash paid for interest                                                         2,016           1,933
====================================================================================================
Cash paid for income taxes                                                                        11
====================================================================================================
Non-cash investing activities:
Unrealized gain (loss) on investment and mortgage-backed
     securities designated as available for sale                                (621)           158
Transfer of loans to other real estate                                            42             86
===================================================================================================

                                                                    Page 5 of 15

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                 MARCH 31, 1999


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 1999 and the results of its consolidated operations and cash flows for the period then ended, all of which are normal and recurring nature, have been included.

NOTE B - EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average shares outstanding. The following represents the calculation of earnings per share for the three months ended March 31:

                                        Income           Shares        Per Share

March 31, 1999

Net income                              $605,078         3,580,200     $0.17
                                        ========         =========      =====

Earnings per share information is not presented for the quarter ended March 31, 1998 as the Company completed its offering on December 30, 1998 and accordingly such data would not be meaningful.

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This section presents Management's discussion and analysis of and changes to the Company's consolidated financial results of operations and condition and should be read in conjunction with the Company's financial statements and notes thereto included herein.

         When used in this Annual Report the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


GENERAL

     Oneida Financial Corp. (the "Company") is the parent company of The Oneida Savings Bank (the "Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the recent initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for credit losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical and government policies and actions of regulatory authorities, which events are beyond the control of the Bank.


RECENT DEVELOPMENTS

     On December 30, 1998 the Company completed its reorganization and initial public stock offering providing a total of $15.9 million in additional paid in capital. A total of 3,580,200 shares of common stock were issued with 1,915,445 shares issued to Oneida Financial MHC the mutual holding company parent of the Company. Approximately half of the net proceeds of the stock offerring were invested into the Bank.

     On March 23, 1999, the Bank announced its intention to create Oneida Preferred Funding Corp., a wholly owned subsidiary corporation that will elect under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was funded effective April 26, 1999 with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide state tax benefits in future periods.

     The Bank continued deploying a wholesale arbitrage strategy to compliment traditional retail deposit and loan activities. The arbitrage transactions have involved entering into borrowing transactions with the Federal Home

Loan Bank of New York ("FHLB") as a funding source for the purchase of investment securities and mortgage-backed securities. At March 31, 1999 the Bank had total borrowings of $20.0 million at an average cost of 4.98%. The Bank's net income is enhanced through the positive spread between the borrowing rate and investment returns.


FINANCIAL CONDITION

     ASSETS. Total Assets at March 31, 1999 were $251.1 million, an increase of $2.3 million from $248.8 million at December 31, 1998. The increase in total assets was primarily attributable to an increase of $18.5 million in investment and mortgage-backed securities. The increase in assets reflects the Bank's continuing leveraging strategy as well as the investment of stock proceeds and the proceeds from the sale of fixed-rate residential real estate loans. The overall asset growth was partially offset by a decrease of $2.1 million in net loans receivable. This decrease is a result of Management's decision to sell substantially all newly originated fixed-rate residential real estate loans into the secondary mortgage market without recourse and on a servicing retained basis. During the period between December 31, 1998 and March 31, 1999 a total of $3.7 million in fixed rate residential real estate loans were sold. In addition, federal funds sold decreased by $15.2 million to $6.9 million at March 31, 199 from $22.1 million at December 31, 1998 as stock proceeds were invested in mortgage-backed securities and other investments.

     Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets. Total consumer and commercial business loans increased by $1.3 million from December 31, 1998 to March 31, 1999.

     LIABILITIES. Total liabilities increased by $3.1 million or 1.5% to $207.7 million at March 31, 1999 from $204.6 million at December 31, 1998. The increase is primarily the result of an increase of $10.0 million in borrowings partially offset by a decrease of $6.7 million in total deposits. The deposit decrease is attributed to the use of depositors' funds for the purchase of Company stock.

     STOCKHOLDERS' EQUITY. Total stockholders' equity at March 31, 1999 was $43.3 million, a decrease of $803,000 from $44.1 million at December 31, 1998. The decrease in stockholders' equity is primarily due to the open market purchases of common stock acquired to fully fund the Employee Stock Ownership Plan ("ESOP") and an equity adjustment necessary to reflect an additional
$123,000 in reorganization and conversion expenses. At March 31, 1999, a value of $1.3 million in common shares were issued and unearned under the ESOP Plan. There were no dividends declared for the period ending March 31, 1999. It is the intention of the Company to pay an annual cash dividend of $.30 per common share, payable semi-annually. The payment of dividends is expected to begin following the second quarter of 1999.

RESULTS OF OPERATIONS

     GENERAL. Net income for the three months ended March 31, 1999 increased by $69,000 or 12.9%, to $605,000 for the first quarter 1999 from $536,000 for the three months ended March 31, 1998. The increase was due primarily to an increase in net interest income and other income. The increases in income were partially offset by increases in operating and other expenses and an increase in the provision for credit losses and the provision for income taxes.

     INTEREST INCOME. Interest Income increased by $371,000 or 9.3%, to $4.4 million for the three months ended March 31, 999 from $4.0 million for three months ended March 31, 1998. The increase in interest income was derived from an increase in income on investment and mortgage-backed securities of $617,000 and an increase in interest income on federal funds sold of $56,000. Income on loans decreased by $302,000 partially offsetting the other increases noted.

     The decrease in loan income is a result of a decrease of $12.2 million in the average balance in loans receivable for the three months ended March 31, 1999 as compared with the same period in 1998, and a decrease of 11 basis points in average yield from 8.68% at March 31, 1998 to 8.57% at March 31, 1999. Management's strategy is to emphasize the origination of consumer and commercial business loans for retention in the Bank's portfolio while originating for sale in the secondary market substantially all fixed-rate residential real estate loans. As of March 31, 1999 residential real estate loans totaled $79.0 million, a decrease of $12.5 million from March 31, 1998. During the
                                                                    Page 9 of 15
same period a total of $15.0 million in fixed-rate residential real estate loans were sold in the secondary market. The decrease in loans resulting from sales activity was partially offset by increases in consumer and commercial business loans of $4.4 million during the same period.

     Investment income increased as a result of an increase of $40.7 million in the average balance of investment and mortgage-backed securities for the three month period ended March 31, 1999 as compared with the same period in 1998. The increase in volume was partially offset by a decrease in the average yield of investment securities of 38 basis points to 6.46% for the period. The yield reduction is reflective of the general decrease in interest rates during the twelve month period resulting in lower reinvestment yields on maturities and called bonds. In addition, the investment of borrowing proceeds, loan sales proceeds and stock proceeds have contributed to the tightening of the average portfolio yield as these additional sources of invested funds have also obtained the lower current attainable interest rates.

     Income on federal funds also increased for the period as a result of an increase of $5.5 million in the average balance of federal funds sold to $10.8 million on average during the first three months of 1999 as compared with the same period in 1998. The increase was due to the temporary investment of stock proceeds during the quarter. The increase in income as a result of a volume increase was partially offset by a reduction in the average yield earned of 55 basis points to 4.63% for the 1999 period. The yield decrease is the result of the Federal Reserve Bank's decrease in short term interest rates during 1998.

     INTEREST EXPENSE. Interest expense was $2.0 million for the three months ended March 31, 1999; an increase of $64,000 or 3.3% from the same period in 1998. The increase in interest expense is due to interest paid on borrowed funds. The average balance outstanding in borrowings during the three months ended March 31, 1999 was $15.4 million compared with no borrowings during the first three months of 1998. The borrowed funds resulted in additional interest expense of $202,000 for the first quarter of 1999 compared with 1998. Interest expense on deposits decreased by $138,000 for the three months ended March 31, 1999 to $1.8 million from $2.0 million for the same period in 1998, a decrease of 7.1%. The decrease in interest expense on deposits was due to a 28 basis point decrease in the average rate paid on deposits for the 1999 period compared with the 1998 period, and a slight decrease of 1.1% in the average balance of deposits.

     PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended March 31, 1999 totaled $45,000 compared with no provisions made during the first three months of 1998. The allowance for credit losses was $1.6 million or 1.20% of loans receivable at March 31, 999 as compared with $1.8 million or 1.29% of loans receivable at March 31, 1998. Although the allowance for loan losses has decreased, non-performing assets have also decreased representing 0.33% of total assets at March 31, 1999 compared with 0.49% of total assets at March 31, 1998. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level provides for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. The allowance for loan losses increased by $25,000 from December 31, 1998 to March 31, 1999.

     OTHER INCOME. Other operating income increased by $29,000 for the three month period ending March 31, 1999 compared with the same period in 1998 to $235,000 from $206,000. The increase was primarily the result of improved revenue on the Bank's secondary market loan sales and servicing activities which increased by $31,000 to $57,000 in income for the first quarter of 1999 from $26,000 for the first quarter of 1998.

     OTHER EXPENSES. Operating and other expenses increased by $148,000 or 10.6%, to $1.5 million for the three months ended March 31, 1999 from $1.4 million. The increase was primarily due to an increase in compensation and employee benefits, which increased to $879,000 for the first quarter of 1999 from $740,000 for the first quarter of 1998. This increase is due to the recognition on an accrual basis during 1999, expense relative to the Bank's ESOP and incentive compensation plans which in 1998 were charged entirely in the fourth quarter. Total operating expense incurred during the first quarter of 1999 for these benefit plans was $86,000. Salary and related benefit expense increases contributed toward the balance of the increase in operating and other expenses for the first quarter of 1999 compared with the same period in 1998.

     INCOME TAX. Income tax expense was $389,000 for the three months ended March 31, 1999, an increase of $74,000 from the first quarter 1998 provision of $315,000. The effective tax rate increased to 39.1% for the 1999 period from 37.0% for the first quarter of 1998.

MANAGEMENT OF MARKET RISK

         The Bank is in the business of risk management. Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and interest expense. The Bank has experienced no significant change in the risk exposure or asset and liability management targets since December 31, 1998.

     YEAR 2000. The Bank continues to actively prepare all aspects of its' business for the turn of the century and the possibility of business interruptions due to the inability of some computers and computer programs to properly "read" the new year. The Bank installed a new in-house deposit and loan processing system in 1998 and all testing has returned satisfactory results. The Bank has also tested the vast majority of ancillary systems with all systems either providing satisfactory results or scheduled for replacement by June 30, 1999. The FDIC recently completed their Phase II examination of Year 2000 preparedness and the Bank received satisfactory comments.

     The Bank continues to develop a bank-wide contingency plan for the Year 2000 issue which is expected to be complete by June 30, 1999. As part of the plan, the Bank will identify potential alternative suppliers of computer services (including third party vendors) and processing methods. Management will continue to monitor this issue and report to the Board of Directors on a monthly basis until full compliance is obtained from all vendors.

     Through March 31, 1999 the costs incurred to address the Year 2000 issue or otherwise upgrade and test the Bank's computer capabilities have been approximately $240,000. Additional costs related to the year 2000 issue will be expensed as they are incurred except for costs for new hardware and software that will be capitalized. The funds used to address the year 2000 issue have been obtained from operating income. Management does not expect that the additional costs to be incurred in connection with the year 2000 issue will have a material impact on the Bank's financial condition or results of operations. System replacement and testing has not delayed other information technology projects to date.

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 1999 and March 31, 1998 (annualized where appropriate)

                                                              March       March
                                                              1999        1998
                                                              -----       -----

Performance Ratios:

    Return on average assets                                  1.01%       1.02%
    Return on average equity                                  5.53%       7.81%
    Net interest margin                                       4.03%       4.12%
    Efficiency Ratio                                         59.75       62.15%
    Ratio of average interest-earning assets
      to average interest-bearing liabilities               127.25%     116.71%

Asset Quality Ratios:

    Non-performing assets to total assets                     0.33%       0.49%
    Allowance for loan losses to non-performing loans       191.69%     173.96%
    Allowance for loan losses to loans receivable, net        1.20%       1.29%

Capital Ratios:

    Total shareholders' equity to total assets               17.25%      13.01%
    Average equity to average assets                         18.17%      13.00%

                             ONEIDA FINANCIAL CORP.
                                AND SUBSIDIARIES

                           Part II - Other Information


Item 1     Legal Proceedings


     The Company and its subsidiary are not involved in any litigation, nor is the Company aware of any pending litigation, other than legal proceedings incident to the business of the Company, such as foreclosure actions filed on behalf of the Company. The Oneida Indian Nation (the "Oneidas") continues to pursue their land claim over 270,000 acres on Central New York State which includes much of the Bank's market area. To date neither the original claim nor the amended mootion has had an adverse impact on the local economy or real property values. Both the State of New York and the Oneidas have indicated in their respective communications that individual landowners will not be adversely affected by the ongoing litigation. Neither the Company nor the Bank is a named defendant in the pending motion. Management, therefore, believes the results of any current litigation would be immaterial to the consolidated financial condition or results of operation of the Company.

      Item 2   Changes in Securities

               None

      Item 3   Default Upon Senior Securities

               Not applicable.

      Item 4   Submission of Matters to a Vote of Security Holders

               None

      Item 5   Other Information

               None

      Item 6   Exhibits and Reports on Form 8-K


     (a) All required exhibits are included in Part I under Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial
          Condition and Results of Operations, and are incorporated by reference, herein.

     (b)  Exhibits

          (27)   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         ONEIDA FINANCIAL CORP.


Date: May 11, 1999              By:      /s/ Michael R. Kallet
                                         ---------------------------------------
                                         Michael R. Kallet
                                         President and Chief Executive Officer


Date: May 11, 1999              By:      /s/  Eric E. Stickels
                                         ---------------------------------------
                                         Eric E. Stickels
                                         Senior Vice President and Chief
                                         Financial Officer

PART I.     FINANCIAL INFORMATION
            Item I.    Financial Statements