Form 10-Q
period 1999-06-30
ONEIDA FINANCIAL CORP
filed 1999-08-13
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1999

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            16-1561678
-------------------------------                         ----------------------
(State or other jurisdiction of                             (IRS Employer)
incorporation or organization)                          Identification Number)

                     182 Main Street, Oneida, New York 13421
                     ---------------------------------------
                    Address of Principal Executive Offices)


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

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [   ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,558,600 shares of the Registrant's common stock outstanding as of July 30, 1999.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements                                             1

       Consolidated Statements of  Condition (unaudited)                       2
       As of June 30, 1999, December 31, 1998 (audited) and June 30, 1998

       Consolidated Statements of Operations (unaudited)                       3
       For the three months ended and six months ended June 30, 1999 and 1998

       Consolidated Statements of Comprehensive Income (unaudited)             4
       For the six months ended June 30, 1999 and 1998

       Consolidated Statements of Cash Flows (unaudited)                       5
       For the three months ended and six months ended June 30, 1999 and 1998

       Notes to Consolidated Financial Statements (unaudited)                  6

   Item 2.    Management's Discussion and Analysis of  Financial Condition     7
              and Results of Operations

PART II. OTHER INFORMATION                                                    14

PART I.      FINANCIAL INFORMATION

             Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 1999, December 31, 1998 and June 30, 1998

                                                       (unaudited)     (audited)      (unaudited)
                                                            At             At             At
                                                          June 30,    December 31,     June 30,
                                                           1999           1998           1998
                                                       ---------      ---------      ---------
                                                                    (in thousands)
ASSETS
         Cash and due from banks .................     $   4,743      $   4,056      $   4,848
         Federal funds sold ......................         4,100         22,100          8,700
                                                       ---------      ---------      ---------
   TOTAL CASH AND CASH EQUIVALENTS ...............         8,843         26,156         13,548

         Investment securities, at fair value ....        88,554         62,669         39,571
         Mortgage-backed securities, at fair value        30,596         20,022         16,615
                                                       ---------      ---------      ---------
   TOTAL INVESTMENT SECURITIES ...................       119,150         82,691         56,186

         Mortgage loans held for sale ............             0          1,863              0
         Loans receivable ........................       135,728        131,936        141,764
         Allowance for credit losses .............        (1,560)        (1,543)        (1,721)
                                                       ---------      ---------      ---------
   LOANS RECEIVABLE, NET .........................       134,168        130,393        140,043

         Bank premises and equipment, net ........         5,161          4,854          4,883
         Accrued interest receivable .............         1,897          1,600          1,585
         Refundable income taxes .................           494            421            174
         Other real estate .......................           264            224            292
         Other assets ............................         1,803            579            931
                                                       ---------      ---------      ---------
         TOTAL ASSETS ............................     $ 271,780      $ 248,781      $ 217,642
                                                       =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Due to Depositors .......................     $ 192,839      $ 193,398      $ 188,035
         Mortgagors' escrow funds ................           823            807          1,182
         Borrowings ..............................        35,000         10,000              0
         Other Liabilities .......................           542            442            394
                                                       ---------      ---------      ---------
   TOTAL LIABILITIES .............................       229,204        204,647        189,611

Shareholders' equity:
         Common stock ( $.10 par value,
               8,000,000 shares authorized,
               3,580,200 issued and outstanding) .           358            358              0
         Additional paid-in capital ..............        15,422         15,545              0
         Retained earnings .......................        28,923         27,710         27,451
         Common shares issued under employee
               stock plans - unearned ............        (1,313)          (401)             0
         Accumulated other comprehensive income ..          (814)           922            580
                                                       ---------      ---------      ---------
   TOTAL SHAREHOLDERS' EQUITY ....................        42,576         44,134         28,031
                                                       ---------      ---------      ---------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY ....................     $ 271,780      $ 248,781      $ 217,642
                                                       =========      =========      =========

     The accompanying notes are an integral part of the consolidated financial statements

                                     2 of 17

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and Six Months  Ended June 30, 1999  (unaudited)  and
1998 (unaudited)

                                                             Three Months Ended    Six Months Ended
                                                            June 30,    June 30,  June 30,   June 30,
                                                              1999        1998      1999       1998
                                                             ------     ------     ------     ------
                                                               (in thousands except per share data)

INTEREST INCOME:
         Interest and fees on loans ....................     $2,677     $3,028     $5,440     $6,093
         Interest on investment and mortgage-
                  backed securities ....................      1,707        885      3,161      1,730
         Dividends on equity securities ................         32         26         55         40
         Interest on federal fund sold and
             interest-bearing deposits .................         78         79        203        148
                                                             ------     ------     ------     ------
   Total interest and dividend income ..................      4,494      4,018      8,859      8,011
                                                             ------     ------     ------     ------
INTEREST EXPENSE:
         Savings deposit ...............................        270        319        545        627
         Money market and Super NOW ....................        155        124        289        241
         Time deposits .................................      1,375      1,526      2,781      3,054
         Borrowings ....................................        401          0        603          0
                                                             ------     ------     ------     ------
   Total interest expense ..............................      2,201      1,969      4,218      3,922
                                                             ------     ------     ------     ------
NET INTEREST INCOME ....................................      2,293      2,049      4,641      4,089
         Less: Provision for credit losses .............         45          0         90          0
                                                             ------     ------     ------     ------
   Net interest income after provision for credit losses      2,248      2,049      4,551      4,089
                                                             ------     ------     ------     ------
OTHER INCOME:
         Investment security gain ......................        280          1        281          9
         Other operating income ........................        203        181        437        379
                                                             ------     ------     ------     ------
   Total other income ..................................        483        182        718        388
                                                             ------     ------     ------     ------

OTHER EXPENSES:
         Compensation and employee benefits ............      1,030        871      1,909      1,610
         Occupancy expenses, net .......................        316        352        652        649
         Other operating expense .......................        507        505        836        864
                                                             ------     ------     ------     ------
   Total other expenses ................................      1,853      1,728      3,397      3,123
                                                             ------     ------     ------     ------
INCOME BEFORE INCOME TAXES .............................        878        503      1,872      1,354
                                                             ------     ------     ------     ------
   Provision for income taxes ..........................        270        237        659        552
                                                             ------     ------     ------     ------
NET INCOME .............................................     $  608     $  266     $1,213     $  802
                                                             ======     ======     ======     ======

EARNINGS PER SHARE .....................................     $ 0.17        N/M     $ 0.34        N/M
                                                             ======     ======     ======     ======

     The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For theThree Months Ended and Six Months Ended June 30, 1999(unaudited) and 1998
(unaudited)


                                                     Three Months Ended         Six Months Ended
                                                    June 30,    June 30,      June 30,     June 30,
                                                      1999         1998         1999         1998
                                                    -------      -------      -------      -------
                                                       (in thousands)            (in thousands)
Net income ....................................     $   608      $   266      $ 1,213      $   802
                                                    -------      -------      -------      -------
Other comprehensive income, net of tax:
   Unrealized  gains(losses) on assets
     available for sale:
   Unrealized holding gains(losses)
       arising during period ..................      (1,992)           7       (2,612)         173
   Less: reclassificaion adjustment for
             gains included in net income .....        (280)          (1)        (281)          (9)
                                                    -------      -------      -------      -------
                                                     (2,272)           6       (2,893)         164
   Net income (tax) benefit effect ............         909            8        1,157          (55)
                                                    -------      -------      -------      -------
Other comprehensive income(loss), net of tax ..      (1,363)          14       (1,736)         109


Comprehensive Income ..........................     $  (755)     $   280      $  (523)     $   911
                                                    =======      =======      =======      =======



     The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended and Six Months  Ended June 30, 1999  (unaudited)  and
1998 (unaudited)
                                                                          Three Months Ended          Six Months Ended
                                                                         June 30,     June 30,      June 30,     June 30,
                                                                          1999          1998         1999          1998
                                                                       --------      --------      --------      --------
Operating Activities:                                                      (in thousands)              (in thousands)
   Net income ....................................................     $    608      $    266      $  1,213      $    802
   Adjustments  to  reconcile  net  income  to net
      cash  provided  by  operating activities:
      Depreciation ...............................................          162           152           327           236
      Amortization of premiums/discounts on securities, net ......          (24)           23           (18)           44
      Provision for credit losses ................................           45             0            90             0
      Provision for deferred taxes ...............................            0           100             0           100
      Loss on sale of other real estate ..........................           31            23            31            23
      Gain on sale/call of securities, net .......................         (280)           (1)         (281)           (9)
      (Gain) loss on sale of loans ...............................            6           120           (22)           77
      Income tax refundable ......................................         (408)         (123)          (73)          (29)
      Accrued interest receivable ................................         (106)          (67)         (297)          (17)
      Other assets ...............................................           26          (234)         (182)          (36)
      Other liabilities ..........................................          285            24           216            15
      Origination of loans held for sale .........................            0        (2,893)       (3,984)       (8,439)
      Proceeds from sales of loans ...............................        1,924         3,093         5,678         8,405
                                                                       --------      --------      --------      --------
          Net cash provided by operating activities ..............        2,269           483         2,698         1,172
                                                                       --------      --------      --------      --------
Investing Activities:
  Purchase of Investment Securities ..............................      (29,828)       (7,392)      (58,293)      (14,415)
  Principal collected on and proceeds of maturities
      or calls from investments ..................................       13,927        11,895        24,449        18,551
  Purchase of mortgage-backed securities .........................       (5,182)       (6,066)       (8,215)       (7,076)
  Principal collected from mortgage-backed securities ............        1,174         1,414         3,006         2,205
  Net (increase) decrease in loans ...............................       (6,170)       (1,042)       (3,875)        1,985
  Purchase of bank premises and equipment ........................         (400)         (454)         (634)       (1,307)
  Proceeds from sale of other real estate ........................           47           289           130           289
                                                                       --------      --------      --------      --------
          Net cash (used in) provided by investing activities ....      (26,432)       (1,356)      (43,432)          232
                                                                       --------      --------      --------      --------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, super now and escrow .........................        6,294         4,995         3,707         6,412
  Net (decrease) increase in time deposits .......................         (120)         (974)       (4,250)         (332)
  Proceeds from  borrowings ......................................       20,000                      30,000             0
 Repayment of borrowings .........................................       (5,000)                     (5,000)            0
  Adjust net proceeds ............................................                                     (123)            0
  Common stock acquired by ESOP ..................................                                     (913)            0
                                                                       --------      --------      --------      --------
          Net cash provided by financing activities ..............       21,174         4,021        23,421         6,080
                                                                       --------      --------      --------      --------
Increase (decrease) in cash and cash equivalents .................       (2,989)        3,148       (17,313)        7,484
                                                                       --------      --------      --------      --------
Cash and cash equivalents at beginning of year ...................       11,832        10,400        26,156         6,064
                                                                       --------      --------      --------      --------
Cash and cash equivalents at end of year .........................        8,843        13,548         8,843        13,548
                                                                       ========      ========      ========      ========

Supplemental disclosures of cash flow information:
Cash paid for interest ...........................................        2,018         1,923         4,034         3,856
Cash paid for income taxes .......................................          678           570           678           581
Non-cash investing activities:
Unrealized gain (loss) on investment and mortgage-backed
     securities designated as available for sale .................       (2,262)           23        (2,882)          109
Transfer of loans to other real estate ...........................          159           210           201           297
                                                                       ========      ========      ========      ========

     The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                  JUNE 30, 1999


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 1999 and the results of its consolidated operations and cash flows for the period then ended, all of which are normal and recurring in nature, have been included.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. The following represents the calculation of earnings per share for the three months ended and six months ended June 30, 1999:

                                            Income                 Shares           Per Share
                                            ------                 ------           ---------

June 30, 1999
-------------
Net income (Three Months Ended)           $  607,588              3,580,200              $0.17
                                          ==========              =========              =====
Net income (Six Months Ended)             $1,212,666              3,580,200              $0.34
                                          ==========              =========              =====

Earnings per share information is not presented for the quarter ended and six months ended June 30, 1998 as the Company completed its offering on December 30, 1998 and accordingly such data would not be meaningful.


Note C - Formation of Real Estate Investment Trust Subsidiary

On March 23, 1999, the Bank announced its intention to create Oneida Preferred Funding Corp., a wholly owned subsidiary corporation that will elect under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was funded effective April 26, 1999 with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide other benefits in future periods. At June 30, 1999 the principal balance outstanding of real estate loans in the REIT totalled $41.3 million.

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

         When used in this quarterly report the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

         Oneida Financial Corp. (the "Company") is the parent company of The Oneida Savings Bank (the "Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the recent initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank.

RECENT DEVELOPMENTS

         On December 30, 1998 the Company completed its reorganization and initial public stock offering providing a total of $15.9 million in additional paid in capital. A total of 3,580,200 shares of common stock were issued with 1,915,445 shares issued to Oneida Financial MHC the mutual holding company parent of the Company. Approximately half of the net proceeds of the stock offering were invested into the Bank.

         On March 23, 1999, the Bank announced its intention to create Oneida Preferred Funding Corp., a wholly owned subsidiary corporation that will elect under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was funded effective April 26, 1999 with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide other benefits in future periods. At June 30, 1999 the principal balance outstanding of real estate loans in the REIT totaled $41.3 million.

         The Bank continues employing a wholesale arbitrage strategy to compliment traditional retail deposit and loan activities. The arbitrage transactions have involved entering into borrowing transactions with the Federal Home Loan Bank of New York ("FHLB") as a funding source for the purchase of investment securities and mortgage-backed securities. At June 30, 1999 the Bank had total borrowings of $35.0 million at an average cost of 5.14%. The Bank's net income is enhanced through the positive spread between the borrowing rate and investment returns.

         The Company announced the regulatory approval of a 5% stock repurchase, representing 179,010 shares of common stock, on June 9, 1999. The Board of Directors authorized the repurchase program and the New York State Banking

Department approved the repurchase program to begin following the Company's six-month conversion anniversary of June 30, 1999. The repurchase program is expected to be completed within six months. The Company considers the common stock to be an attractive investment, particularly in view of the current price at which the common stock is trading relative to the Company's earnings per share, book value per share and market and economic factors generally, as well as other factors.

         The Company declared its first semiannual cash dividend following the completion of the first six months as a publicly traded stock company. The dividend will paid to all shareholders of record as of July 27, 1999 and is payable on August 10, 1999 at $0.15 per share of common stock. It is the intention of the Company to pay an annual cash dividend of $0.30 per common share, payable semi-annually.

FINANCIAL CONDITION

         ASSETS. Total Assets at June 30, 1999 were $271.8 million, an increase of $23.0 million from $248.8 million at December 31, 1998. The increase in total assets was primarily attributable to an increase of $36.5 million in investments and mortgage-backed securities. The increase in assets reflects the Bank's leveraging strategy as well as the investment of net proceeds from the sale of common stock and the proceeds from the sale of fixed-rate residential real estate loans. Asset growth was also supported by an increase of $3.8 million in net loans receivable. The increase in net loans was achieved while Management continued to sell substantially all newly originated fixed-rate residential real estate loans into the secondary mortgage market without recourse and on a servicing retained basis. During the period between December 31, 1998 and June 30, 1999 a total of $5.0 million in fixed rate residential real estate loans were sold. The increase in assets was partially offset by a decrease of $18.0 million in federal funds sold to $4.1 million at June 30, 1999 from $22.1 million at December 31, 1998 as stock proceeds were invested in mortgage-backed securities and other investments.

         Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets. At June 30, 1999, total consumer and commercial business loans increased by $3.6 million from December 31, 1998.

         LIABILITIES. Total liabilities increased by $24.6 million or 12.0% to $229.2 million at June 30, 1999 from $204.6 million at December 31, 1998. The increase is primarily the result of an increase of $25.0 million in borrowings partially offset by a decrease of $559,000 in total deposits. The decrease in deposits was a result of a decrease in Time Deposits of $2.3 million from $108.9 million at December 31, 1998 to $106.6 million at June 30, 1999. The Bank continues to emphasize core deposits and checking accounts, which increased by $1.8 million during the same period. In addition, total deposits increased by $5.9 million from the quarter ending March 31, 1999.

         STOCKHOLDERS' EQUITY. Total stockholders' equity at June 30, 1999 was $42.6 million, an increase of $14.6 million from $28.0 million at June 30, 1998. The increase in stockholder's equity is primarily a result of the net proceeds received from the stock offering completed on December 30, 1998. Stockholder's equity decreased $1.5 million from December 31, 1998 primarily due to a decrease of $1.7 million in Accumulated Other Comprehensive Income as a result of an adjustment for the net unrealized loss on available for sale mortgage-backed and other investment securities due to higher market interest rates at June 30, 1999 as compared with December 31, 1998 which negatively affected the market value of the Company's investments and mortgage-backed securities portfolios. The decrease in shareholders' equity is also attributable to the open market purchases of common stock acquired during the first quarter of 1999 to fully fund the Employee Stock Ownership Plan ("ESOP") and an equity adjustment necessary to reflect an additional $123,000 in stock offering expenses. At June 30, 1999, a value of $1.3 million in common shares were issued and unearned under the ESOP Plan. The decreases in stockholders' equity were partially offset by the addition of after-tax net income of $1.2 million for the six months ended June 30, 1999.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on the assets or liabilities.

         AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three and six months ended June 30, 1999 and 1998 and for the year ended December 31, 1998. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

         TABLE 1.  Average Balance Sheet. (Quarterly)

                                                              Three Months Ended June 30,
                                  -------------------------------------------------------------------------------
                                                    1999                                      1998
                                  -------------------------------------       -----------------------------------
                                     Average      Interest                      Average     Interest
                                   Outstanding      Earned/      Yield/       Outstanding    Earned/       Yield/
                                     Balance         Paid         Rate          Balance       Paid          Rate
                                     -------         ----         ----          -------       ----          ----
                                              (Dollars in thousands)                  (Dollars in thousands)
Interest-earning Assets:
  Loans Receivable .............     $132,860     $  2,677        8.06%        $141,301     $  3,028        8.57%
  Investment Securities ........      111,347        1,707        6.13%          54,643          885        6.48%
  Federal Funds ................        6,526           78        4.78%           5,771           79        5.48%
  Equity Securities ............        3,544           32        3.61%           2,718           26        3.83%
                                     --------     --------        ----         --------     --------        ----
    Total Interest-earning assets     254,277        4,494        7.07%         204,433        4,018        7.86%
                                     --------     --------        ----         --------     --------        ----

Interest-bearing Liabilities:
  Money Market Deposits ........     $ 14,834     $    120        3.24%        $ 11,862     $     95        3.20%
  Savings Accounts .............       48,088          270        2.25%          44,580          319        2.86%
  Interest-bearing Checking ....        7,806           35        1.79%           5,865           29        1.98%
  Time Deposits ................      102,321        1,375        5.38%         108,720        1,526        5.61%
  Borrowings ...................       30,567          401        5.25%               0            0        0.00%
                                     --------     --------        ----         --------     --------        ----
    Total Interest-bearing Liabs      203,616        2,201        4.32%         171,027        1,969        4.61%
                                     --------     --------        ----         --------     --------        ----

    Net Interest Income                           $  2,293                                  $  2,049
                                                  ========                                  ========
    Net Interest Spread                                           2.75%                                     3.26%
                                                                 =====                                     =====
    Net Earning Assets               $ 50,661                                  $ 33,406
                                     ========                                  ========
   Net yield on average
      Interest-earning assets                         3.61%                                     4.01%
                                                     =====                                     =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                        124.88%                                   119.53%
                                                    =======                                  =======

                                     Twelve Months Ended Dec. 31, 1998
                                    -----------------------------------
                                      Average     Interest
                                    Outstanding    Earned/       Yield/
                                      Balance       Paid          Rate
                                      -------       ----          ----
                                            (Dollars in thousands)
Interest-earning Assets:
  Loans Receivable .............     $138,953     $ 12,063        8.68%
  Investment Securities ........       56,646        3,736        6.60%
  Federal Funds ................        7,274          347        4.77%
  Equity Securities ............        2,550           90        3.53%
                                     --------     --------        ----
    Total Interest-earning assets     205,423       16,236        7.90%
                                     --------     --------        ----
Interest-bearing Liabilities:
  Money Market Deposits ........     $ 12,519     $    407        3.25%
  Savings Accounts .............       44,481        1,295        2.91%
  Interest-bearing Checking ....        6,091          121        1.99%
  Time Deposits ................      109,419        6,110        5.58%
  Borrowings ...................        1,264           66        5.22%
                                     --------     --------        ----
    Total Interest-bearing Liabs      173,774        7,999        4.60%
                                     --------     --------        ----

    Net Interest Income                           $  8,237
                                                  ========
    Net Interest Spread                                           3.30%
                                                                 =====
    Net Earning Assets               $ 31,649
                                     ========
   Net yield on average
      Interest-earning assets                         4.01%
                                                     =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                        118.21%
                                                   =======

         TABLE 2.  Average Balance Sheet. (Year to Date)

                                        Six Months Ended June 30,                   Six Months Ended June 30,
                                  -------------------------------------       ------------------------------------
                                                     1999                                      1998
                                  -------------------------------------       ------------------------------------
                                     Average      Interest                      Average     Interest
                                   Outstanding      Earned/      Yield/       Outstanding    Earned/        Yield/
                                     Balance         Paid         Rate          Balance       Paid           Rate
                                     -------         ----         ----          -------       ----           ----
                                             (Dollars in thousands)                   (Dollars in thousands)

Interest-earning Assets:
  Loans Receivable ...............     $131,720     $  5,440        8.26%        $142,293     $  6,093        8.56%
  Investment Securities ..........      100,708        3,161        6.28%          52,025        1,730        6.65%
  Federal Funds ..................        8,667          203        4.68%           5,548          148        5.34%
  Equity Securities ..............        3,333           55        3.30%           2,336           40        3.42%
                                       --------     --------        ----         --------     --------        ----
    Total Interest-earning assets       244,428        8,859        7.25%         202,202        8,011        7.92%
                                       --------     --------        ----         --------     --------        ----


Interest-bearing Liabilities:
  Money Market Deposits ..........     $ 13,840     $    221        3.19%        $ 11,705     $    186        3.18%
  Savings Accounts ...............       47,138          545        2.31%          44,278          627        2.83%
  Interest-bearing Checking ......        7,504           68        1.81%           5,673           55        1.94%
  Time Deposits ..................      101,921        2,781        5.46%         108,656        3,054        5.62%
  Borrowings .....................       22,965          603        5.25%               0            0        0.00%
                                       --------     --------        ----         --------     --------        ----
    Total Interest-bearing Liabs .      193,368        4,218        4.36%         170,312        3,922        4.61%
                                       --------     --------        ----         --------     --------        ----

    Net Interest Income                             $  4,641                                  $  4,089
                                                    ========                                  ========
    Net Interest Spread                                             2.89%                                     3.32%
                                                                   =====                                     =====
    Net Earning Assets                 $ 51,060                                   $31,890
                                       ========                                  ========
   Net yield on average
      Interest-earning assets                           3.80%                                     4.04%
                                                       =====                                     =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                          126.41%                                   118.72%
                                                     =======                                   =======


RESULTS OF OPERATIONS

         GENERAL. Net income for the three months ended June 30, 1999 increased by $342,000 to $608,000 for the second quarter 1999 from $266,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 net income was $1.2 million an increase of $411,000 or 51.2% from the net income reported for the six months ended June 30, 1998 of $802,000. The increases were due primarily to an increase in net interest income and other income. The increases in income were partially offset by increases in operating and other expenses and an increase in the provision for credit losses and the provision for income taxes.

         INTEREST INCOME. Interest Income increased by $476,000 or 11.8%, to $4.5 million for the three months ended June 30, 999 from $4.0 million for three months ended June 30, 1998. For the six months ended June 30, 1999 total interest income was recorded at $8.9 million, an increase of $848,000 or 10.6% as compared with the same period in 1998. The increase in interest income was primarily derived from an increase in income on investment and mortgage-backed securities of $822,000 for the quarter and $1.4 million for the year to date. Income on loans decreased by $351,000 for the second quarter of 1999 compared with the same period in 1998 and decreased by $653,000 for the year to date partially offsetting the increases in investment and mortgage-backed securities interest income.

         The decrease in loan income is a result of a decrease of $8.4 million in the average balance in loans receivable for the three months ended June 30, 1999 as compared with the same period in 1998, and a decrease of 51 basis points in average yield from 8.57% at June 30, 1998 to 8.06% at June 30, 1999. Management's strategy is to emphasize the origination of consumer and commercial business loans for retention in the Bank's portfolio while originating for sale in the secondary market substantially all fixed-rate residential real estate loans. As of June 30, 1999 residential real estate loans totaled $79.1 million, a decrease of $8.9 million from June 30, 1998. During the same period a total of $13.1 million in fixed-rate residential real estate loans were sold in the secondary market. The decrease in loans resulting from sales activity was partially offset by increases in consumer and commercial business loans of $2.3 million during the same period.

         Investment income increased as a result of an increase of $56.7 million in the average balance of investment and mortgage-backed securities for the three month period ended June 30, 1999 as compared with the same period in 1998. The increase in volume was partially offset by a decrease in the average yield of investment securities of 35 basis points to 6.13% for the period. The yield reduction is reflective of the general decrease in interest rates during the twelve-month period resulting in lower reinvestment yields on maturities and called bonds. In addition, the investment of borrowing proceeds, loan sales proceeds and stock proceeds have contributed to the tightening of the average portfolio yield as these additional sources of invested funds have also obtained the lower current attainable interest rates.

         Income on federal funds remained at similar levels for the three months ended June 30, 1999 and 1998, however, demonstrates an increase for the six month period of 1999 versus 1998. The increase for this period is a result of an increase of $3.1 million in the average balance of federal funds sold to $8.7 million on average during the six months of 1999 as compared with the same period in 1998. The increase was due to the temporary investment of stock proceeds during the first quarter of 1999. The increase in income as a result of a volume increase was partially offset by a reduction in the average yield earned of 66 basis points to 4.68% for the 1999 period. The yield decrease is the result of the Federal Reserve Bank's decrease in short term interest rates during the fourth quarter of 1998.

         INTEREST EXPENSE. Interest expense was $2.2 million for the three months ended June 30, 1999; an increase of $232,000 or 11.8% from the same period in 1998. For the six months ended June 30, 1999 interest expense totaled $4.2 million compared with $3.9 million for the 1998 period. The increase in interest expense is due to interest paid on borrowed funds. The average balance outstanding in borrowings during the three months ended June 30, 1999 was $30.6 million and $23.0 million in average borrowings were outstanding for the six-month period ending June 30, 1999. This compares with no borrowings during the first six months of 1998. The borrowed funds resulted in additional interest expense of $401,000 for the second quarter of 1999 and $603,000 for the year to date compared with no interest expense on borrowed funds in 1998 through June 30th. Interest expense on deposits decreased by $169,000 for the three months ended June 30, 1999 to $1.8 million from $2.0 million for the same period in 1998, a decrease of 8.6%. For the six months ended June 30, 1999 interest expense on deposits was $3.6 million, a reduction of $307,000 from 1998 levels. The decrease in interest expense on deposits was due to a 45 basis point decrease in the average rate paid on deposits for the second quarter 1999 and a reduction of 37 basis points for the year to date compared with the 1998 periods.

         PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended June 30, 1999 were $45,000, with $90,000 in provisions made to date for the year 1999, compared with no provisions made during the same periods of 1998. The allowance for credit losses was $1.6 million or 1.16% of loans receivable at June 30, 1999 as compared with $1.7 million or 1.23% of loans receivable at June 30, 1998. Although the allowance for loan losses has decreased, non-performing assets have also decreased representing 0.33% of total assets at June 30, 1999 compared with 0.44% of total assets at June 30, 1998. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level provides for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. The allowance for loan losses has increased by $17,000 from December 31, 1998 to June 30, 1999.

         OTHER INCOME. Other operating income increased by $301,000 for the three-month period ending June 30, 1999 compared with the same period in 1998 to $483,000 from $182,000. This results in an improvement in other operating income of $330,000 for the year to date in 1999 compared with 1998. The increase was primarily the result a realized gain upon the sale of an investment security held as available for sale. For the second quarter of 1999 security gains totaled $280,000 compared with gains of $1,000 for the 1998 period. In addition, improved revenue on the Bank's secondary market loan sales and servicing activities which increased by $39,000 to $100,000 in income for the six months ending June 30, 1999 from $61,000 for the first quarter of 1998 also contributed to the improvement in other income.

         OTHER EXPENSES. Operating and other expenses increased by $125,000 or 7.2%, to $1.9 million for the three months ended June 30, 1999 from $1.7 million for the same period in 1998. For the six months ended June 30, 1999 total other expenses were $3.4 million compared with $3.1 million in 1998. The increase was primarily due to an increase in compensation and employee benefits, which increased to $1.0 million for the second quarter of 1999 and to $1.9 million for the year to date, from $871,000 for the second quarter of 1998 and $1.6 million for the six months ended June 30, 1998. This increase is primarily due to accrued expenses relative to the Bank's ESOP plan and Incentive Compensation plan that in 1998 were recorded in the fourth quarter. Total operating expenses incurred during the second quarter of 1999 and year to date for these benefit plans were $94,000 and $180,000 respectively. Salary and related benefit expense increases contributed toward the balance of the increase in operating and other expenses for the second quarter of 1999 and year to date compared with the same periods in 1998.

         INCOME TAX. Income tax expense was $270,000 for the three months ended June 30, 1999, an increase of $33,000 from the second quarter 1998 provision of $237,000. For the six months ended June 30, 1999 and 1998, income tax provisions of $659,000 and $552,000 respectively were recorded. The effective tax rate decreased to 35.2% for 1999 to date from 40.8% for the first six months of 1998 as the Company has employed various strategies to reduce the tax burden in this and future periods.


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

         YEAR 2000. The Bank continues to actively prepare all aspects of its' business for the turn of the century and the possibility of business interruptions due to the inability of some computers and computer programs to properly "read" the new year. The Bank installed a new in-house deposit and loan processing system in 1998 and all testing has returned satisfactory results. The Bank has also completed testing of ancillary systems with all systems either providing satisfactory results or replacements were ordered by June 30, 1999 with implementation to be complete by September 30, 1999. The FDIC recently completed their Phase II examination of Year 2000 preparedness of the Bank.

         The Bank developed a bank-wide contingency plan for the Year 2000 issue that was completed by June 30, 1999 which was approved and adopted by the Board of Directors. As part of the plan, the Bank identified potential alternative suppliers of computer services (including third party vendors) and processing methods. Management will continue to monitor this issue and report to the Board of Directors on a monthly basis.

         Through June 30, 1999 the costs incurred to address the Year 2000 issue or otherwise upgrade and test the Bank's computer capabilities have been approximately $280,000. Additional costs related to the year 2000 issue will be expensed as they are incurred except for costs for new hardware and software that will be capitalized. The funds used to address the year 2000 issue have been obtained from operating income. Management does not expect that the additional costs to be incurred in connection with the year 2000 issue will have a material impact on the Bank's financial condition or results of operations. System replacement and testing has not delayed other information technology projects to date.

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended and Six Months Ended June 30, 1999 and
June 30, 1998 (unaudited) (annualized where appropriate)

                                                             Three Months Ending June  30,  Six Months Ending June 30,
                                                                       1999        1998            1999         1998
                                                                       ----        ----            ----         ----
         Performance Ratios:
         Return on average assets ..........................          0.92%       0.50%            1.01%       0.76%
         Return on average equity ..........................          5.62%       3.81%            5.55%       5.85%
         Net interest margin ...............................          3.61%       4.01%            3.81%       4.04%
         Efficiency Ratio ..................................         74.11%      77.77%           66.90%      69.90%
         Ratio of operating expense
           to average total assets .........................          2.80%       3.23%            2.69%       2.94%
         Ratio of average interest-earning assets
           to average interest-bearing liabilities .........        124.12%     118.39%          125.60%     117.58%

              Asset Quality Ratios:

                 Non-performing assets to total assets .....          0.33%       0.44%            0.33%       0.44%
                  Allowance for loan losses
                     to non-performing loans ...............        249.04%     258.02%          249.04%     258.02%
                  Allowance for loan losses
                     to loans receivable, net ..............          1.16%       1.23%            1.16%       1.23%

              Capital Ratios:

                  Total shareholders' equity to total assets         15.67%      12.88%           15.67%      12.88%
                         Average equity to average assets ..         16.37%      13.05%           17.23%      13.03%

                             ONEIDA FINANCIAL CORP.
                                AND SUBSIDIARIES

                           Part II - Other Information


Item 1            Legal Proceedings


         The Company and its subsidiary are not involved in any litigation, nor is the Company aware of any pending litigation, other than legal proceedings incident to the business of the Company, such as foreclosure actions filed on behalf of the Company. The Oneida Indian Nation (the "Oneidas") continues to pursue their land claim over 270,000 acres on Central New York State which includes much of the Bank's market area. To date neither the original claim nor the amended motion has had an adverse impact on the local economy or real property values. Both the State of New York and the Oneidas have indicated in their respective communications that individual landowners will not be adversely affected by the ongoing litigation. Neither the Company nor the Bank is a named defendant in the pending motion. Management, therefore, believes the results of any current litigation would be immaterial to the consolidated financial condition or results of operation of the Company.

Item 2            Changes in Securities

                  None

Item 3            Default Upon Senior Securities

                  Not applicable.

Item 4            Submission of Matters to a Vote of Security Holders

          On April 27, 1999, at the Annual Meeting of Shareholders, shareholders voted in favor of the election of Directors, as follows;

                                               For                    Withheld
                                            ---------                 --------
                  Edward J. Clarke          2,838,433                  31,249
                  Rodney D. Kent            2,837,782                  31,900
                  Michael W. Milmoe         2,837,933                  31,749
                  Richard B. Myers          2,839,782                  29,900

Shareholders ratified the appointment of PricewaterhouseCoopers, LLP as auditors for the Company for the fiscal year ended December 31, 1999 by a vote of;

                             For                  Against             Abstain
                           ---------              -------             -------
                           2,863,002               4,500               2,180

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

                                           ONEIDA FINANCIAL CORP.


Date:  August 13, 1999            By:      /s/ Michael R. Kallet
                                           ---------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer


Date:  August 13, 1999            By:      /s/  Eric E. Stickels
                                           ----------------------
                                           Eric E. Stickels
                                           Senior Vice President and Chief
                                           Financial Officer

PART I.      FINANCIAL INFORMATION
             Item I.    Financial Statements