Form 10-Q
period 1999-09-30
ONEIDA FINANCIAL CORP
filed 1999-11-12
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                                    OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
                                   Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              16-1561678
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer)
incorporation or organization)                            Identification Number)


                     182 Main Street, Oneida, New York 13421
                     ---------------------------------------
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

   Indicate by check mark whether the Registrant has filed all documents and required to be filed by Sections 12, 13, or 15(d) of the Securities
             Exchange Act of 1934 subsequent to the distribution of
              securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,461,300 shares of the Registrant's common stock outstanding as of November 4, 1999.

                             ONEIDA FINANCIAL CORP.
                                      INDEX




PART I.  FINANCIAL INFORMATION

    Item 1.       Financial Statements

         Consolidated Statements of  Condition (unaudited)
         As of September 30, 1999, December 31, 1998 (audited) and September 30, 1998

         Consolidated Statements of Operations (unaudited)
         For the three months ended and nine months ended September 30, 1999 and 1998

         Consolidated Statements of Comprehensive Income (unaudited) For the nine months ended September 30, 1999 and 1998

         Consolidated Statements of Cash Flows (unaudited)
         For the three months ended and nine months ended September 30, 1999 and 1998

         Notes to Consolidated Financial Statements (unaudited)

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.        Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

PART I.      FINANCIAL INFORMATION
                      Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 1999, December 31, 1998 and September 30, 1998

                                                          (unaudited)     (audited)     (unaudited)
                                                               At             At            At
                                                          September 30,  December 31,   September 30,
                                                              1999          1998           1998
                                                           ---------------------------------------
                                                                        (in thousands)
ASSETS
         Cash and due from banks                           $   6,766      $   4,056      $   3,530
         Federal funds sold                                    2,700         22,100          6,900
                                                           ---------------------------------------

   TOTAL CASH AND CASH EQUIVALENTS                             9,466         26,156         10,430

         Investment securities, at fair value                 84,397         62,669         44,661
         Mortgage-backed securities, at fair value            28,746         20,022         18,736
                                                           ---------------------------------------
   TOTAL INVESTMENT SECURITIES                               113,143         82,691         63,397

         Mortgage loans held for sale                              0          1,863          1,041
         Loans receivable                                    142,616        131,936        138,148
         Allowance for credit losses                          (1,519)        (1,543)        (1,695)
                                                           ---------------------------------------
   LOANS RECEIVABLE, NET                                     141,097        130,393        136,453

         Bank premises and equipment, net                      5,217          4,854          4,972
         Accrued interest receivable                           2,119          1,600          1,540
         Refundable income taxes                                 154            421            240
         Other real estate                                       193            224            395
         Other assets                                          2,313            579          1,001
         -----------------------------------------------------------------------------------------
         TOTAL ASSETS                                      $ 273,702      $ 248,781      $ 219,469
         =========================================================================================

(continued

                                                          (unaudited)     (audited)     (unaudited)
                                                               At             At            At
                                                          September 30,  December 31,   September 30,
                                                              1999          1998           1998
                                                           ---------------------------------------
                                                                          (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Due to Depositors                                 $ 192,385      $ 193,398      $ 190,100
         Mortgagors' escrow funds                                421            807            561
         Borrowings                                           40,000         10,000              0
         Other Liabilities                                       394            442            131
                                                           ---------------------------------------
   TOTAL LIABILITIES                                         233,200        204,647        190,792
Shareholders' equity:
         Common stock ( $.10 par value; 8,000,000
              shares authorized;  3,580,200 issued)              358            358              0
         Additional paid-in capital                           15,422         15,545              0
         Retained earnings                                    28,962         27,710         27,950
         Common shares issued under employee
               stock plans - unearned                         (1,314)          (401)             0
         Accumulated other comprehensive income (loss)        (1,796)           922            727
         Treasury Stock (at cost,  108,900 shares)            (1,130)             0              0
                                                           ---------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                 40,502         44,134         28,677
         -----------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                              $ 273,702      $ 248,781      $ 219,469
         =========================================================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and Nine Months Ended September 30, 1999 (unaudited) and 1998 (unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                           September 30,    September 30,  September 30,  September 30,
                                                               1999             1998           1999           1998
                                                               ----             ----           ----           ----
                                                                  (in thousands)                   (in thousands)
         Interest and fees on loans                          $ 2,872         $ 3,093         $ 8,312         $ 9,187
         Interest on investment and mortgage-
                  backed securities                            1,846             880           5,007           2,609
         Dividends on equity securities                           37              25              92              65
         Interest on federal fund sold and
              interest-bearing deposits                           66              98             269             246
--------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                          4,821           4,096          13,680          12,107
--------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposit                                         277             321             822             948
         Money market and Super NOW                              175             140             464             381
         Time deposits                                         1,361           1,544           4,141           4,598
         Borrowings                                              507               0           1,110               0
--------------------------------------------------------------------------------------------------------------------
   Total interest expense                                      2,320           2,005           6,537           5,927
--------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                            2,501           2,091           7,143           6,180
         Less: Provision for credit losses                        45               0             135               0
--------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for credit losses       2,456           2,091           7,008           6,180
--------------------------------------------------------------------------------------------------------------------

(continued)

                                                                 Three Months Ended             Nine Months Ended
                                                           September 30,    September 30,  September 30,  September 30,
                                                               1999             1998           1999           1998
                                                               ----             ----           ----           ----
                                                                  (in thousands)                   (in thousands)
OTHER INCOME:
         Investment security gain, net                             0               0             281               9
         Other operating income                                  205             149             641             528
--------------------------------------------------------------------------------------------------------------------
   Total other income                                            205             149             922             537
--------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                    1,017             787           2,926           2,397
         Occupancy expenses, net                                 338             335             990             984
         Other operating expense                                 390             402           1,226           1,266
--------------------------------------------------------------------------------------------------------------------
   Total other expenses                                        1,745           1,524           5,142           4,647
--------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       916             716           2,788           2,070
--------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                    340             217             999             769
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $   576         $   499         $ 1,789         $ 1,301
====================================================================================================================
EARNINGS PER SHARE                                           $  0.16             N/M         $  0.50             N/M
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended and Nine Months Ended September 30, 1999(unaudited) and 1998 (unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                  September 30,   September 30,   September 30,    September 30,
                                                      1999           1998             1999            1998
                                                      ----           ----             ----            ----
                                                         (in thousands)                   (in thousands)
      Net income                                    $   576         $   499         $ 1,789         $ 1,301
                                                    -------         -------         -------         -------

      Other comprehensive income, net of tax:
       Unrealized  gains(losses) on assets
           available for sale:
         Unrealized holding gains(losses)
             arising during period                   (1,637)            245          (4,249)            418
         Less: reclassificaion adjustment for
                   gains included in net income          (0)             (0)           (281)             (9)
                                                    -------         -------         -------         -------
                                                     (1,637)            245          (4,530)            409
         Net income (tax) benefit effect                655             (98)          1,812            (153)
                                                    -------         -------         -------         -------
 Other comprehensive income(loss), net of tax          (982)            147          (2,718)            256

      Comprehensive Income (Loss)                   $  (406)        $   646         $  (929)        $ 1,557
                                                    =======================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended and Nine Months Ended September 30, 1999 (unaudited) and 1998 (unaudited)

                                                                         Three Months Ended              Nine Months Ended
                                                                    September 30,  September 30,  September 30,     September 30,
                                                                       1999           1998           1999              1998
                                                                       ----           ----           ----              ----
                                                                         (in thousands)                 (in thousands)
  Operating Activities:
   Net income                                                        $    576      $    499      $  1,789           $  1,301
   Adjustments  to  reconcile  net  income  to net
     cash provided by operating activities:
      Depreciation                                                        178           145           505                381
      Amortization of premiums/discounts on securities, net               (10)           19           (32)                63
      Provision for credit losses                                          45             0           135                  0
      Provision for deferred taxes                                          0             0                            0 100
      Loss on sale of other real estate                                     0             0            26                 23
      Gain on sale/call of securities, net                                  0             0          (281)                (9)
      (Gain) loss on sale of loans                                          0           (19)          (22)                58
      Income tax refundable                                               340           (67)          267                (96)
      Accrued interest receivable                                        (223)           45          (519)                28
      Other assets                                                        147          (168)           78
      Other liabilities                                                  (148)         (263)          (48)              (248)
      Origination of loans held for sale                                    0        (3,264)       (3,984)           (11,703)
      Proceeds from sales of loans                                          0         2,390         5,678             10,795
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                905          (683)        3,592                489
------------------------------------------------------------------------------------------------------------------------------------
 Investing Activities:
  Purchase of investment securities                                   (10,225)      (11,073)      (68,488)           (25,488)
  Principal collected on and proceeds of maturities
     or calls from investments                                         12,942         6,019        37,967             24,570
  Purchase of mortgage-backed securities                                    0        (3,227)       (8,212)           (10,303)
  Principal collected from mortgage-backed securities                   1,663         1,297                         4,0643,502
  Net (increase) decrease in loans                                     (7,039)        3,105       (10,913)             5,090
  Purchase of bank premises and equipment                                (235)         (234)         (869)            (1,541)
  Proceeds from sale of other real estate                                 137           234           271                523
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                        (2,757)       (3,879)      (46,180)            (3,647)
------------------------------------------------------------------------------------------------------------------------------------

(continued)

                                                                         Three Months Ended              Nine Months Ended
                                                                    September 30,  September 30,  September 30,     September 30,
                                                                       1999           1998           1999              1998
                                                                       ----           ----           ----              ----
                                                                         (in thousands)                 (in thousands)
Financing Activities:
  Net increase (decrease) in demand deposit, savings,
      money market, super now and escrow                                  747           575         2,514              6,987
  Net (decrease) increase in time deposits                             (1,603)          869        (3,913)               537
  Proceeds from  borrowings                                             5,000             0        35,000                  0
  Repayment of borrowings                                                   0             0        (5,000)                 0
  Adjust net proceeds                                                       0             0          (123)                 0
  Common stock acquired by ESOP                                             0             0          (913)                 0
  Cash dividends                                                         (537)            0          (537)                 0
  Purchase of treasury stock                                           (1,130)            0        (1,130)                 0
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                     2,477         1,444        25,898              7,524
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          623        (3,118)      (16,690)             4,366
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                          8,843        13,548        26,156              6,064
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                9,466        10,430         9,466             10,430
============================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                                  2,264         2,005         6,282              5,861
Cash paid for income taxes                                                  0           284           678                865
Non-cash investing activities:
Unrealized gain (loss) on investment and mortgage-backed
     securities designated as available for sale                       (1,637)          246        (4,530)               427
Transfer of loans to other real estate                                     65           337           266                634
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             Oneida Financial Corp.
                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                               SEPTEMBER 30, 1999


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 1999 and the results of its consolidated operations and cash flows for the period then ended, all of which are normal and recurring in nature, have been included.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. The following represents the calculation of earnings per share for the three months ended and nine months ended September 30, 1999:

                                       Income        Shares       Per Share

September 30, 1999
------------------

Net income (Three Months Ended)      $  576,215     3,524,747       $0.16
                                     ==========     =========       =====
Net income (Nine Months Ended)       $1,788,881     3,561,512       $0.50
                                     ==========     =========       =====

Earnings per share information is not presented for the quarter ended and nine months ended September 30, 1998 as the Company completed its offering on December 30, 1998 and accordingly such data would not be meaningful.


Note C - Formation of Real Estate Investment Trust Subsidiary

On April 26, 1999, the Bank funded Oneida Preferred Funding Corp., a wholly owned subsidiary corporation that will elect under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was initially funded with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide other benefits in future periods. At September 30, 1999 the principal balance outstanding of real estate loans in the REIT totalled $41.7 million.

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

         On April 26, 1999, the Bank funded Oneida Preferred Funding Corp., a wholly owned subsidiary corporation that will elect under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was initially funded with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide other benefits in future periods. At September 30, 1999 the principal balance outstanding of real estate loans in the REIT totaled $41.7 million.

         The Bank continues employing a wholesale arbitrage strategy to compliment traditional retail deposit and loan activities. The arbitrage transactions have involved entering into borrowing transactions with the Federal Home Loan Bank of New York ("FHLB") as a funding source for the purchase of investment securities and mortgage-backed securities. At September 30, 1999 the Bank had total borrowings of $40.0 million at an average cost of 5.29%. The Bank's net income is enhanced through the positive spread between the borrowing rate and investment returns.

         The Company commenced a 5% stock repurchase, representing 179,010 shares of common stock, on July 1, 1999. The repurchase program is expected to be completed within six months. The Company considers the common stock to be an attractive investment, particularly in view of the current price at which the common stock is trading relative to the Company's earnings per share, book value per share and market and economic factors generally, as well as other factors.

         The Company declared its first semiannual cash dividend following the completion of the first six months as a publicly traded stock company. The dividend was paid to all shareholders of record as of July 27, 1999, payable on August 10, 1999 at $0.15 per share of common stock. It is the intention of the Company to pay an annual cash dividend of $0.30 per common share, payable semi-annually.


FINANCIAL CONDITION

         ASSETS. Total Assets at September 30, 1999 were $273.7 million, an increase of $24.9 million from $248.8 million at December 31, 1998. The increase in total assets was primarily attributable to an increase of $30.4 million in investments and mortgage-backed securities. The increase in assets reflects the Bank's leveraging strategy as well as the investment of net proceeds from the sale of common stock. Asset growth was also supported by an increase of $10.7 million in net loans receivable. The increase in net loans was achieved while Management sold a total of $5.0 million of newly originated fixed-rate residential real estate loans into the secondary mortgage market without recourse and on a servicing retained basis during 1999. The increase in assets was partially offset by a decrease of $19.4 million in federal funds sold to $2.7 million at September 30, 1999 from $22.1 million at December 31, 1998 as net offering proceeds were invested in mortgage-backed securities and other investments.

         Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets. At September 30, 1999, total consumer and commercial business loans increased by $8.8 million from December 31, 1998.

         LIABILITIES. Total liabilities increased by $28.6 million or 14.0% to $233.2 million at September 30, 1999 from $204.6 million at December 31, 1998. The increase is primarily the result of an increase of $30.0 million in borrowings partially offset by a decrease of $1.0 million in total deposits. The decrease in deposits was a result of a decrease in Time Deposits of $3.9 million from $108.9 million at December 31, 1998 to $105.0 million at September 30, 1999. The Bank continues to emphasize core deposits and checking accounts, which increased by $2.9 million during the same period.

         STOCKHOLDERS' EQUITY. Total stockholders' equity at September 30, 1999 was $40.5 million, an increase of $11.8 million from $28.7 million at September 30, 1998. The increase in stockholder's equity is primarily a result of the net proceeds received from the stock offering completed on December 30, 1998. Stockholder's equity decreased $3.6 million from December 31, 1998 primarily due to a decrease of $2.7 million in Accumulated Other Comprehensive Income (Loss) as a result of an adjustment for the net unrealized loss on available for sale mortgage-backed and other investment securities due to higher market interest rates at September 30, 1999 as compared with December 31, 1998. The increase in interest rates generally has a negative affect on the market value of the Company's investments and mortgage-backed securities portfolios. The decrease in stockholders' equity is also attributable to the open market purchases of common stock acquired during the first quarter of 1999 to fully fund the Employee Stock Ownership Plan ("ESOP") and an equity adjustment necessary to reflect an additional $123,000 in stock offering expenses. At September 30, 1999, a value of $1.3 million in common shares were issued and unearned under the ESOP Plan. In addition, the Company has acquired a total of 108,900 shares of its common stock, at an average price of $10.41 per share, under the stock repurchased program previously approved. At September 30, 1999, a value of $1.1 million in Treasury Stock was carried as a reduction of stockholders' equity as a result of the repurchase program. The Company also declared and paid its first semiannual dividend at the rate of $0.15 resulting in an equity reduction of $537,000. The decreases in stockholders' equity were partially offset by the addition of after-tax net income of $1.8 million for the nine months ended September 30, 1999.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on the assets or liabilities.

         AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 1999 and 1998 and for the year ended December 31, 1998. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

         TABLE 1.  Average Balance Sheet. (Quarterly)

                                            Three Months Ended September 30,                Twelve Months Ended Dec. 31,
                                -------------------------------------------------------     ----------------------------
                                              1999                         1998                         1998
                                ---------------------------------------------------------------------------------------
                                  Average   Interest           Average   Interest           Average   Interest
                                Outstanding  Earned/  Yield/ Outstanding  Earned/  Yield/ Outstanding  Earned/  Yield/
                                  Balance     Paid     Rate    Balance     Paid     Rate    Balance     Paid     Rate
                                                                  (Dollars Thousands)
Interest-earning Assets:
  Loans Receivable                 $138,673    $2,872  8.28%    $141,638    $3,093  8.73%    $138,953   $12,063  8.68%
  Investment Securities             115,340     1,846  6.40%      57,614       880  6.11%      56,646     3,736  6.60%
  Federal Funds                       4,808        66  5.49%       6,443        98  6.08%       7,274       347  4.77%
  Equity Securities                   3,811        37  3.88%       2,722        25  3.67%       2,550        90  3.53%
                                      -----       ---  -----      ------       ---  -----      ------       ---  -----
    Total Interest-earning         262,632     4,821   7.34%    208,417     4,096   7.86%    205,423    16,236   7.90%
                                   --------    ------  -----    --------    ------  -----    --------   -------  -----
Assets
Interest-bearing Liabilities:
  Money Market Deposits             $16,375      $137  3.35%     $12,989      $108  3.33%     $12,519      $407  3.25%
  Savings Accounts                   45,873       277  2.42%      43,910       321  2.92%      44,481     1,295  2.91%
  Interest-bearing Checking           8,328        38  1.83%       6,402        32  2.00%       6,091       121  1.99%
  Time Deposits                     102,568     1,361  5.31%     110,167     1,544  5.61%     109,419     6,110  5.58%
  Borrowings                         37,365       507  5.43%           0         0  0.00%       1,264        66  5.22%
                                    -------      ----  -----          --        --  -----      ------       ---  -----
    Total Interest-bearing
      Liabilities                   210,509     2,320  4.41%     173,468     2,005  4.62%     173,774     7,999  4.60%
                                   --------    ------  -----    --------    ------  -----    --------    ------  -----

    Net Interest Income                        $2,501                       $2,091                       $8,237
                                               =======                      =======                      ======
    Net Interest Spread                                2.93%                        3.24%                        3.30%
                                                       =====                        =====                        =====
    Net Earning Assets              $52,123                      $34,949                      $31,649
                                    =======                     ========                     =======
   Net yield on average
      Interest-earning assets                    3.81%                        4.01%                        4.01%
                                                =====                        =====                        =====
    Average interest-earning
      assets to average
      Interest-bearing
      liabilities                              124.76%                      120.15%                      118.21%
                                              =======                      =======                      =======

(continued)

         TABLE 2.  Average Balance Sheet. (Year to Date)

                                                Nine Months Ended September 30,            Twelve Months Ended Dec. 31,
                                --------------------------------------------------------  ------------------------------
                                              1999                         1998                         1998
                                ----------------------------------------------------------------------------------------
                                  Average   Interest           Average   Interest           Average    Interest
                                Outstanding  Earned/  Yield/ Outstanding  Earned/  Yield/ Outstanding   Earned/  Yield/
                                  Balance     Paid     Rate    Balance     Paid     Rate    Balance      Paid     Rate
                                                                 (Dollars in Thousands)
Interest-earning Assets:
  Loans Receivable                 $134,037    $8,312  8.27%    $142,074    $9,187  8.62%     $138,953   $12,063  8.68%
  Investment Securities             105,585     5,007  6.32%      53,888     2,609  6.46%       56,646     3,736  6.60%
  Federal Funds                       7,381       269  4.86%       5,846       246  5.61%        7,274       347  4.77%
  Equity Securities                  3,492        92   3.51%      2,465        65   3.52%       2,550        90   3.53%
                                     ------       ---  -----      ------       ---  -----       ------       ---  -----
    Total Interest-earning
       Assets                       250,495    13,680   7.28%    204,273    12,107   7.90%     205,423    16,236   7.90%
                                   --------   -------  -----    --------   -------  -----     --------   -------  -----

Interest-bearing Liabilities:
  Money Market Deposits             $14,685      $358  3.25%     $12,133      $294  3.23%      $12,519      $407  3.25%
  Savings Accounts                   46,716       822  2.35%      44,155       948  2.86%       44,481     1,295  2.91%
  Interest-bearing Checking           7,778       106  1.82%       5,916        87  1.96%        6,091       121  1.99%
  Time Deposits                     102,136     4,141  5.41%     109,160     4,598  5.62%      109,419     6,110  5.58%
  Borrowings                        27,765     1,110   5.33%          0         0   0.00%       1,264        66   5.22%
                                    -------    ------  -----          --        --  -----       ------       ---  -----
    Total Interest-bearing
       Liabilities                  199,080     6,537   4.38%    171,364     5,927  4.61%     173,774     7,999   4.60%
                                   --------    ------  -----    --------    ------  -----     --------    ------  -----
    Net Interest Income                       $7,143                       $6,180                        $8,237
                                              =======                      =======                       ======
    Net Interest Spread                                2.90%                        3.29%                        3.30%
                                                      =====                        =====                        =====
    Net Earning Assets             $51,415                       $32,909                      $31,649
                                   ========                      =======                      =======
   Net yield on average
      Interest-earning assets                   3.80%                        4.03%                         4.01%
                                                =====                        =====                         =====
    Average interest-earning
      assets to average
      Interest-bearing
      liabilities                              125.83%                      119.20%                       118.21%
                                              =======                      =======                       =======

RESULTS OF OPERATIONS

         GENERAL. Net income for the three months ended September 30, 1999 increased by $77,000 to $576,000 for the third quarter 1999 from $499,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 net income was $1.8 million an increase of $488,000 or 37.5% from the net income reported for the nine months ended September 30, 1998 of $1.3 million. The increases were due primarily to an increase in net interest income and other income. The increases in income were partially offset by increases in operating and other expenses and an increase in the provision for credit losses and the provision for income taxes.

         INTEREST INCOME. Interest Income increased by $725,000 or 18.0%, to $4.8 million for the three months ended September 30, 1999 from $4.1 million for three months ended September 30, 1998. For the nine months ended September 30, 1999 interest income was $13.7 million, an increase of $1.6 million or 13.0% as compared with the same period in 1998. The increase in interest income was primarily derived from an increase in income on investment and mortgage-backed securities of $966,000 for the quarter and $2.4 million for the year to date. Income on loans decreased by $221,000 for the third quarter of 1999 compared with the same period in 1998 and decreased by $875,000 for the year to date partially offsetting the increases in investment and mortgage-backed securities interest income.

         The decrease in loan income is a result of a decrease of $2.9 million in the average balance in loans receivable for the three months ended September 30, 1999 as compared with the same period in 1998, and a decrease of 45 basis points in average yield from 8.73% at September 30, 1998 to 8.28% at September 30, 1999. Management's strategy is to emphasize the origination of consumer and commercial business loans for retention in the Bank's portfolio while originating for sale in the secondary market substantially all fixed-rate residential real estate loans. As of September 30, 1999 residential real estate loans totaled $80.6 million, a decrease of $5.4 million from September 30, 1998. During the same period a total of $11.9 million in fixed-rate residential real estate loans were sold in the secondary market. The decrease in residential real estate loans was offset by increases in consumer and commercial business loans of $8.4 million during the same period resulting in a net increase in total loans receivable of $4.5 million at September 30,1999.

         Investment income increased as a result of an increase of $57.7 million in the average balance of investment and mortgage-backed securities for the three month period ended September 30, 1999 as compared with the same period in 1998. The increase in investment income was further supported by an increase in the average yield of investment securities of 29 basis points to 6.40% for the period. For the nine month period ending September 30, 1999, the average yield on investment securities has decreased 14 basis points as compared with the same period in 1998. The yield reduction is reflective of the general decrease in market interest rates between the two periods resulting in lower reinvestment yields on maturities and called bonds. In addition, the investment of borrowing proceeds, loan sales proceeds and stock proceeds have contributed to the tightening of the average portfolio yield as these additional sources of invested funds have also obtained the lower current attainable interest rates.

         Income on federal funds decreased during the three months ended September 30, 1999 to $66,000 as compared with $98,000 for the 1998 period. The decrease in income is due to a decrease of $1.6 million in the average balance of federal funds and a decrease of 59 basis points in the average yield earned. However, income on federal funds increased to $269,000 from $246,000 during the nine month periods ended 1999 and 1998, respectively. The increase for this period is a result of an increase of $1.6 million in the average balance of federal funds sold to $7.4 million on average during the nine months of 1999 as compared with the same period in 1998. The increase was due to the temporary investment of stock proceeds during the first quarter of 1999. The increase was partially offset by a reduction in the average yield earned of 75 basis points to 4.86% for the 1999 period. The yield decrease is the result of the Federal Reserve Bank's decreases in short term interest rates during the fourth quarter of 1998.

         INTEREST EXPENSE. Interest expense was $2.3 million for the three months ended September 30, 1999; an increase of $315,000 or 15.7% from the same period in 1998. For the nine months ended September 30, 1999 interest expense totaled $6.5 million compared with $5.9 million for the 1998 period. The increase in interest expense is due to interest paid on borrowed funds. The average balance outstanding in borrowings during the three and nine months ended September 30, 1999 was $37.4 million and $27.8 million, respectively. This compares with no borrowings during the three and nine month periods ending September 30, 1998. The borrowed funds resulted in additional interest expense of $507,000 for the third quarter of 1999 and $1.1 million for the year to date compared with no interest expense on borrowed funds in the 1998 period. Interest expense on deposits decreased by $192,000 for the three months ended September 30, 1999 to $1.8 million from $2.0 million for the same period in 1998, a decrease of 9.6%. For the nine months ended September 30, 1999 interest expense on deposits was $5.4 million, a reduction of $500,000 from 1998 levels. The decrease in interest expense on deposits was due to a 43 basis point decrease in the average rate paid on deposits for the third quarter 1999 and a reduction of 39 basis points for the year to date compared with the 1998 periods. This reduction in the average rate paid on deposits is the result of a shift in deposit mix toward the lower cost source of funds available with core deposits while reducing reliance on time deposits as a funding source between the two periods.

         PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended September 30, 1999 were $45,000, with $135,000 in provisions made for the nine month period. This compares with no provisions made during the same periods of 1998. The allowance for credit losses was $1.5 million or 1.08% of loans receivable at September 30, 1999 as compared with $1.7 million or 1.24% of loans receivable at September 30, 1998. Although the allowance for loan losses has decreased, non-performing assets have also decreased representing 0.30% of total assets at September 30, 1999 compared with 0.53% of total assets at September 30, 1998. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. The allowance for loan losses has decreased by $24,000 from December 31, 1998 to September 30, 1999.

         OTHER INCOME. Other operating income increased by $56,000 for the three month period ending September 30, 1999 compared with the same period in 1998 to $205,000 from $149,000. This improvement is primarily due to an increase in fee income on deposit accounts of $44,000 to $125,000 for the 1999 period. An improvement in other operating income is also reported for the nine months ending September 30, 1999 increasing 71.7%, or $385,000 for the nine month period ended September 30, 1999 compared with 1998. The increase was primarily the result a realized gain upon the sale of an investment security held as available for sale. Through the third quarter of 1999 security gains totaled $281,000 compared with gains of $9,000 for the 1998 period. In addition, improved revenue on deposit accounts totaled $49,000 to $354,000 in income for the nine months ending September 30, 1999 and trust department income increased $42,000 between the two periods.

         OTHER EXPENSES. Operating and other expenses increased by $221,000 or 14.5%, to $1.7 million for the three months ended September 30, 1999 from $1.5 million for the same period in 1998. For the nine months ended September 30, 1999 total other expenses were $5.1 million compared with $4.6 million in 1998. The increase was primarily due to an increase in compensation and employee benefits, which increased to $1.0 million for the third quarter of 1999 and to $2.9 million for the year to date, from $787,000 for the third quarter of 1998 and $2.4 million for the nine months ended September 30, 1998. This increase is primarily due to accrued expenses relative to the Bank's ESOP plan and Incentive Compensation plan which in 1998 were recorded in the fourth quarter. Total operating expenses incurred during the third quarter of 1999 and year to date for these benefit plans were $81,000 and $261,000 respectively. Salary and related benefit expense increases and the recognition of one additional payroll period in 1999 as compared with 1998 have contributed toward the balance of the increase in operating and other expenses for the third quarter of 1999 and year to date compared with the same periods in 1998.

         INCOME TAX. Income tax expense was $340,000 for the three months ended September 30, 1999, an increase of $123,000 from the third quarter 1998 provision of $217,000. For the nine months ended September 30, 1999 and 1998, income tax provisions of $999,000 and $769,000 respectively were recorded. The effective tax rate decreased to 35.8% for 1999 to date from 37.1% for the nine months of 1998 as the Company has employed various strategies to reduce the tax burden in this and future periods.


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

         YEAR 2000. The Bank continues to actively prepare all aspects of its business for the turn of the century and the possibility of business interruptions due to the inability of some computers and computer programs to properly "read" the new year. The Bank installed a new in-house deposit and loan processing system in 1998 and all testing has returned satisfactory results. The Bank has also completed testing of ancillary systems with all systems either providing satisfactory results or replaced, with implementation completed by September 30, 1999. The FDIC completed their Phase II examination of Year 2000 preparedness of the Bank and the New York State Banking Department and the FDIC are currently reviewing Phase III of their respective examinations. The reviews have resulted in satisfactory reports.

         The Bank developed a bank-wide contingency plan for the Year 2000 issue, which was completed by June 30, 1999, which was approved and adopted by the Board of Directors. As part of the plan, the Bank identified potential alternative suppliers of computer services (including third party vendors) and processing methods. Management will continue to monitor this issue and report to the Board of Directors on a monthly basis.

         Through September 30, 1999 the costs incurred to address the Year 2000 issue or otherwise upgrade and test the Bank's computer capabilities have been approximately $320,000. Additional costs related to the year 2000 issue will be expensed as they are incurred except for costs for new hardware and software that will be capitalized. The funds used to address the year 2000 issue have been obtained from operating income. Management does not expect that the additional costs to be incurred in connection with the year 2000 issue will have a material impact on the Bank's financial condition or results of operations. System replacement and testing has not delayed other information technology projects to date.

      ONEIDA FINANCIAL CORP.
      SELECTED FINANCIAL RATIOS

      At and for the Three Months Ended and Nine Months Ended September 30, 1999 and September 30, 1998
     (unaudited)        (annualized where appropriate)

                                                        Three Months Ending    Nine Months Ending
                                                           September 30,           September 30,
                                                         1999        1998        1999        1998
                                                         ----        ----        ----        ----
Performance Ratios:

  Return on average assets                               0.84%       0.91%       0.92%       0.81%
  Return on average equity                               5.50%       7.04%       5.55%       6.22%
  Net interest margin                                    3.81%       4.01%       3.80%       4.03%
  Efficiency Ratio                                      64.49%      68.04%      66.06%      69.28%
  Ratio of operating expense
    to average total assets                              2.54%       2.79%       2.64%       2.89%
  Ratio of average interest-earning assets
    to average interest-bearing liabilities            124.76%     120.15%     125.83%     119.20%

Asset Quality Ratios:

          Non-performing assets to total assets          0.30%       0.53%       0.30%       0.53%
           Allowance for loan losses
              to non-performing loans                  243.43%     212.41%     243.43%     212.41%
           Allowance for loan losses
              to loans receivable, net                   1.08%       1.24%       1.08%       1.24%

Capital Ratios:

  Total shareholders' equity to total assets            14.80%      13.07%      14.80       13.07%
     Average equity to average assets                   15.23%      12.99%      16.52%      13.01%

ITEM 3.           Quantitative and Qualitative Disclosure About Market Risk

         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders. There has been no material change in the Company's risk profile since December 31, 1998.

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

                                          ONEIDA FINANCIAL CORP.

Date:    November 5,1999         By:      /s/ Michael R. Kallet
                                          --------------------------------------
                                          Michael R. Kallet
                                          President and Chief Executive Officer


Date:    November 5, 1999        By:      /s/ Eric E. Stickels
                                          --------------------------------------
                                          Eric E. Stickels
                                          Senior Vice President and Chief
                                          Financial Officer