Form 10-K
period 1999-12-31
ONEIDA FINANCIAL CORP
filed 2000-03-28
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transaction period from ___________________ to __________________

                        Commission File Number: 000-25101
                        ---------------------------------

                             ONEIDA FINANCIAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                             16-1561678
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)


182 Main Streeet, Oneida, New York                           13421-1676
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (315) 363-2000
               (Registrant's Telephone Number including area code)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         As of March 13, 2000, there were issued and outstanding 3,266,251 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 20, 2000 ($10-13/16) was $14,605,590.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1999 (Parts II and IV).
2. Proxy Statement for the 2000 Annual Meeting of Stockholders (Parts I and III).

                                     PART I
ITEM 1.           BUSINESS
--------------------------

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

         At December 31, 1999 the Company had consolidated assets and consolidated stockholders' equity of $280.2 million and $40.0 million, respectively. Through the Bank, the Company has deposits totaling $189.1 million.

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

         At December 31, 1999, $108.9 million, or 72.3%, of the Bank's loans were secured by real estate, $81.3 million, or 53.9%, of the Bank's loans were secured by one-to-four family residential real estate, $17.9 million, or 11.9%, of the Bank's loans were secured by commercial real estate, and $9.7 million, or 6.5%, of the Bank's loans were home equity loans. Consumer loans totaled $26.0 million, or 17.3% of the Bank's total loans, at December 31, 1999. The Bank also originates commercial business loans which totaled $15.7 million, or 10.4%, of total loans at December 31, 1999. The Bank's investment securities and mortgage-backed securities portfolios totaled $85.5 million and $26.4 million, respectively, at December 31, 1999.

         In April 1999 the Bank established Oneida Preferred Funding Corp. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 1999 Oneida Preferred Funding Corp. held $41.9 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

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

         The Bank competes with commercial banks, savings banks and credit unions for deposits and loans. In addition to the financial institutions operating in Madison and Oneida counties, the Bank competes with a number of mortgage bankers for the origination of loans. The largest employers in the Bank's market area are Oneida Ltd. and The Oneida Indian Nation of New York.

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

                                                                              At December 31,
                                                  --------------------------------------------------------------------------
                                                         1999                      1998                         1997
                                                  ------------------        --------------------         -------------------
                                                  Amount     Percent        Amount       Percent         Amount      Percent
                                                  ------     -------        ------       -------         ------      -------
                                                                         (Dollars in thousands)
Real estate loans:
  One-to-four family ........................    $81,264        53.9%       $82,353        61.6%        $96,792        67.0%
  Multi-family...............................      1,358         0.9          1,468         1.1           2,714         1.9
  Home equity................................      9,740         6.5          9,377         7.0           8,829         6.1
  Commercial real estate.....................     16,560        11.0         13,499        10.1          13,868         9.6
                                                 -------    --------        -------    --------         -------    --------
    Total real estate loans..................    108,922        72.3        106,697        79.8         122,203        84.6
                                                            --------                   --------                    --------

Consumer loans:
  Automobile loans...........................     16,768      11.1           10,405       7.8             6,683       4.6
  Mobile home................................        595       0.4              717       0.5               784       0.5
  Personal loans.............................      6,901       4.6            2,438       1.8             2,580       1.8
  Guaranteed student loans...................        305       0.2              446       0.3             1,659       1.2
  Other consumer loans.......................      1,451       1.0            1,547       1.2             1,017       0.7
                                                 -------    ------          -------    ------           -------    ------
    Total consumer loans.....................     26,020      17.3           15,553      11.6            12,723       8.8
                                                            ------                     ------                      ------

Commercial business loans....................     15,727      10.4           11,549       8.6             9,587       6.6

    Total consumer and commercial business loans  41,747      27.7           27,102      20.2            22,310      15.4
                                                 -------    ------          -------    ------           -------    ------

    Total loans..............................    150,669     100.0%         $133,799    100.0%          $144,513    100.0%
                                                 =======    ======          ========   ======           ========   ======

Less:
  Loans in process...........................         --                         --                         352
  Allowance for loan losses..................      1,523                      1,543                       1,793
                                                 -------                    -------                     -------
    Total loans receivable, net..............    $149,146                   $132,256                    $142,368
                                                 ========                   ========                    ========

                                                     1996                         1995
                                                ------------------         -------------------
                                                Amount     Percent          Amount     Percent
                                                ------     -------          ------     -------
Real estate loans:
  One-to-four family ........................   $100,557       73.1%       $108,397       76.0%
  Multi-family...............................     2,972         2.2          3,240         2.3
  Home equity................................     7,983         5.8          7,207         5.1
  Commercial real estate.....................    12,686         9.1         11,603         8.0
                                                -------    --------        -------    --------
    Total real estate loans..................   124,198        90.2        130,447        91.4
                                                           --------                   --------

Consumer loans:
  Automobile loans...........................     2,701       2.0            2,108       1.5
  Mobile home................................       914       0.7            1,162       0.8
  Personal loans.............................     1,719       1.3            1,831       1.3
  Guaranteed student loans...................     1,981       1.4            2,943       2.1
  Other consumer loans.......................       879       0.6              766       0.5
                                                -------    ------          -------    ------
    Total consumer loans.....................     8,194       6.0            8,810       6.2
                                                           ------                     ------

Commercial business loans....................     5,241       3.8            3,424       2.4

    Total consumer and commercial business loan  13,435       9.8           12,234       8.6
                                                -------    ------          -------    ------

    Total loans..............................   $137,633    100.0%         $142,681    100.0%
                                                ========   ======          ========   ======

Less:
  Loans in process...........................       215                   223
  Allowance for loan losses..................     1,546                 1,781
                                                -------               -------
    Total loans receivable, net..............   $135,872              $140,677
                                                ========              ========

         The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                           At December 31,
                                 --------------------------------------------------------------------------------------------------
                                       1999                  1998                1997                1996                 1995
                                 -----------------     ----------------    ----------------    -----------------    ----------------
                                 Amount    Percent     Amount   Percent    Amount   Percent    Amount    Percent    Amount   Percent
                                 -------   -------     -------  ------     -------  -------    -------   -------    ------   -------
                                                                       (Dollars in thousands)

FIXED-RATE LOANS:
Real estate loans:
  One-to-four family ............ $18,208     12.1%    $12,879    9.6%    $11,563     8.0%    $ 9,678      7.0%    $ 8,652     6.1%
  Multi-family...................                           --     --          --      --          --       --          --      --
  Home equity....................   5,416      3.6       4,626    3.5       2,804     1.9       1,679      1.2         871     0.5
  Commercial real estate.........   1,023      0.7       1,138    0.9       1,213     0.8       1,350      1.0       1,380     1.0
                                  -------   ------     -------  -----     -------  ------     -------   ------     -------  ------
    Total real estate loans......  24,647     16.4      18,643   14.0      15,580    10.7      12,707      9.2      10,903     7.6
                                  -------   ------     -------  -----     -------  ------     -------   ------     -------  ------

Consumer loans:
--------------
  Total consumer loans...........  25,284     16.8      14,475   10.8      12,723     8.8       8,194      6.0       8,810     6.2

Commercial business loans:
-------------------------
  Total commercial loans.........  10,027      6.6       5,355    4.0       1,628     1.1         748      0.5         484     0.3
                                  -------   ------     -------  -----     -------  ------     -------   ------     -------  ------
  Total fixed-rate loans......... $59,958     39.8     $38,473   28.8     $29,931    20.6     $21,649     15.7     $20,197    14.1
                                  -------   ------     -------  -----     -------  ------     -------   ------     -------  ------

ADJUSTABLE RATE LOANS:
Real estate loans:
  One-to-four family............. $63,056     41.8%    $69,474   51.9%    $85,229    59.0%    $90,879     66.0%    $99,745    69.9%
  Multi-family...................   1,358      0.9       1,468    1.1       2,714     1.9       2,972      2.2       3,240     2.3
  Home equity....................   4,324      2.9       4,751    3.6       6,025     4.2       6,304      4.6       6,336     4.4
  Commercial real estate.........  15,537     10.3      12,361    9.2      12,655     8.8      11,336      8.2      10,223     7.2
                                  -------   ------     -------  -----     -------  ------     -------   ------     -------
    Total real estate loans......  84,275     55.9      88,054   65.8     106,623    73.9     111,491     81.0     119,544    83.8
                                  -------   ------     -------  -----     -------  ------     -------   ------     -------  ------

Consumer loans:
  Total consumer loans...........     736      0.5     $ 1,078    0.8          --      --          --       --          --      --

Commercial business loans:
-------------------------
  Total commercial business loans   5,700      3.8       6,194    4.6       7,959     5.5       4,493      3.3       2,940     2.1
                                  -------   ------     -------  -----     -------  ------     -------   ------     -------  ------
  Total adjustable-rate loans.... $90,711     60.2%    $95,326   71.2     $114,582   79.4     $15,984     84.3     $122,484   85.9
                                  -------   ------     -------  -----     -------- ------     -------   ------     -------- ------
  Total loans.................... $150,669   100.0%    $133,799 100.0%    $144,513  100.0%    $137,633   100.0%    $142,681  100.0%
                                  ========  ======     ======== =====     ======== ======     ========  ======     ======== ======

Less:
----
  Loans in process...............      --                   --                352                 215                  223
  Allowance for loan losses......   1,523                1,543              1,793               1,546                1,781
                                  -------              -------            -------             -------              -------

Total loans receivable, net...... $149,146             $132,256           $142,368            $135,872             $140,677
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

         The Bank originates both adjustable rate and fixed-rate one-to-four family loans. Historically, the Bank's emphasis has been on the origination of ARM loans. The interest rate on ARM loans is indexed to the one year Treasury Bill rate. The Bank's ARM loans currently provide for maximum rate adjustments of 200 basis points per year and 600 basis points over the term of the loan. The Bank offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over a maximum term of up to 30 years. ARM loans are offered with both monthly and bi-weekly payment features. ARM loans are originated for retention in the Bank's portfolio. In the current low interest rate environment, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods the Bank has increased its origination of fixed-rate one-to-four family mortgage loans. The Bank generally sells its fixed-rate one-to-four family loans on a servicing retained basis. Such loans are sold without recourse to the Bank. The Bank recently introduced two one-to-four family residential loan products providing for fixed-rates of interest for an initial period of either three or five years, and which adjust annually thereafter. At December 31, 1999, loans serviced by the Bank for others totaled $38.0 million. During the year ended December 31, 1999 and December 31, 1998, the Bank sold $5.1 million and $16.5 million, respectively in fixed-rate one-to-four family loans.

         ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 1999, 41.8% of the Bank's loan portfolio consisted of one-to- four family residential loans with adjustable interest rates.

         All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         At December 31, 1999, approximately $81.3 million, or 53.9% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $132,000 of such loans (representing four loans) were included in nonperforming loans as of that date.

         Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-rate of interest. Both adjustable rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms not to exceed ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 1999, the outstanding balances of home equity loans totaled $9.7 million, or 6.5% of the Bank's loan portfolio.

         Commercial Real Estate Loans. At December 31, 1999, $17.9 million, or 11.9% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to- value ratio of commercial real estate loans is 80%. At December 31, 1999, the largest commercial real estate loan had a principal balance of $1.2 million and was secured by a medical building. As of December 31, 1999, nonperforming loans did not include any commercial real estate loans.

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

         Consumer Lending. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), guaranteed student loans and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). At December 31, 1999, consumer loans totaled $26.0 million, or 17.3% of the total loan portfolio. Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 1999, loans secured by automobiles totaled $16.8 million, of which $11.4 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles. At December 31, 1999, the largest consumer loan had a principal balance of $4 million and was secured by investments in a trust.

         Consumer loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. In addition, consumer loans expand the products and services offered by the Bank to better meet the financial services needs of its customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to, loss of or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

         Commercial Business Loans. The Bank also originates commercial business loans. Commercial business loans are originated with terms of up to seven years and provide for rates that adjust on a monthly basis. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 1999, the Bank had $15.7 million of commercial business loans which represented 10.4% of the total loan portfolio. On such date, the average balance of the Bank's commercial business loans was $38,900 and the largest commercial business lending relationship totaled $1.6 million, which consisted of 29 loans secured by equipment and assignment of leases. As of December 31, 1999, unsecured commercial business loans totaled $452,000.

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

         Loan Maturity Schedule. The following table sets forth certain information as of December 31, 1999, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                                    One       Three      Five        Ten
                                       Within     Through    Through    Through    Through    Beyond
                                         One       Three      Five        Ten     Twenty-FiveTwenty-Five
                                        Year       Years      Years      Years      Years      Years      Total
                                        ----       -----      -----      -----      -----      -----      -----
                                                                  (In thousands)

Real estate loans:
   One-to-four family...............  $ 1,646    $ 1,117    $ 2,417    $13,557    $48,521    $14,006    $81,264
   Home equity......................      118        392        728      7,510        992         --      9,740
   Commercial real estate...........      673        194      1,090      5,972      9,989         --     17,918
                                      -------    -------    -------    -------    -------    -------    -------
     Total real estate loans........    2,437      1,703      4,235     27,039     59,502     14,006    108,922
                                      -------    -------    -------    -------    -------    -------    -------

Consumer and other loans............    5,875      6,296     13,149        700         --         --     26,020

Commercial business loans...........    3,137      5,039      4,930      2,174        447         --     15,727
                                      -------    -------    -------    -------    -------    -------    -------

     Total loans....................  $11,449    $13,038    $22,314    $29,913    $59,949    $14,006    $150,669
                                      =======    =======    =======    =======    =======    =======    ========

         Fixed- and  Adjustable-Rate  Loan  Schedule.  The following  table sets forth at December 31, 1999, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2000. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                               Due After December 31, 2000
                                                      ----------------------------------------------
                                                        Fixed           Adjustable           Total
                                                      ----------        ----------       -----------
                                                                       (In thousands)
Real estate loans:
     One-to-four family........................       $   16,577        $   63,041       $    79,618
     Home equity...............................            5,408             4,214             9,622
     Commercial real estate....................           16,895               350            17,245
                                                      ----------        ----------       -----------
         Total real estate loans...............           38,880            67,605           106,485
                                                      ----------        ----------       -----------

Consumer and other loans ......................           19,758               387            20,145

Commercial business loans......................            9,154             3,436            12,590
                                                      ----------        ----------       -----------
         Total loans...........................       $   67,792        $   71,428       $   139,220
                                                      ==========        ==========       ===========

         Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented.

                                                                         Year Ended December 31,
                                                     -----------------------------------------------------------
                                                        1999             1998              1997           1996
                                                     ---------         ---------      ---------         --------
                                                                             (In thousands)
Originations by Type:
Adjustable Rate:
   Real estate:
      One-to-four family.........................    $   5,033         $   5,417      $  11,812         $ 10,806
      Home equity................................        1,507             2,883          1,825            2,281
      Commercial real estate.....................        2,575             2,294          2,363            2,641
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................        9,115            10,594         16,000           15,728
   Consumer loans................................          370               770             --               --
   Commercial business loans.....................        4,422             5,364          6,395            5,274
                                                     ---------         ---------      ---------         --------
        Total adjustable rate loans..............       13,907            16,728         22,395           21,002
                                                     ---------         ---------      ---------         --------

Fixed Rate:
   Real estate:
      One-to-four family.........................       14,989            19,113          4,113            5,492
      Home equity................................        1,985             1,656          1,744            1,141
      Commercial real estate.....................        1,748               165             67               --
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       18,722            20,934          5,924            6,633
   Consumer loans................................       22,721            13,327         11,051            4,334
   Commercial business loans.....................       10,774             7,173          6,800            2,000
                                                     ---------         ---------      ---------         --------
        Total fixed-rate loans...................       52,217            41,434         23,775           12,967
                                                     ---------         ---------      ---------         --------

Total loans originated...........................       66,124            58,162         46,170           33,969
                                                     ---------         ---------      ---------         --------

Sales:
   Real estate:
      One-to-four family.........................        5,106            16,523          3,988            5,504
                                                     ---------         ---------      ---------         --------
      Consumer loans.............................           --             2,027             --               --
                                                     ---------         ---------      ---------         --------
   Total loans sold..............................        5,106            18,550          3,988            5,504
                                                     ---------         =========      =========         ========

Repayments:
   Real estate:
      One-to-four family.........................       16,005            22,446         15,702           18,633
      Home equity................................        3,129             3,991          2,723            2,647
      Commercial real estate.....................        1,372             4,074          1,506            1,826
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       20,506            30,511         19,931           23,106
   Consumer loans................................       12,624             9,240          6,522            4,951
   Commercial business loans.....................       11,018            10,575          8,849            5,456
                                                     ---------         ---------      ---------         --------
        Total repayments.........................       44,148            50,326         35,302           33,513
                                                     ---------         ---------      ---------         --------
        Total reductions.........................       49,254            68,876         39,290           39,017
                                                     ---------         ---------      ---------         --------
        Net increases/(decreases)................    $  16,870         $ (10,714)     $   6,880         $ (5,048)
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

         At December 31, 1999, the largest aggregate amount loaned by the Bank to one borrower consisted of $4.0 million. The loans comprising this lending relationship were performing in accordance with their terms.

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

         Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 1999, the Bank had nonperforming loans of $132,000 and a ratio of nonperforming loans to total assets of 0.05%. At December 31, 1999, the Bank's ratio of nonperforming assets to total assets was 0.08%.

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

         The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 1999. When a loan is delinquent 90 days or more, the Bank fully reverses all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 114.


                                                                  Loans Delinquent for:
                                       -------------------------------------------------------------------------
                                            60-89 Days              90 Days or More      Total delinquent Loans
                                       Number       Amount        Number       Amount       Number       Amount
                                       ------       ------        ------       ------       ------       ------
                                                                 (Dollars in thousands)
One-to-four family..................      --       $    --            1      $    23            1       $   23
Home Equity.........................      --            --            1           12            1           12
Commercial real estate..............      --            --           --           --           --           --
Consumer Loans......................      --            --           --           --           --           --
Commercial Loans....................      --            --           --           --           --           --
                                      ------       -------      -------      -------      -------       ------
  Total  ...........................      --       $    --            2      $    35            2       $   35
                                      ======       =======      =======      =======      =======       ======

         Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                               At December 31,
                                                            --------------------------------------------------
                                                              1999       1998       1997       1996       1995
                                                            ---------  ---------  --------   --------   ------
                                                                           (Dollars in thousands)
Non-accruing loans:
  One-to-four family......................................  $   132    $ 1,010    $   588    $   735    $  820
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       --         --        242        274        346
  Construction and land loans.............................       --         --         --         --         --
  Consumer................................................       --          8          2         18         49
  Commercial business.....................................       --         40         --         --          7
                                                            -------    -------    -------    -------    -------
    Total.................................................      132      1,058        832      1,027      1,222
                                                            -------    -------    -------    -------    -------

Accruing loans delinquent more than 90 days:
  One-to-four family......................................  $    --    $    --         60         63        148
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       --         --         --         --         --
  Construction and land loans.............................       --         --         --         --         --
  Consumer................................................       --         --         --         --         --
  Commercial business.....................................       --         --          1          3          1
                                                            -------    -------    -------    -------    -------
    Total.................................................       --         --         61         66        149
                                                            -------    -------    -------    -------    -------

Total nonperforming loans.................................  $   132    $ 1,058    $   893    $ 1,093    $ 1,371
                                                            =======    =======    =======    =======    =======

Foreclosed assets:
  One-to-four family......................................  $    76    $   179    $   263    $   712    $   613
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       18         45         45        147        367
  Construction and land loans.............................       --         --         --         --         10
  Consumer................................................        1         --         --         --         --
  Commercial business.....................................       --         --         --         --         --
                                                            -------    -------    -------    -------    -------
    Total.................................................  $    95    $   224    $   308    $   859    $   990
                                                            =======    =======    =======    =======    =======

Total nonperforming loans as a percentage of total assets.     0.05%      0.43%      0.42%      0.52%      0.67%
                                                            =======    =======    =======    =======    =======
Total nonperforming assets................................  $   227    $ 1,282    $ 1,201    $ 1,952    $ 2,361
                                                            =======    =======    =======    =======    =======
Total nonperforming assets as a percentage of total assets     0.08%      0.52%      0.57%      0.92%      1.15%
                                                            =======    =======    =======    =======    =======

                                       11

         During the years ended December 31, 1999 and 1998, respectively, gross interest income of $4,000 and $41,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 1999 and 1998.

         Classification of Assets. On the basis of management's review of its assets, at December 31, 1999, the Bank had classified a total of $912,000 of loans as follows (in thousands):

         Special Mention.........................               $      --
         Substandard.............................                     912
         Doubtful assets.........................                      --
         Loss assets.............................                      --
                                                                ---------
              Total .............................               $     912
                                                                =========

         General loss allowance..................               $   1,380
                                                                =========

         Specific loss allowance.................                     143
                                                                =========

         Charge-offs.............................                      --
                                                                =========

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the risks inherent in the loan portfolio, the composition of the loan portfolio, the general economy and the general trend in the savings industry to increase allowances for losses as a percentage of total loans. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considering among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of REO. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 1999, the total allowance was $1.5 million, which amounted to 1.02% of total loans, net and 1153.8% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management applies fixed percentages for each category of performing loans not designated as problem loans to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans. Finally, management includes an unallocated component in its allowance to address general factors and general uncertainties such as changes in economic conditions and the inherent inaccuracy of any attempt to predict future default rates and property values based upon past experience. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses. For the years ended December 31, 1999 and 1998, the Bank had charge-offs of $338,000 and $348,000, respectively, against this allowance.

         The Bank employed a new method at year-end 1997 of evaluating the adequacy of the allowance for loan losses and determining the appropriate level of provisions for loan losses. The new method applies fixed percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category since the prior quarter to reflect the ongoing shifts in the portfolio toward higher risk loan categories, such as consumer loans, commercial business loans and commercial real estate loans. The former method utilized by the Bank followed the FDIC format which considered historic losses, peer allowance levels and current portfolio mix. Management believes the current method of determining the adequacy of the allowance is more prudent in light of the Bank's intention to continue to diversify its lending operations through the increased origination of consumer loans, commercial business loans and commercial real estate loans.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                December 31,
                                                            --------------------------------------------------
                                                              1999       1998       1997       1996       1995
                                                            ------     ------     ------     ------     ------
                                                                           (Dollars in thousands)

Balance at the beginning of period........................  $1,543     $1,793     $1,546     $1,781     $2,117

Charge-offs:
   One-to-four family.....................................      91        117         72        112        360
   Commercial real estate.................................      --         --        118         --        150
   Construction and land loans............................      --         --         --         --         --
   Consumer...............................................     246        196         82         64         38
   Commercial business....................................       1         35         27         --         11
                                                            ------     ------     ------     ------     ------
     Total................................................     338        348        299        176        559
                                                            ------     ------     ------     ------     ------

Recoveries:
   One-to-four family.....................................       3         15         14          7         99
   Commercial real estate.................................      --         12          2         --         --
   Construction and land loans............................      --         --         --         --         --
   Consumer...............................................      85         71         53         28         38
   Commercial business....................................       1         --         --          9          6
                                                            ------     ------     ------     ------     ------
     Total................................................      89         98         69         44        143
                                                            ------     ------     ------     ------     ------
Net charge-offs...........................................    (249)      (250)      (230)      (132)      (416)
Additions charged to operations...........................     229         --        477       (103)        80
                                                            ------     ------     ------     ------     ------
Balance at end of period..................................  $1,523     $1,543     $1,793     $1,546     $1,781
                                                            ======     ======     ======     ======     ======

Allowance for loan losses as a percentage of total loans
   receivable, net........................................    1.02%      1.17%      1.26%      1.14%      1.27%
                                                            ======     ======     ======     ======     ======

Ratio of net charge-offs to average loans.................    0.18%      0.18%      0.16%      0.10%      0.29%
                                                            ======     ======     ======     ======     ======

Ratio of net charge-offs to average nonperforming loans...  188.64%     23.63%     25.76%     12.08%     30.34%
                                                            ======     ======     ======     ======     ======

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                                         At December 31,
                                          -----------------------------------------------------------------------------
                                                          1999                                   1998
                                          -----------------------------------     -------------------------------------
                                                                      Percent                                Percent
                                                                     of Loans                               of Loans
                                           Amount of   Loan           in Each     Amount of    Loan          In Each
                                           Loan Loss   Amounts       Category to  Loan Loss     Amounts     Category
                                           Allowance   by Category   Total Loans  Allowances   by Category  Total Loans
                                           ---------   -----------   -----------  ----------   -----------  -----------
                                                                     (Dollars in thousands)
Residential mortgages...................  $     469    $  91,004        60.40%    $    610     $  91,730        68.56%
Commercial real estate..................        235       17,918        11.89          231        14,967        11.19
Consumer ...............................        358       26,020        17.27          249        15,553        11.62
Commercial business.....................        295       15,727        10.44          250        11,549         8.63
Unallocated.............................        166           --           --          203            --           --
                                          ---------    ---------     --------     --------     ---------    ---------
         Total..........................  $   1,523    $ 150,669       100.00%    $  1,543     $ 133,799       100.00%
                                          =========    =========     ========     ========     =========    =========
                                                         1997
                                         --------------------------------------
                                                                     Percent
                                                                    of Loans
                                          Amount of   Loan           In Each
                                          Loan Loss   Amounts       Category to
                                          Allowance   by Category   Total Loans
                                          ---------   -----------   -----------


Residential mortgages...................  $     455    $ 105,621        73.09%
Commercial real estate..................        260       16,582        11.47
Consumer ...............................        138       12,723         8.80
Commercial business.....................        171        9,587         6.64
Unallocated.............................        769           --           --
                                          ---------    ---------     --------
         Total..........................  $   1,793    $ 144,513       100.00%
                                          =========    =========     ========


                                                                    At December 31,
                                       ----------------------------------------------------------------------------
                                                       1996                                   1995
                                       -----------------------------------   --------------------------------------
                                                                   Percent                                Percent
                                                                  of Loans                               of Loans
                                        Amount of     Loan         in Each     Amount of    Loan          In Each
                                        Loan Loss   Amounts      Category to   Loan Loss     Amounts     Category
                                       Allowance   by Category  Total Loans   Allowances   by Category  Total Loans
                                                                 (Dollars in thousands)
Residential mortgages................  $     467    $ 108,540        78.86%    $    426      $115,604        81.02%
Commercial real estate...............        343       15,658        11.38          410        14,843        10.40
Consumer ............................         82        8,194         5.95           73         8,810         6.17
Commercial business..................        137        5,241         3.81          140         3,424         2.41
Unallocated..........................        517           --           --          732            --           --
                                       ---------    ---------    ---------     --------     ---------    ---------
         Total.......................  $   1,546    $ 137,633       100.00%    $  1,781      $142,681       100.00%
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

         Investment  Securities.  At  December  31,  1999,  the Bank  had  $85.5
million, or 30.5% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities, public utility and corporate obligations, a mutual fund and equity investments in corporate and FHLB stock. The corporate debt obligations reported includes a trust preferred investment in Citigroup with a book value of $5.2 million returning a yield of 7.4% resulting in an estimated market value of $4.8 million at December 31, 1999. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. The Bank does not have a trading portfolio. Investment securities are classified as available for sale. At December 31, 1999, the Bank's investment securities portfolio had a weighted average life of 5.09 years.

         Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                                    December 31,
                                                         ----------------------------------------------------------------
                                                                  1999                  1998                 1997
                                                         --------------------    ------------------   -------------------
                                                            Book   Percent of    Book    Percent of    Book   Percent of
                                                            Value     Total      Value      Total      Value      Total
                                                            -----     -----      -----      -----      -----      -----
                                                                              (Dollars in thousands)
Investment securities available for sale:
  U.S. government securities...........................   $      0    0.00%        1,000    1.63         2,002    4.67
  Federal agency securities............................     54,803   61.73        37,346   60.93        24,504   57.19
  Corporate debt securities............................     11,420   12.86        15,580   25.42        11,833   27.62
  Tax exempt bonds.....................................      3,624    4.08         3,919    6.40         2,162    5.05
  Public utilities.....................................        200    0.23           300    0.49           750    1.75
  Equity securities....................................     16,183   18.23         1,918    3.13         1,288    3.02
                                                          --------   -----      --------  ------     ---------  ------
    Subtotal...........................................     86,230   97.13        60,063   98.00        42,539   99.30
  FHLB stock...........................................      2,547    2.87         1,228    2.00           306    0.70
                                                          --------   -----      --------  ------     ---------  ------
    Total..............................................   $ 88,777   100.00%    $ 61,291  100.00%    $  42,845  100.00%
                                                          ========   ======     ========  ======     =========  ======

Average remaining life of investment securities........   5.09 Years            3.92 Years           1.89 Years

Other interest earning assets:
  Interest-bearing deposits with banks.................        873   100.00          261    1.17           115    6.34
  Federal funds sold...................................         --      --        22,100   98.83         1,700   93.66
                                                          --------   -----      --------  ------     ---------  ------
      Total............................................   $    873   100.00%    $ 22,361  100.00%    $   1,815  100.00%
                                                          ========   ======     ========  ======     =========  ======

                                                                         December 31,
                                                            ------------------------------------------
                                                                    1996                1995
                                                            -------------------    -------------------
                                                             Book    Percent of    Book   Percent of
                                                             Value      Total      Value      Total
                                                             -----      -----      -----      -----
Investment securities available for sale:
  U.S. government securities...........................        5,013      9.52         5,584     11.82
  Federal agency securities............................       21,503     40.84         3,000      6.35
  Corporate debt securities............................       21,882     41.56        34,350     72.74
  Tax exempt bonds.....................................        2,207      4.19         2,258      4.78
  Public utilities.....................................          848      1.61         1,246      2.64
  Equity securities....................................        1,194      2.28           788      1.67
                                                           ---------    ------     ---------    ------
    Subtotal...........................................       52,647    100.00        47,226    100.00
  FHLB stock...........................................           --        --            --        --
                                                           ---------    ------     ---------    ------
    Total..............................................    $  52,647    100.00%    $  47,226    100.00%
                                                           =========    ======     =========    ======

Average remaining life of investment securities........    1.51 Years              1.80 Years

Other interest earning assets:
  Interest-bearing deposits with banks.................        1,778     20.73         1,972     28.28
  Federal funds sold...................................        6,800     79.27         5,000     71.72
                                                           ---------    ------     ---------    ------
      Total............................................    $   8,578    100.00%    $   6,972    $100.00%
                                                           =========    ======     =========    =======

                                       16

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for the Bank's investment portfolio at December 31, 1999.

                                                                   December 31, 1999
                                      ---------------------------------------------------------------------------
                                      Less Than    1 to 5         5 to 10       Over
                                       1 Year        Years         Years      10 Years       Total Securities
                                      ----------   ----------   ----------   ----------   ---------- ------------
                                      Book Value   Book Value   Book Value   Book Value   Book Value Market Value
                                                                 (Dollars in thousands)
Federal agency obligations..........  $    --      $ 23,998     $  29,796    $  1,009     $ 54,803      $52,993
Corporate bonds.....................       --         5,199         1,035       5,186       11,420       10,723
Public utilities....................       --            --           200          --          200        3,469
Tax exempt bonds....................       --           428         2,196       1,000        3,624          191
Other ..............................       --            --            --      18,730       18,730       18,167
                                      -------      --------     ---------    --------     --------      -------
  Total securities..................  $    --      $ 29,625     $  33,227    $ 25,925     $ 88,777      $85,543
                                      =======      ========     =========    ========     ========      =======

Weighted average yield(1)...........         %         6.00%         6.47%       6.70%        6.38%        6.46%

----------------
(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.


         Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. The Bank has not invested in CMOs in recent years. At December 31, 1999, mortgage-backed securities totaled $26.4 million or 9.4% of total assets, all of which were classified as available for sale. At December 31, 1999, all of the mortgage-backed securities were fixed-rate. The mortgage-backed securities portfolio had coupon rates ranging from 6.0% to 9.5%, a weighted average yield of 6.7% and a weighted average life (including payment assumption) of 7.1 years at December 31, 1999. The estimated fair value of the Bank's mortgage-backed securities at December 31, 1999 was $26.4 million which was $1.1 million lower than the amortized cost of $27.4 million.

         Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $26.4 million mortgage-backed securities portfolio at December 31, 1999, $2.2 million with a weighted average yield of 6.9% had contractual maturities within five years, $2.4 million with a weighted average yield of 6.5% had contractual maturities of five to ten years and $21.8 million with a weighted average yield of 6.6% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage related securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

         Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.

                                                                           December 31,
                                                 ---------------------------------------------------------------
                                                         1999                  1998                  1997
                                                 --------------------  -------------------   -------------------
                                                   Book    Percent of    Book    Percent of    Book   Percent of
                                                   Value      Total      Value      Total      Value      Total
                                                 ---------  ---------  ---------  --------   --------   --------
                                                                      (Dollars in thousands)
Mortgage-backed securities available for sale:
  GNMA.........................................  $ 7,023    25.60%     $    12     0.06%     $    16     0.14%
  FNMA.........................................   14,824    54.05       13,851    69.74        7,752    66.40
  FHLMC........................................    5,518    20.12        5,924    29.82        3,808    32.61
  CMOs.........................................       62     0.23           76     0.38           99     0.85
                                                 -------    -----      -------    -----      -------    -----
      Subtotal.................................   27,427    100.00      19,863    100.00      11,675    100.00

Unamortized premium/discount...................       --       --           --       --           --       --
                                                 -------    -----      -------    -----      -------    -----

      Total....................................  $27,427    100.00%    $19,863    100.00%    $11,675    100.00%
                                                 =======    ======     =======    ======     =======    ======
                                                          1996                 1995
                                                --------------------   --------------------
                                                  Book    Percent of     Book    Percent of
                                                  Value      Total       Value      Total
                                                --------   --------    --------   -------

Mortgage-backed securities available for sale:
  GNMA.........................................  $    19     0.40%     $    25     9.80%
  FNMA.........................................    3,540    75.11           --       --
  FHLMC........................................    1,035    21.97           75    30.20
  CMOs.........................................      119     2.52          153    60.00
                                                 -------    -----      -------    -----
      Subtotal.................................    4,713    100.00         253    100.00

Unamortized premium/discount...................       --       --           --       --
                                                 -------    -----      -------    -----

      Total....................................  $ 4,713    100.00%    $   253    100.00%
                                                 =======    ======     =======    ======

                                       19

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

         At December 31, 1999, deposits totaled $189.1 million. At December 31, 1999, the Bank had a total of $103.1 million in certificates of deposit, of which $64.5 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 1999 certificates of deposit with balances of $100,000 or more totaled $20.6 million.

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

         The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                      Year Ended December 31,
                                               ----------------------------------
                                                  1999         1998         1997
                                               ---------    ---------     ------
                                                       (Dollars in thousands)
Opening balance..............................  $ 194,205    $ 182,961     $185,508
Deposits.....................................    979,766      843,441      678,376
Withdrawals..................................   (992,067)    (840,130)    (688,820)
Interest credited............................      7,216        7,933        7,897
                                               ---------    ---------     --------

Ending balance...............................  $ 189,120    $ 194,205     $182,961
                                               ---------    ---------     --------

Net increase (decrease)......................  $  (5,085)   $  11,244     $ (2,547)
                                               =========    =========     ========

Percent increase (decrease)..................     (2.62)%       6.15%       (1.37)%
                                               ========     ========      =======

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1999.

                                                                         Maturity
                                                     -----------------------------------------------
                                                      3 Months    Over 3 to 6   Over 6 to 12 Over 12
                                                       or Less      Months       Months       Months        Total
                                                       -------      ------       ------       ------        -----
                                                                                (In thousands)
Certificates of deposit less than $100,000........   $ 16,712     $ 12,621      $20,120      $32,994      $ 82,447
Certificates of deposit of $100,000 or more.......      5,061        3,745        6,284        5,518        20,608
                                                     --------     --------      -------      -------      --------

Total of certificates of deposit..................   $ 21,773     $ 16,366      $26,404      $38,512      $103,055
                                                     ========     ========      =======      =======      ========

         The following tables set forth information, by various rate categories, regarding the average balance of deposits by types of deposit for the periods indicated.

                                                                           December 31,
                                                  ------------------------------------------------------------
                                                         1999                  1998                  1997
                                                  -----------------    -----------------     -----------------
                                                  Amount    Percent    Amount     Percent    Amounts   Percent
                                                  ------    -------    ------     -------    -------   -------
                                                                       (Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing.........................     $19,560    10.35%     $20,564    10.59%     $13,947     7.62%
Savings accounts............................      43,648    23.08       43,069    22.18       41,924    22.92
NOW accounts................................       8,120     4.29        7,145     3.68        5,677     3.10
Money market accounts.......................      14,737     7.79       14,554     7.49       10,600     5.79
                                                 -------    -----      -------    -----      -------    -----
  Total.....................................      86,065    45.51       85,332    43.94       72,148    39.43
                                                 -------    -----      -------    -----      -------    -----

Certificates of deposit:
0.00-3.99%..................................       3,419     1.81        3,184     1.64        2,464     1.35
4.00-5.99%..................................      87,850    46.45       88,583    45.61       85,121    46.52
6.00-7.99%..................................      11,786     6.23       17,106     8.81       23,228    12.70
8.00-9.99%..................................          --       --           --       --           --       --
10.00% and over.............................          --       --           --       --           --       --
                                                 -------    -----      -------    -----      -------    -----
Total certificates of deposit...............     103,055    54.49      108,873    56.06      110,813    60.57
                                                 -------    -----      -------    -----      -------    -----
Total deposits..............................     $189,120   100.00%    $194,205   100.00%    $182,961   100.00%
                                                 ========   ======     ========   ======     ========   ======

         The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 1999.

                                                                                               Percent
                                                 2.00-3.99% 4.00-5.99% 6.00-7.99%    Total    of Total
                                                 ---------  ---------  ----------    -----    --------
                                                                (Dollars in thousands)
Certificate accounts maturing in quarter ending:
December 31, 1999...........................     $ 2,670    $    --    $    --    $ 2,670       2.59%
March 31, 2000..............................         749     13,280       5074     19,103      18.54
June 30, 2000...............................          --     13,919      2,447     16,366      15.88
September 30, 2000..........................          --     13,395      1,110     14,505      14.08
December 31, 2000...........................          --     11,882         17     11,899     11.55
March 31, 2001 .............................          --      4,449        767      5,216       5.06
June 30, 2001...............................          --      6,970        100      7,070       6.86
September 30, 2001..........................          --      4,088         --      4,088       3.97
December 31, 2001...........................          --      3,220         91      3,311       3.21
March 31, 2002..............................          --      1,741         37      1,778       1.73
June 30, 2002...............................          --      1,198        525      1,723       1.67
September 30, 2002..........................          --      1,560        678      2,238       2.17
December 31, 2002...........................          --      1,572        844      2,416       2.34
Thereafter..................................          --     10,576         96     10,672      10.35
                                                 -------    -------    -------    -------    -------
Total   ....................................       3,419     87,850     11,786    103,055     100.00%
                                                 =======    =======    =======    =======    =======
Percent of total............................        3.32%     85.25%     11.44%    100.00%
                                                 =======    =======    =======    =======


                                       21

Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                        At December 31,
                                                                             ----------------------------------
                                                                                1999         1998         1997
                                                                             ---------    ---------     -------
                                                                                          (In Thousands)
Short-Term Borrowings:
  Repurchase Agreements - FHLB.........................................      $ 14,000     $  5,000      $    --
  Overnight Advances - FHLB............................................           200           --           --
Long-Term Borrowings:
Repurchase Agreements - FHLB...........................................        20,000           --           --
  Term Advances - FHLB.................................................        16,000        5,000           --
                                                                             --------     --------      -------
    Total Borrowings...................................................      $ 50,200     $ 10,000      $    --
                                                                             --------     --------      -------

Weighted Average interest cost of short-term borrowings during the year          5.71%        5.27%          --%
                                                                             --------     --------      -------
Weighted Average interest cost of long-term borrowings during the year.          5.32%        4.73%          --%
                                                                             --------     --------      -------

Average Balance of borrowings outstanding during the year..............      $ 32,841     $  1,264      $    --
                                                                             --------     --------      -------

         Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. In 1998, the Bank hired an experienced trust officer. At December 31, 1999, the Bank maintained 208 trust/fiduciary accounts, with total assets of $30.8 million under management as compared to 111 trust/fiduciary accounts with $18.9 total assets at December 31, 1998. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

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

Personnel

         As of December 31, 1999, the Bank had 101 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Regulation

         General. The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the BIF. The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both the Company and the Mutual Holding Company, as bank holding companies, are subject to regulation by the Federal Reserve Board and file reports with the Federal Reserve Board. Any change in such regulations, whether by the Department, the FDIC, or the Federal Reserve Board could have a material adverse impact on the Bank, the Company, or the Mutual Holding Company.

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

         Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF- insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on July 1, 1998 was 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits.

         Regulatory Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk- weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

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

         Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 1999, the Bank had $16.2 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

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

         The terms of the Federal Reserve Board approval of the Reorganization require that the amount of any waived dividends will not be available for payment to Minority Stockholders and be excluded from capital for purposes of calculating dividends payable to Minority Stockholders. Moreover, the cumulative amount of waived dividends must be maintained in a restricted capital account which would be added to any liquidation account of the Bank, and would not be available for distribution to Minority Stockholders. The restricted capital account and liquidation account amounts would not be reflected in the Bank's financial statements or the notes thereto, but would be considered as a notational or memorandum account of the Bank, and would be maintained in accordance with the rules, regulations and policy of the Office of Thrift Supervision except that such rules would be administered by the Federal Reserve Board, and any other rules and regulations adopted by the Federal Reserve Board.

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

         Financial  Services  Modernization  Act.  On  November  12,  1999,  the
Gramm-Leach-Bliley Act was signed into law, repealing provisions of the depression-era Glass-Steagall Act, which prohibited commercial banks, securities firms, and insurance companies from affiliating with each other and engaging in each other's businesses. The major provisions of the Act took effect on March 12, 2000.

         The Act creates a new type of financial services company called a "Financial Holding Company" (an "FHC"), a bank holding company with dramatically expanded powers. FHCs may offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Federal Reserve serves as the primary "umbrella" regulator of FHCs. Balanced against the attractiveness of these expanded powers are higher standards for capital adequacy and management, with heavy penalties for noncompliance.

         Bank holding companies that wish to engage in expanded activities but do not wish to become financial holding companies may elect to establish "financial subsidiaries," which are subsidiaries of national banks with expanded powers. The Act permits financial subsidiaries to engage in the same types of activities permissible for nonbank subsidiaries of financial holding companies, with the exception of merchant banking, insurance underwriting and real estate investment and development. Merchant banking may be permitted after a five-year waiting period under certain regulatory circumstances.

         Implementing regulations under the Act have not yet been promulgated, and though the Company cannot predict the full impact of the new legislation, there is likely to be consolidation among financial services institutions and increased competition for the Company. The Company expects to remain a bank holding company for the time being and access its options as circumstances change.

         Federal Securities Law. The Common Stock of the Company is registered with the SEC under the Exchange Act, prior to completion of the Offering and Reorganization. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, the Bank was in compliance with these reserve requirements.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 1999, the Bank had $2.5 million of FHLB stock. The dividend yield from FHLB stock was 6.75% at December 31, 1999. No assurance can be given that such dividends will continue in the future at such levels.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At December 31, 1999, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

Executive Officers of the Registrant

         Listed below is information, as of December 31, 1999, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

         Name                      Age                                  Position and Term
         ----                      ---                                  -----------------
Michael R. Kallet                  49            President and Chief Executive Officer since 1990

Eric E. Stickels                   38            Senior Vice President and Chief Financial Officer since 1998

Thomas H. Dixon                    45            Senior Vice President\Credit Administration since 1996

                                       33

ITEM 2.                        PROPERTIES
-----------------------------------------

         The Bank conducts its business through its main office located in Oneida, New York, and five additional full service branch offices. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1999. The aggregate net book value of the Bank's premises and equipment was $5.3 million at December 31, 1999.

                                        Original             Date of         Net Book Value
                                          Year                Lease            of Property
     Location                           Acquired           Expiration     at December 31, 1999
----------------------------------------------------------------------------------------------
                                                                             (In thousands)
Main Office:
182 Main Street                           1889                 N/A           $ 2,779
Oneida, New York  13421

Branch Offices:
Camden Branch                             1997                 N/A             1,065
41 Harden Boulevard
Camden, New York 13316

Canastota Branch                          1999                 N/A               510
102 S. Peteboro St.
Canastota, New York 13032

Cazenovia Branch                          1971                 N/A               132
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch                           1976                 N/A                51
35 Broad Street
Hamilton, New York 13346

Convenience Center                        1988                 N/A               264
585 Main Street
Oneida, New York 13421


Operations Center
126 Lenox Avenue                          1989                 N/A               500
Oneida, New York 13421

ITEM 3.           LEGAL PROCEEDINGS
-----------------------------------

         Much of the Bank's market area is included in the 270,000-acre land claim of the Oneida Indian Nation ("Oneidas"). Over 14 years ago, the United States Supreme Court ruled in favor of the Oneidas in a lawsuit which Management believes was intended to encourage the State of New York to negotiate an equitable settlement in a land dispute that has existed for 200 years. In December 1998, the Oneidas and the U.S. Justice Department filed motions to amend the long outstanding claim against the State of New York. The motion attempts to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida counties, thereby including the additional defendants in the original suit. Neither the Bank nor the Company is a named defendant in the motion. The United States District Court heard arguments on the matter in late March 1999 and appointed a "settlement master" to help the parties negotiate an agreement in lieu of further litigation.

         To date neither the original claim nor the motion to amend has had an adverse impact on the local economy or real property values. In addition, title insurance companies continue to underwrite policies in the land claim area with no change in premiums or underwriting standards. The Bank requires title insurance on all residential real estate loans, excluding home equity loans. Both the State of New York and the Oneidas have indicated in their respective communications that individual landowners will not be adversely affected by the ongoing litigation. The Company continues to monitor the situation.

         The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition or operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

         No matters were submitted during the fourth quarter of the year ended December 31, 1999 to a vote of securityholders.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS
------------------------------------------------------------------

         For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 1999 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
----------------------------------------------------------------

         The "Selected Consolidated Financial and Other Data" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------------------------

         Interest Rate Risk. In recent years, the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of residential monthly and bi-weekly adjustable-rate mortgage loans, commercial adjustable-rate mortgage loans, other business purpose loans and consumer loans consisting primarily of auto loans; (ii) selling substantially all newly originated longer-term fixed-rate one-to-four family residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (iii) managing the Company's investment activities in a prudent manner in the context of overall balance sheet asset/liability management. Investing in shorter-term securities will generally bear lower yields as compared to longer-term investments, but which better position the Bank for increases in market interest rates and better matches the maturities of the Bank's certificate of deposit accounts. Certificates of deposit that mature in one year or less, at December 31, 1999 totaled $64.5 million, or 29.4% of total interest-bearing liabilities. The wholesale arbitrage strategy of investing allows the Company to invest in longer-term assets by hedging the additional interest rate risk with liabilities of similar maturity or repricing characteristics. Borrowed funds that mature in one year or less, at December 31, 1999 totaled $14.2 million, or 6.5% of total interest-bearing liabilities. Management believes that this balanced approach to investing will reduce the exposure to interest rate fluctuations will enhance long-term profitability.

         Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature, reprice or otherwise cash flow within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest- earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 1999, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative 2.65%. During a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest- bearing liabilities increases at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize a decline in its net interest income in a falling interest rate environment. Given the Bank's existing liquidity position and its ability to sell securities from its available for sale portfolio, the Bank's negative gap position will not have a material adverse effect on its operating results or liquidity position

         The following table sets forth the amounts of all interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are anticipated by the Bank, based upon certain assumptions, to mature, reprice or cash flow in each of the future time periods shown (the "GAP Table"). Except as stated below, the table sets forth an approximation of the projected cash flow of assets and liabilities at December 31, 1999, on the basis of contractual maturities, scheduled loan amortization, and scheduled rate adjustments within the selected time intervals. Savings accounts were assumed to decay at 9.50%, 9.75%, 10.00%, 10.25%, 10.50% and 50.00%; NOW accounts were assumed to decay at 9.20%, 9.35%, 9.55%, 9.70%, 9.90% and 52.30%; and money market accounts were assumed  to decay at  18.65%,  19.30%,  20.00%,  20.65%,  21.40%  and 0% for the
periods of one to two years, two to three years, three to four years, four to five years and more than five years, respectively. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap.

         While the Company believes the data to be reasonable, there can be no assurance that the contractual maturity, repricing periods and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                       At  December  31,  1999
                                 -------------------------------------------------------------------------      Fair
                                                                                         Thereafter Total       Value
                                  -------    -------    -------    -------    -------    -----------------     -------
Interest Earning Assets:
Fixed Rate:
  Loans receivable.............  $ 23,234   $ 10,441   $  7,457   $  5,162   $  2,927   $ 12,985   $ 62,206    $ 62,517
Average interest rate..........      8.22%      8.75%      8.75%      8.52%      8.13%      7.58%      8.39%
  Investment and MBS...........     1,667      8,241      6,809      8,225     12,972     54,595     92,509      88,749
Average interest rate..........      6.83%      6.11%      6.08%      5.97%      6.18%      6.52%      6.35%
Variable Rate:
  Loans receivable.............    57,660     13,683      5,888      7,385      3,847          7     88,470      89,277
Average interest rate..........      8.33%      8.08%      8.09%      7.91%      6.92%      9.00%      8.13%
  Investment and MBS...........     5,000         --         --         --         --         --      5,000       5,016
Average interest rate..........      7.61%        --         --         --         --         --       7.61%
  Federal funds................        --         --         --         --         --         --         --          --
Average interest rate..........        --         --         --         --         --         --         --          --
  Equity securities............        --         --         --         --         --     18,695     18,695      18,133
Average interest rate..........        --         --         --         --         --       6.39%      6.39%
                                 --------   --------   --------   --------   --------   --------   --------
Total interest-earning assets..  $ 87,561   $ 32,365   $ 20,154   $ 20,772   $ 19,746   $ 86,282   $266,880    $263,692
                                 ========   ========   ========   ========   ========   ========   ========    ========

Interest-bearing liabilities:
Fixed Rate:
 Certificate accounts.........   $ 66,105   $ 19,677   $  8,118   $  4,171   $  3,613   $     66   $101,750    $101,782
Average interest rate.........       4.99%      5.31%      5.60%      5.56%      5.34%      5.73%      5.14%
  Borrowings..................      9,200         --     15,000     11,000         --      5,000     40,200      39,151
Average interest rate.........       5.81%        --       5.33%      5.76%        --       4.94%      5.62%
Variable Rate:
  Certificate accounts........      1,305         --         --         --         --         --      1,305       1,305
Average interest rate.........       5.12%        --         --         --         --         --       5.12%
  Savings accounts............      4,148      4,252      4,360      4,470      4,583     21,835     43,648      43,648
Average interest rate.........       2.50%      2.50%      2.50%      2.50%      2.50%      2.50%      2.50%
  Money market and NOW........      4,233      3,529      3,641      3,757      3,876      3,821     22,857      22,869
Average interest rate.........       2.46%      2.46%      2.46%      2.46%      2.46%      2.46%      2.46%
  Borrowings..................     10,000         --         --         --         --         --     10,000       9,739
Average interest rate.........       6.14%        --         --         --         --         --       6.14%
Total interest-bearing
  liabilities.................   $ 94,991   $ 27,458   $ 31,119   $ 23,398   $ 12,072   $ 30,722   $219,760    $218,494
                                 --------   --------   --------   --------   --------   --------   --------    --------

Interest sensitivity gap/period  $ (7,430)  $  4,907   $(10,965)  $ (2,626)  $  7,674   $ 55,560   $ 47,120
                                 --------   --------   --------   --------   --------   --------   --------
Cumulative sensitivity gap....   $ (7,430)  $ (2,523)  $(13,488)  $(16,114)  $ (8,440)  $ 47,120   $ 47,120
                                 --------   --------   --------   --------   --------   --------   --------
Ratio of interest-earning assets
  to interest-bearing liabilities   92.18%    117.87%     64.76%     88.78%    163.57%    280.85%    121.44%
                                 --------   --------   --------   --------   --------   --------   --------
Cumulative interest sensitivity gap
  as a percentage of total assets   (2.65)%    (0.90)%    (4.81)%    (5,75)%    (3.01)%    16.82%     16.82%
                                 --------   --------   --------   --------   --------   --------   ---------

         The  Gap  Table  above  includes  all  interest  sensitive  assets  and liabilities grouped based upon instruments with common characteristics. The following assumptions were used to prepare the table. Fixed-rate loans with amortizing payments are scheduled according to amortized cash flows, since this represents a repricing opportunity on funds received as payments. Fixed-rate demand loans, time notes or any other fixed-rate loans with no scheduled amortizing payment are assigned by final maturity. Investment and mortgage-backed securities are scheduled based on the earlier of their maturity date or next scheduled call date. Variable rate loans are assumed to cash flow as of their next scheduled repricing date since this represents a repricing opportunity. Federal funds are assigned to immediate repricing since they represent an overnight investment and therefore they mature and reprice daily. Equity securities have no stated maturity and are considered by the Bank as long-term investments and therefore are grouped in the final maturity category. Fixed- rate certificate accounts are assigned by final maturity dates. Except as described above, the GAP table does not take into account prepayments of loans, mortgage-backed securities or investments nor early withdrawal activity for certificate accounts.

         Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements, and the use of interest rate risk measurements to generally measure market risks. Although certain assets and liabilities may have similar maturities or terms to repricing, they react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may lag behind changes in market rates. Certain assets, such as ARM loans have features that restrict changes in interest rates from year to year and over the life of the loan. Moreover, changes in interest rates, prepayments and early withdrawals of certificates of deposits would affect the results set forth in the GAP table. Finally, the ability of some borrowers to service their adjustable rate loans may decrease in the event of interest rate increases. There are no other interest-earning assets or liabilities that have been omitted from the table. As a result of these shortcomings, the Company focuses more attention on simulation modeling, such as the Net Income and Portfolio Value Analysis discussed below, rather than Gap Analysis. Even though the Gap Analysis reflects a ratio of cumulative gap to total assets within the Company's targeted range of acceptable limits, the net income and net portfolio value simulation modeling is considered by management to be more informative in forecasting future income and economic value trends.

         Net Income and Portfolio Value Analysis. The Company's interest rate sensitivity is also monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Company's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates; reinvestment rates and deposit decay rates similar to the assumptions utilized for the GAP Table. The following sets forth the Company's net income and NPV as of December 31, 1999.

       Change in
    Interest Rates                  Net Interest Income    Net Portfolio Value
    In Basis Points        Dollar   Dollar   Percent   Dollar   Dollar   Percent
     (Rate Shock)          Amount   Change   Change    Amount   Change   Change
    --------------         ----------------------------------------------------
                                          (Dollars in thousands)
         +300              $9,832   $ (349)   (3.4)%   $38,488 $ (11,866)(23.6)%
         +200               9,986     (195)   (1.9)%    42,399    (7,955)(15.8)%
         +100              10,097      (84)   (0.8)%    46,317    (4,037)(8.0)%
        Static             10,181       --      0.0%    50,354        --   0.0%
         -100              10,444      263      2.6%    52,629     2,274   4.5%
         -200              10,399      219      2.2%    52,188     1,834   3.6%
         -300              10,328      147      1.4%    50,743       389   0.8%


         As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in Net Income and NPV requires the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the Net Interest Income and NPV Table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the Net Income and NPV Table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ITEM 8.           FINANCIAL STATEMENTS
--------------------------------------

         The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 1999.

                                    PART III

ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT
----------------------------------------------------------

         Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 23, 2000, (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

ITEM 11.          EXECUTIVE COMPENSATION
----------------------------------------

         Information concerning executive compensation is incorporated herein by reference from the Registrant's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT
-----------------------------------------------------------------

         Information   concerning  security  ownership  of  certain  owners  and
management  is  incorporated  herein  by  reference  from  the  Company's  Proxy
Statement.

ITEM 13.          CERTAIN TRANSACTIONS
--------------------------------------

         Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K
-------------------------------------------------------------

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(1)   Financial Statements

                 o     Report of Independent Accountants
                 o Consolidated Statements of Condition, December 31, 1999 and 1998
                 o Consolidated Statements of Income, Years Ended December 31, 1999, 1998 and 1997

                 o Consolidated Statements of Comprehensive Income, Years Ended December 31, 1999, 1998 and 1997

                 o     Consolidated   Statements  of  Changes  in  Stockholders'
                       Equity, Years Ended December 31, 1999, 1998 and 1997
                 o     Consolidated   Statements  of  Cash  Flows,  Years  Ended
                       December 31, 1999, 1998 and 1997
                 o     Notes to Consolidated Financial Statements.

         (a)(2)   Financial Statement Schedules
                  -----------------------------

                  No  financial   statement  schedules  are  filed  because  the
                  required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3)   Exhibits
                  --------

3.1      Certificate of Incorporation of Oneida Financial Corp.**

3.2      Bylaws of Oneida Financial Corp.**

4        Form of Stock Certificate.**

10.1     Employee Stock Ownership Plan.**

13       Annual Report to Stockholders.

21       Subsidiaries of the Company.


** Incorporated by Reference to the Company's Registration Statement on Form S-1 filed on September 17, 1998.

         (b)      Reports on Form 8-K:
                  -------------------

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

                                      ONEIDA FINANCIAL CORP.

Date: March 22, 2000                  By:  /s/Michael R. Kallet
                                           --------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Michael R. Kallet                                By: /s/Eric E. Stickels
     --------------------                                    -------------------
     Michael R. Kallet, President and Chief                  Eric E. Stickels, Senior Vice President and Chief
       Executive Officer                                       Financial Officer
     (Principal Executive Officer)                           (Principal Financial and Accounting Officer)

Date: March 22, 2000                                     Date: March 22, 2000


By:  /s/Thomas H. Dixon                                  By: /s/Nicholas J. Christakos
     ------------------                                      -------------------------
     Thomas H. Dixon, Senior Vice President                  Nicholas J. Christakos, Director

Date: March 22, 2000                                     Date: March 22, 2000


By:  /s/Patricia D. Caprio                               By: /s/Edward J. Clarke
     ---------------------                                   -------------------
     Patricia D. Caprio, Director                            Edward J. Clarke, Director

Date: March 22, 2000                                     Date: March 22, 2000


By:  /s/James J. Devine, Jr.                             By: /s/John E. Haskell
     -----------------------                                  ------------------
     James J. Devine, Jr., Director                          John E. Haskell, Director

Date: March 22, 2000                                     Date: March 22, 2000


By:  /s/Rodney D. Kent                                   By: /s/William D. Matthews
     -----------------                                       ----------------------
     Rodney D. Kent, Director                                William D. Matthews, Director

Date: March 22, 2000                                     Date: March 22, 2000

By:  /s/Michael W. Milmoe                                By: /s/Richard B. Myers
     ---------------------                                   -------------------
     Michael W. Milmoe, Director                             Richard B. Myers, Director

Date: March 22, 2000                                     Date: March 22, 2000

By:  /s/Frank O. White, Jr.
     ----------------------
     Frank O. White, Jr., Director

Date: March 22, 2000