Form 10-Q
period 2000-03-31
ONEIDA FINANCIAL CORP
filed 2000-05-11
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                    OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to

                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      16-1561678
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer)
incorporation or organization)                          Identification
Number)

                     182 Main Street, Oneida, New York 13421
--------------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,216,702 shares of the Registrant's common stock outstanding as of May 1, 2000.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements                                            1

         Consolidated Statements of  Condition (unaudited)                  2
         As of  March 31, 2000 and  December 31, 1999 (audited)

         Consolidated Statements of Operations (unaudited)                  3
         For the three months ended March 31, 2000 and 1999

         Consolidated Statements of Comprehensive Income (unaudited)        4
         For the three months ended March 31, 2000 and 1999

         Consolidated Statements of Cash Flows (unaudited)                  5
         For the three months ended March 31, 2000 and 1999

         Notes to Consolidated Financial Statements (unaudited)             6

   Item 2.  Management's Discussion and Analysis of  Financial Condition    7
            and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk     14

PART II. OTHER INFORMATION                                                 15

PART I.      FINANCIAL INFORMATION
                      Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2000 and December 31, 1999

                                                            (unaudited)    (audited)
                                                                At             At
                                                             March 31,     December 31,
                                                              2000           1999
                                                            ---------      ---------
ASSETS                                                             (in thousands)
         Cash and due from banks                            $   6,446      $   8,815
         Federal funds sold                                       400
                                                            ---------      ---------
  TOTAL CASH AND CASH EQUIVALENTS                               6,846          8,815

         Investment securities, at fair value                  91,073         85,543
         Mortgage-backed securities, at fair value             33,536         26,355
                                                            ---------      ---------
    TOTAL INVESTMENT SECURITIES                               124,609        111,898

         Mortgage loans held for sale                             501            341
         Loans receivable                                     156,939        150,328
         Allowance for credit losses                           (1,545)        (1,523)
                                                            ---------      ---------
   LOANS RECEIVABLE, NET                                      155,394        148,805

         Bank premises and equipment, net                       5,221          5,301
         Accrued interest receivable                            2,273          1,766
         Refundable income taxes                                    0              0
         Other real estate                                        116             94
         Other assets                                           3,537          3,192
                                                            ---------      ---------
          TOTAL ASSETS                                      $ 298,497      $ 280,212
                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Due to Depositors                                  $ 195,047      $ 188,271
         Mortgagors' escrow funds                                 613            849
         Borrowings                                            63,000         50,200

         Other Liabilities                                        913            941
                                                            ---------      ---------
 TOTAL LIABILITIES                                            259,573        240,261

Shareholders' equity:
         Common stock ( $.10 par value; 8,000,000
              shares authorized;  3,580,200 issued)               358            358
         Additional paid-in capital                            15,413         15,413

         Retained earnings                                     29,744         29,682
         Common shares issued under employee
               stock plans - unearned                          (1,167)        (1,167)

         Accumulated other comprehensive income (loss)         (2,895)        (2,584)
         Treasury Stock (at cost, 238,600
                                    and 167,100 shares)        (2,529)        (1,751)
                                                            ---------      ---------
   TOTAL SHAREHOLDERS' EQUITY                                  38,924         39,951
                                                            ---------      ---------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                               $ 298,497      $ 280,212
                                                            =========      =========


The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended  March 31, 2000 (unaudited) and 1999 (unaudited )

                                                               Three Months Ended
                                                                    March 31,
                                                                2000       1999
                                                               ------     ------
                                                  (in thousands, except Earnings Per Share Data)

INTEREST INCOME:
         Interest and fees on loans                            $3,180     $2,763
         Interest on investment and mortgage-
                  backed securities                             1,618      1,454
         Dividends on equity securities                           286         23

         Interest on federal fund sold and
              interest-bearing deposits                            16        125

                                                               ------     ------
   Total interest and dividend income                           5,100      4,365
                                                               ------     ------
INTEREST EXPENSE:
         Savings deposit                                          275        275
         Money market and Super NOW                               170        134
         Time deposits                                          1,340      1,406
         Borrowings                                               807        202
                                                               ------     ------
                  Total interest expense                        2,592      2,017
                                                               ------     ------
NET INTEREST INCOME                                             2,508      2,348
         Less: Provision for credit losses                         66         45
                                                               ------     ------
   Net interest income after provision for credit losses        2,442      2,303
                                                               ------     ------
OTHER INCOME:
         Investment security gain, net                              0          1
         Other operating income                                   259        234
                                                               ------     ------
   Total other income                                             259        235
                                                               ------     ------

OTHER EXPENSES:
         Compensation and employee benefits                     1,085        879
         Occupancy expenses, net                                  347        336
         Other operating expense                                  407        329
                                                               ------     ------
   Total other expenses                                         1,839      1,544
                                                               ------     ------
INCOME BEFORE INCOME TAXES                                        862        994
                                                               ------     ------
   Provision for income taxes                                     254        389
                                                               ------     ------
NET INCOME                                                     $  608     $  605
                                                               ======     ======

EARNINGS PER SHARE                                             $ 0.19     $ 0.17
                                                               ======     ======

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended  March 31, 2000 (unaudited) and 1999 (unaudited)


                                                        Three Months Ended
                                                 March 31,           March 31,
                                                   2000                 1999
                                                  -----                -----
                                                          in thousands)
Net income                                        $ 608                $ 605
                                                  -----                -----
Othercomprehensive income, net of tax:
   Unrealized  gains(losses) on assets
     available for sale:
   Unrealized holding losses
       arising during period                       (518)                (620)
   Less: reclassification adjustment for
             gains included in net income            (0)                  (1)
                                                  -----                -----
                                                   (518)                (621)
   Net income tax benefit effect                    207                  248
 Other comprehensive income(loss), net of tax      (311)                (373)
                                                  -----                -----

Comprehensive Income                              $ 297                $ 232
                                                  =====                =====

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended  March 31, 2000 (unaudited) and 1999 (unaudited)

                                                                 Three Months Ended
                                                                March 31,      March 31,
                                                                  2000          1999
                                                                --------      --------
 Operating Activities:                                               (in thousands)
   Net income                                                   $    608      $    605
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                   170           165
      Amortization of premiums/discounts on securities, net            5             6
      Provision for credit losses                                     66            45
      Loss on sale of other real estate                                7             0
      Gain on sale/call of securities, net                             0            (1)
      Gain on sale of loans, net                                      (3)          (28)
      Income tax refundable (payable)                               (234)          335
      Accrued interest receivable                                   (507)         (190)
      Other assets                                                  (136)         (209)
      Other liabilities                                              206           (69)
      Origination of loans held for sale                            (466)       (3,984)
      Proceeds from sales of loans                                   309         3,754
                                                                --------      --------
          Net cash provided by operating activities                   25           429
                                                                --------      --------
Investing Activities:
  Purchase of investment securities                               (5,958)      (28,465)
  Principal collected on and proceeds of maturities
      or calls from investments                                       12        10,522
  Purchase of mortgage-backed securities                          (7,982)       (3,033)
  Principal collected from mortgage-backed securities                693         1,832
  Net (increase) decrease in loans                                (6,727)        2,295
  Purchase of bank premises and equipment                            (90)         (235)
  Proceeds from sale of other real estate                             43            83
                                                                --------      --------
          Net cash used in investing activities                  (20,009)      (17,001)
                                                                --------      --------
Financing Activities:
  Net increase (decrease) in demand deposit, savings,
      money market, super now and escrow                           5,014        (4,525)
  Net increase (decrease) in time deposits                         1,525        (2,191)

  Proceeds from  borrowings                                       23,200        10,000
  Repayment of borrowings                                        (10,400)            0
  Cash dividends                                                    (546)            0
  Purchase of treasury stock                                        (778)            0
  Adjust net proceeds                                                  0          (123)
  Common stock acquired by ESOP                                        0          (913)
                                                                --------      --------
          Net cash provided by financing activities               18,015         2,248
                                                                --------      --------
Decrease in cash and cash equivalents                             (1,969)      (14,324)
                                                                --------      --------
Cash and cash equivalents at beginning of year                     8,815        26,156
                                                                --------      --------
Cash and cash equivalents at end of year                           6,846        11,832
                                                                ========      ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                             2,482         2,016
Cash paid for income taxes                                             5             0
Non-cash investing activities:
Unrealized loss on investment and mortgage-backed
     securities designated as available for sale                    (518)         (621)
Transfer of loans to other real estate                                72            42
                                                                ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                             Oneida Financial Corp.
                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                                 March 31, 2000


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2000 and the results of its consolidated operations and cash flows for the period then ended, all of which are normal and recurring in nature, have been included.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. The following represents the calculation of earnings per share for the three months ended March 31:

                                       Income           Shares         Per Share

March 31, 2000:
---------------
Net income (Three Months Ended)        $607,743        3,284,141           $0.19
                                       ========        =========           =====

March 31, 1999:
---------------
Net income (Three Months Ended)        $605,078        3,580,200           $0.17
                                       ========        =========           =====


Note C - Formation of Real Estate Investment Trust Subsidiary

On April 26, 1999, the Bank funded Oneida Preferred Funding Corp., a wholly owned subsidiary corporation that will elect under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was initially funded with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide other benefits in future periods. At March 31, 2000, the principal balance outstanding of real estate loans in the REIT totaled $41.9 million.

Note D - Subsequent Events

On April 25, 2000, the Company announced that a Letter of intent has been executed to acquire Bailey and Haskell Associates, Inc., an independent insurance agency located n Central New York State. The agency provides a diversified portfolio of insurance products and services to individuals and businesses in Madison, Oneida, and Onondaga counties. The acquisition is expected to be completed before the end of the year, subject to the execution of a definitive purchase agreement and necessary regulatory approval.

On April 25, 2000, shareholder approval was obtained by more than a majority of total shareholders for the acceptance of the Oneida Financial Corp. 2000 Stock Option Plan and the Oneida Financial Corp. 2000 Recognition and Retention Plan. The plans as approved authorize 166,475 and 83, 238 shares respectively of the Company's common stock to be used for the purpose of granting awards under the terms of the plans as submitted to shareholders. In addition, a majority vote of shares held by shareholders other than Oneida Financial MHC was received for both plans, allowing board members to participate in the plans

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

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


GENERAL

         On December 30, 1998 Oneida Financial Corp. (the "Company") completed its reorganization and initial public stock offering providing a total of $15.9 million in additional paid in capital. A total of 3,580,200 shares of common stock were issued with 1,915,445 shares issued to Oneida Financial MHC the mutual holding company parent of the Company. Approximately half of the net proceeds of the stock offering were invested into the Bank.

         Oneida Financial Corp. is the parent company of The Oneida Savings Bank (the "Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank.

RECENT DEVELOPMENTS

         On April 26, 1999, the Bank funded Oneida Preferred Funding Corp., a wholly owned subsidiary corporation that will elect under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was initially funded with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide other benefits in future periods. At March 31, 2000 the principal balance outstanding of real estate loans in the REIT totaled $41.9 million.

         The Bank continues employing a wholesale arbitrage strategy to compliment traditional retail deposit and loan activities. The arbitrage transactions have involved entering into borrowing transactions with the Federal Home Loan Bank of New York ("FHLB") as a funding source for the purchase of investment securities and mortgage-backed securities. At March 31, 2000 the Bank had total borrowings of $63.0 million at an average cost of 5.86%. The Bank's net income is enhanced through the positive spread between the borrowing rate and investment returns.

         On July 1, 1999 the Company commenced a 5% stock repurchase program, representing 179,010 shares of common stock. The repurchase program was completed during the first quarter of 2000 with 11,900 remaining shares purchased. The average cost of the shares purchased in the program was $10.493 per share.

         On February 2, 2000 the Company commenced its second 5% stock repurchase program, representing 170,000 shares of the Company's common stock. The repurchase program is expected to be completed within six months. Through March 31, 2000 at total of 59,590 shares were repurchased at an average price of $10.919. The Company considers the common stock to be an attractive investment, particularly in view of the current price at which the common stock is trading relative to the Company's earnings per share, book value per share and market and economic factors generally, as well as other factors.

         The Company paid its second semiannual cash dividend following the completion of the year as a publicly traded stock company. The dividend was paid to all shareholders of record as of January 25, 2000 and was paid on February 8, 2000 at $0.16 per share of common stock.

         On April 25, 2000 the Company announced that a Letter of Intent had been executed to acquire Bailey and Haskell Associates, Inc. an independent insurance agency located in Central New York State. The agency provides a diversified portfolio of insurance products and services to individuals and businesses in Madison, Oneida and Onondaga counties. The acquisition is expected to be completed before the end of the year, subject to the execution of a definitive purchase agreement and necessary regulatory approvals.

         On April 25, 2000, shareholder approval was obtained by more than a majority of total shareholders for the acceptance of the Oneida Financial Corp. 2000 Stock Option Plan and the Oneida Financial Corp. 2000 Recognition and Retention Plan. The plans as approved authorize 166,475 and 83, 238 shares respectively of the Company's common stock to be used for the purpose of granting awards under the terms of the plans as submitted to shareholders. In addition, a majority vote of shares held by shareholders other than Oneida Financial MHC was received in favor of both plans, allowing board members to participate in the plans


FINANCIAL CONDITION

         ASSETS. Total Assets at March 31, 2000 were $298.5 million, an increase of $18.3 million from $280.2 million at December 31, 1999. The increase in total assets was achieved through a balance of retail and wholesale banking activities. Investment and mortgage-backed securities increased $12.7 million as a result of the Bank's continuing leveraging strategies. Asset growth was also supported by an increase of $6.7 million in net loans receivable. Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets. At March 31, 2000, total consumer and commercial business loans increased by $4.4 million from December 31, 1999.

         LIABILITIES. Total liabilities increased by $19.3 million or 8.0% to $259.6 million at March 31, 2000 from $240.3 million at December 31, 1999. The increase is primarily the result of an increase of $12.8 million in borrowings as well as an increase of $6.5 million in total deposits. The Bank continues to emphasize core deposits and checking accounts, which increased by $2.6 million since December 31, 1999. The Bank's newest branch addition in Canastota, New York, which opened in November 1999, has deposits of $2.6 million as of March 31, 2000 with $1.7 million in deposit growth during the first quarter of 2000.

         STOCKHOLDERS' EQUITY. Total stockholders' equity at March 31, 2000 was $38.9 million, a decrease of $1.1 million from $40.0 million at December 31, 1999. The decrease in stockholder's equity is primarily a result of management efforts to effectively manage the Company's capital through a combination of stock repurchases and dividends as well as valuation adjustments made for the

Company's available for sale investment and mortgage-backed security portfolio. The Company has acquired 71,500 additional shares of its common stock, at an average price of $10.878 per share, since December 31, 1999 resulting in an increase of $778,000 in Treasury stock held. The current stock repurchase program authorizes an additional 110,400 shares for purchase by the Company. The Company also paid its second semiannual dividend at the rate of $0.16 resulting in an equity reduction of $546,000. In addition, Accumulated Other Comprehensive Income (Loss) decreased $311,000 from December 31, 1999 primarily as a result of an adjustment for the net unrealized loss on available for sale mortgage-backed and other investment securities due to higher market interest rates at March 31, 2000 as compared with December 31, 1999. The increase in interest rates generally has a negative affect on the market value of the Company's investments and mortgage-backed securities portfolios. The decreases in stockholders' equity were partially offset by the addition of after-tax net income of $608,0000 for the three months ended March 31, 2000.


ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on the assets or liabilities.

         AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended March 31, 2000 and 1999 and for the year ended December 31, 1999. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

         TABLE 1.  Average Balance Sheet. (Quarterly)

                                                  Three Months Ended March 31,                       Twelve Months Ended Dec. 31,
                                 ----------------------------------------------------------------   -------------------------------
                                               2000                              1999                             1999

                                  Average     Interest               Average    Interest              Average    Interest
                                 Outstanding  Earned/     Yield/   Outstanding   Earned/   Yield/   Outstanding   Earned/    Yield/
                                  Balance       Paid       Rate      Balance      Paid      Rate      Balance      Paid       Rate
                                  -------       ----       ----      -------      ----      ----      -------      ----       ----
Interest-earning Assets:                                             (Dollars in Thousands)
------------------------
  Loans Receivable                 $153,852     $3,180     8.27%    $130,578    $2,763     8.46%      $136,765   $11,358     8.30%
  Investment Securities             111,000      1,852     6.67%      90,068      1454     6.46%       104,294     6,757     6.48%
  Federal Funds                       2,182         16     2.93%      10,808       125     4.63%         6,565       323     4.92%
  Equity Securities                   4,997         52     4.16%       3,122        23     2.95%         3,709       144     3.88%
                                   --------     ------     ----     --------    ------     ----       --------   -------     ----
    Total Interest-earning          272,031      5,100     7.50%     234.576     4,365     7.44%       251,333    18,582     7.39%
                                   --------     ------     ----     --------    ------     ----       --------   -------     -----
Assets
Interest-bearing Liabilities:
  Money Market Deposits             $16,064       $131     3.26%     $12,846      $101     3.14%       $14,985      $491     3.28%
  Savings Accounts                   45,267        276     2.44%      46,187       275     2.38%        45,824     1,094     2.39%
  Interest-bearing Checking           8,319         38     1.83%       7,201        33     1.83%         7,890       143     1.81%
  Time Deposits                     101,316      1,340     5.29%     101,520     1,406     5.54%       103,018     5,488     5.33%

Borrowings                           55,100        807     5.86%      15,363       202     5.26%        32,841     1,769     5.39%
                                   --------     ------     ----     --------    ------     ----       --------   -------     -----
    Total Interest-bearing Liabs    226,066      2,592     4.59%     183,117     2,017     4.41%       204,558     8,985     4.39%
                                   --------     ------     ----     --------    ------     ----       --------   -------     -----
    Net Interest Income                         $2,508                          $2,348                            $9,597
                                                =====                           ======                            ======
    Net Interest Spread                                    2.91%                           3.04%                             3.00%
                                                           =====                           =====                             =====
    Net Earning Assets             $ 45,965                         $ 51,459                          $ 46,775
                                   ========                         ========                          ========
   Net yield on average
      Interest-earning assets                    3.69%                           4.00%                             3.82%
                                                 ====                            ====                              =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                   120.33%                         128.10%                           122.87%
                                               ======                          ======                            ======

RESULTS OF OPERATIONS

         GENERAL. Net income for the three months ended March 31, 2000 increased by $3,000 to $608,000 for the first quarter 2000 from $605,000 for the three months ended March 31, 1999. The increases were due primarily to an increase in net interest income and other income and a decrease in the provision for income taxes. The increases in income were partially offset by increases in operating and other expenses and an increase in the provision for credit losses.

         INTEREST INCOME. Interest Income increased by $735,000 or 15.1%, to $5.1 million for the three months ended March 31, 2000 from $4.4 million for three months ended March 31, 1999. The increase in interest income was primarily derived from an increase in income on loans receivable of $417,000 for the first quarter of 2000 compared with the same period in 1999. In addition, income on investment and mortgage-backed securities increased $164,000 and dividend income on equity securities increased $263,000. Interest on federal funds decreased $109,000 for the first quarter 2000 partially offsetting the increases in interest income.

         The increase in loan income is a result of an increase of $23.3 million in the average balance in loans receivable for the three months ended March 31, 2000 as compared with the same period in 1999, offset by a decrease of 19 basis points in average yield from 8.46% at March 31, 1999 to 8.27% at March 31, 2000. Management's strategy is to emphasize the origination of consumer and commercial business loans for retention in the Bank's portfolio. Consumer and commercial business loans increased $4.4 million during the first quarter 2000. In addition, the Bank increased the residential real estate portfolio by $1.3 million due to the increased demand for adjustable rate loan products in the current rate environment.

         Investment income increased as a result of an increase of $25.8 million in the average balance of investment and mortgage-backed securities for the three month period ended March 31, 2000 as compared with the same period in

1999. The increase in investment income was offset by a decrease in the average yield of investment securities of 7 basis points to 6.39% for the period.

         Income on federal funds decreased during the three months ended March 31, 2000 to $16,000 as compared with $125,000 for the 1999 period. The decrease in income is due to a decrease of $8.6 million in the average balance of federal funds and a decrease of 170 basis points in the average yield earned. The decrease in average balance was due to the temporary investment of stock proceeds during the 1999 quarter and significant loan growth during 2000 quarter which utilized excess cash.

         INTEREST EXPENSE. Interest expense was $2.6 million for the three months ended March 31, 2000; an increase of $575,000 or 28.5% from the same period in 1999. The increase in interest expense is due to interest paid on borrowed funds. The average balance outstanding in borrowings during the three months ended March 31, 2000 was $55.1 million compared to $15.4 million for the same period in 1999. The borrowed funds resulted in interest expense of $807,000 for the first quarter of 2000 compared with $202,000 of interest expense on borrowed funds for the 1999 period. Interest expense on deposits decreased by $30,000 for the three months ended March 31, 2000 to $1.8 million, a decrease of 1.6%. The decrease in interest expense on deposits was due to a 19 basis point decrease in the average rate paid on deposits for the first quarter 2000 partially offset by an increase in the average balance on deposit accounts of $3.2 million.

         PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended March 31, 2000 were $66,000 as compared to $45,000 made during the same period of 1999. The allowance for credit losses was $1.5 million or 0.99% of loans receivable at March 31, 2000 as compared with $1.5 million or 1.20% of loans receivable at March 31, 1999. Although the allowance for loan losses has decreased, non-performing assets have also decreased representing 0.10% of total assets at March 31, 2000 compared with 0.33% of total assets at March 31, 1999. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending.

         OTHER INCOME. Other operating income increased by $25,000 for the three month period ending March 31, 2000 compared with the same period in 1999 to $259,000 from $234,000. This improvement is primarily due to an increase in fee income on deposit accounts of $27,000 from $108,000 during the 1999 period to $135,000 for the 2000 period. Trust Department income also increased from $12,000 as of March 31, 1999 to $27,000 as of March 31, 2000. These increases were offset by a decrease in gain on sale of mortgage loans of $20,000 during the 2000 period as compared with the first quarter of 1999.

         OTHER EXPENSES. Operating and other expenses increased by $295,000 or 19.1%, to $1.8 million for the three months ended March 31, 2000 from $1.5 million for the same period in 1999. The increase was primarily due to an increase of $202,000 in compensation and benefits expense due in part to the timing of recording certain payroll related expenses and the opening in November 1999 of the Bank's sixth full-service banking office located in Canastota, New York.

         INCOME TAX. Income tax expense was $254,000 for the three months ended March 31, 2000, a decrease of $135,000 from the first quarter 1999 provision of $389,000. The effective tax rate decreased to 29.5% for 2000 to date from 39.1% for the three months of 1999 as the Company has employed various strategies to reduce the tax burden in this and future periods.


MANAGEMENT OF MARKET RISK

         The Bank is in the business of risk management. Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and interest expense. The Bank has experienced no significant change in the risk exposure or asset and liability management targets since December 31, 1999.

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2000 and March 31, 1999(unaudited)

(annualized where appropriate)

                                                          Three Months Ending
                                                               March 31,
                                                          2000        1999
                                                          ----        ----

     Performance Ratios:

         Return on average assets                         0.84%       1.01%
         Return on average equity                         5.97%       5.53%
         Net interest margin                              3.64%       4.03%
         Efficiency Ratio                                66.46%      59.75%
         Ratio of operating expense
           to average total assets                        2.53%       2.57%
         Ratio of average interest-earning assets
           to average interest-bearing liabilities      121.80%     127.25%

     Asset Quality Ratios:

        Non-performing assets to total assets             0.10%       0.33%
        Allowance for loan losses
            to non-performing loans                    1331.90%     191.69%
        Allowance for loan losses
            to loans receivable, net                      0.99%       1.20%

     Capital Ratios:

        Total shareholders' equity to total assets       13.04%      17.25%
        Average equity to average assets                 14.03%      18.17%

ITEM 3.           Quantitative and Qualitative Disclosure About Market Risk



         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders. There has been no material change in the Company's risk profile since December 31, 1999.

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

                                       ONEIDA FINANCIAL CORP.


Date:    May 10, 2000            By:   /s/ Michael R. Kallet
                                       ---------------------
                                       Michael R. Kallet
                                       President and Chief Executive Officer


Date:    May 10, 2000            By:   /s/  Eric E. Stickels
                                       ----------------------
                                       Eric E. Stickels
                                       Senior Vice President and Chief
                                       Financial Officer

PART I.      FINANCIAL INFORMATION
             Item I.    Financial Statements