Form 10-Q
period 2000-06-30
ONEIDA FINANCIAL CORP
filed 2000-08-11
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from           to
                                                     ---------  ----------

                    Securities Exchange Act Number 000-25101


                             ONEIDA FINANCIAL CORP.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            16-1561678
-------------------------------                         -----------------------
(State or other jurisdiction of                             (IRS Employer)
incorporation or organization)                          Identification Number)


                     182 Main Street, Oneida, New York 13421
                  --------------------------------------------
                    (Address of Principal Executive Offices)


Registrant's telephone number, including area code:  (315) 363-2000
                                                     ----------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check x whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,163,302 shares of the Registrant's common stock outstanding as of August 1, 2000.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                          Page
                                                                                          ----
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements                                                         1

               Consolidated Statements of  Condition (unaudited)                            2
               As of  June 30, 2000 and  December 31, 1999 (audited)

               Consolidated Statements of Operations (unaudited)                            3
               For the three months ended and six months ended June 30, 2000 and 1999

               Consolidated Statements of Comprehensive Income (unaudited)                  4
               For the three months ended and six months ended June 30, 2000 and 1999

               Consolidated Statements of Cash Flows (unaudited)                            5
               For the three months ended and six months ended June 30, 2000 and 1999

               Notes to Consolidated Financial Statements (unaudited)                       6

   Item 2.     Management's Discussion and Analysis of Financial Condition                  8
                  and Results of Operations

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                   13

PART II.       OTHER INFORMATION                                                            14

PART I.            FINANCIAL INFORMATION
                                 Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2000 and December 31, 1999

                                                               (unaudited)      (audited)
                                                                   At              At
                                                                June 30,       December 31,
                                                                  2000            1999
                                                                  ----            ----
                                                                     (in thousands)
ASSETS
               Cash and due from banks                        $   5,986         $   8,815
               Federal funds sold
                                                         --------------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                 5,986             8,815

               Investment securities, at fair value              87,881            85,543
               Mortgage-backed securities, at fair value         35,275            26,355
                                                         --------------------------------
   TOTAL INVESTMENT SECURITIES                                  123,156           111,898

               Mortgage loans held for sale                       1,280               341
               Loans receivable                                 160,262           150,328
               Allowance for credit losses                       (1,590)           (1,523)
                                                         --------------------------------
   LOANS RECEIVABLE, NET                                        158,672           148,805

               Bank premises and equipment, net                   5,526             5,301
               Accrued interest receivable                        1,886             1,766
               Other real estate                                     91                94
               Other assets                                       3,161             3,192
              ---------------------------------------------------------------------------
               TOTAL ASSETS                                   $ 299,758         $ 280,212
              ===========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
               Due to Depositors                              $ 194,137         $ 188,271
               Mortgagors' escrow funds                             925               849
               Borrowings                                        64,300            50,200
               Other Liabilities                                    630               941
                                                         --------------------------------
TOTAL LIABILITIES                                               259,992           240,261
Shareholders' equity:
               Common stock ( $.10 par value; 8,000,000
                     shares authorized;  3,663,438 and              366               358
                     3,580,200 shares issued)
               Additional paid-in capital                        16,289            15,413
               Retained earnings                                 30,361            29,682
               Common shares issued under employee
                     stock plans - unearned                      (1,167)           (1,167)
               Accumulated other comprehensive income(loss)      (2,221)           (2,584)
               Treasury stock (at cost, 282,149 and
                                          167,100 shares)        (3,004)           (1,751)
               Unearned stock compensation                         (858)
   --------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                    39,766            39,951
   --------------------------------------------------------------------------------------
               TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                           $ 299,758         $ 280,212
               ==========================================================================

   The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and Six Months Ended June 30, 2000 (unaudited) and 1999 (unaudited )


                                                                    Three Months Ended                Six Months Ended
                                                                June 30,           June 30,      June 30,           June 30,
                                                                  2000              1999          2000                1999
                                                                  ----              ----          ----                ----
                                                                    ( in thousands, except Earnings Per Share Data )

INTEREST INCOME:
               Interest and fees on loans                       $  3,361         $  2,677        $  6,541         $  5,440
               Interest on investment and mortgage-
                             backed securities                     1,720            1,707           3,338            3,161
               Dividends on equity securities                        334               32             620               55

               Interest on federal fund sold and
                     interest-bearing deposits                        11               78              27              203

--------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                              5,426            4,494          10,526            8,859
--------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
               Savings deposit                                       276              270             551              545
               Money market and Super NOW                            174              155             344              289
               Time deposits                                       1,388            1,375           2,728            2,781
               Borrowings                                            954              401           1,761              603
--------------------------------------------------------------------------------------------------------------------------
                             Total interest expense                2,792            2,201           5,384            4,218
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                2,634            2,293           5,142            4,641
               Less: Provision for credit losses                      84               45             150               90
--------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for credit losses           2,550            2,248           4,992            4,551
--------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
               Investment security gain(loss), net                  (149)             280            (149)             281
               Other operating income                                251              203             509              437
--------------------------------------------------------------------------------------------------------------------------
   Total other income                                                102              483             360              718
--------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
               Compensation and employee benefits                  1,070            1,030           2,155            1,909
               Occupancy expenses, net                               365              316             712              652
               Other operating expense                               364              507             771              836
--------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                            1,799            1,853           3,638            3,397
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           853              878           1,714            1,872
--------------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                        236              270             490              659
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $    617         $    608        $  1,224         $  1,213
==========================================================================================================================

EARNINGS PER SHARE - BASIC and DILUTED                          $   0.19         $   0.17        $   0.38         $   0.34
==========================================================================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended and Six Months Ended June 30, 2000 (unaudited) and 1999 (unaudited)

                                                                     Three Months Ended          Six Months Ended
                                                                     June 30,    June 30,     June 30,       June 30,
                                                                      2000        1999          2000           1999
                                                                      ----        ----         -----           ----
                                                                        (in thousands)
Net income                                                         $   617      $   608       $ 1,224       $ 1,213
                                                                   --------     --------     ---------     ---------
      Other comprehensive income, net of tax:
        Unrealized gains(losses) on assets available for sale:
      Unrealized holding gains (losses)
          arising during period                                        974       (1,992)          456        (2,612)
      Less: reclassification adjustment for
                   losses (gains) included in net income               149         (280)          149          (281)
                                                                   --------     --------     ---------     ---------
                                                                                  1,123        (2,272)          605
                                                                                                             (2,893)
      Net income tax benefit effect                                   (449)         909          (242)        1,157
                                                                   --------     --------     ---------     ---------
Other comprehensive income(loss), net of tax                           674       (1,363)          363        (1,736)

         Comprehensive Income                                      $ 1,291      $  (755)      $ 1,587       $  (523)
                                                                   ========     ========     =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended and Six Months Ended June 30, 2000 (unaudited) and 1999 (unaudited )

                                                                        Three Months Ended                 Six Months Ended
                                                                     June 30,         June 30,         June 30,         June 30,
                                                                      2000              1999             2000             1999
                                                                      ----              ----             ----             ----
                                                                          (in thousands)
     Operating Activities:
   Net income                                                      $    617         $    608            1,224            1,213
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Stock based compensation earned                                    26                0               26                0
      Depreciation                                                      170              162              340              327
      Amortization of premiums/discounts on securities, net             (33)             (24)             (28)             (18)
      Provision for credit losses                                        84               45              150               90
      Loss on sale of other real estate                                   0               31                7               31
      Loss (Gain) on sale/call of securities, net                       149             (280)             149             (281)
      (Gain) Loss on sale of loans, net                                  (5)               6               (8)             (22)
      Income tax payable                                               (256)            (408)            (490)             (73)
      Accrued interest receivable                                       387             (106)            (120)            (297)
      Other assets                                                      (74)              26             (211)            (182)
      Other liabilities                                                 (27)             285              179              216
      Origination of loans held for sale                             (2,040)               0           (2,506)          (3,984)
      Proceeds from sales of loans                                    1,266            1,924            1,575            5,678
------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                     264            2,269              287            2,698
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                  (2,855)         (29,828)          (8,813)         (58,293)
  Principal collected on and proceeds of maturities
      or calls from investments                                       6,897           13,927            6,909           24,449
  Purchase of mortgage-backed securities                             (2,450)          (5,182)         (10,432)          (8,215)
  Principal collected from mortgage-backed securities                   869            1,174            1,563            3,006
  Net (increase) decrease in loans                                   (3,362)          (6,170)         (10,089)          (3,875)
  Purchase of bank premises and equipment                              (475)            (400)            (565)            (634)
  Proceeds from sale of other real estate                                25               47               68              130
------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                      (1,351)         (26,432)         (21,360)         (43,432)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase (decrease) in demand deposit, savings,
      money market, super now and escrow                               (778)           6.294            4,237            3,707
  Net increase (decrease) in time deposits                              180             (120)           1,705           (4,250)
  Proceeds from  borrowings                                           6,300           20,000           29,500           30,000
  Repayment of borrowings                                            (5,000)          (5,000)         (15,400)          (5,000)
   Cash dividends                                                         0                0             (546)               0
   Purchase of treasury stock                                          (475)               0           (1,253)               0
  Adjust net proceeds                                                     0                0                0             (123)
  Common stock acquired by ESOP                                           0                0                0             (913)
------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                     227           21,174           18,243           23,421
------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                  (860)          (2,989)          (2,829)         (17,313)
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                        6,846           11,832            8,815           26,156
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              5,986            8,843            5,986            8,843
                                    ==========================================================================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                                2,861            2,018            5,343            4,034
Cash paid for income taxes                                              497              678              502              678
Non-cash investing activities:
Unrealized gain (loss) on investment and mortgage-backed
     securities designated as available for sale                      1,124           (2,262)             606           (2,882)
Transfer of loans to other real estate                                    0              159               72              201
                                    ==========================================================================================


   The accompanying notes are an integral part of the consolidated financial statements.

                             Oneida Financial Corp.
                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                                  June 30, 2000

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Company at June 30, 2000 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and six month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended and six months ended June 30, 2000 and 1999:


                                                   Income           Shares      Per Share
For the Three Months Ended June 30, 2000:
=========================================

Net income (Three Months Ended)                 $  616,537
                                                ==========

Basic Earnings Per Share:                       $  616,537         3,214,476     $   0.19
                                                                                 ========
Effect of dilutive securities:
               Stock options                             0             2,317
                                                ----------------------------
Diluted Earnings Per Share                      $  616,537         3,216,793     $   0.19
                                                                                 ========

For the Six Months Ended June 30, 2000:
========================================

Net income (Six Months Ended)                   $1,224,281
                                                ==========

Basic Earnings Per Share:                       $1,224,281         3,249,308     $   0.38
                                                                                 ========
Effect of dilutive securities:
               Stock options                             0             1,159
                                                ----------------------------
Diluted Earnings Per Share                      $1,224,281         3,250,467     $   0.38
                                                                                 ========


For the Three Months Ended June 30,1999:
========================================

Net income (Three Months Ended)                 $  607,588
                                                ==========

Basic and Diluted Earnings Per Share            $  607,588         3,460,503     $   0.18
                                                                   =========     ========



For the Six Months Ended June 30,1999:

Net income (Three Months Ended)                 $1,212,666
                                                ==========

Basic and Diluted Earnings Per Share            $1,212,666         3,462,073     $   0.35
                                                                   =========     ========

Note C - Formation of Real Estate Investment Trust Subsidiary

On April 26, 1999, the Bank funded Oneida Preferred Funding Corp., a wholly owned subsidiary corporation that will elect under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was initially funded with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide other benefits in future periods. At June 30, 2000, the principal balance outstanding of real estate loans in the REIT totaled $41.7 million.

Note D - Letter of Intent

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

Note E - Stock Compensation Plans


On April 25, 2000, shareholder approval was obtained for the acceptance of the Oneida Financial Corp. 2000 Recognition and Retention Plan and the Oneida Financial Corp. 2000 Stock Option Plan. The Plans authorize 83,238 and 166,475 shares respectively of the Company's common stock to be used for the purpose of granting awards under the terms of the plans. Under the Recognition and Retention Plan, the company issued 83,238 shares of stock in April 2000 of which 74,000 shares have been awarded. The Company recorded $884,404 in unearned compensation expense to be recognized over the five year vesting period. As of June 30, 2000, $26,000 has been expensed to date. The Stock Option plan has awarded 150,500 shares of the authorized shares available in the Plan. All options granted have a ten year term with the options vesting on a pro-rata basis over a five year period. The exercise price of each option is $10.625 per share, which was the closing market price of Oneida Financial Corp. common stock on April 25, 2000 the date of the grant.

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

GENERAL

               On December 30, 1998 the Company completed its reorganization and initial public stock offering providing a total of $15.9 million in additional paid in capital. A total of 3,580,200 shares of common stock were issued of which 1,915,445 shares were issued to Oneida Financial MHC the mutual holding company parent of the Company. Approximately half of the net proceeds of the stock offering were invested into the Bank.

               The Company is the parent company of The Oneida Savings Bank (the "Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank.


RECENT DEVELOPMENTS

               On April 26, 1999, the Bank funded Oneida Preferred Funding Corp., a wholly owned subsidiary corporation that will elect under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was initially funded with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide other benefits in future periods. At June 30, 2000 the principal balance outstanding of real estate loans in the REIT totaled $41.7 million.

               The Bank continues employing a wholesale arbitrage strategy to compliment traditional retail deposit and loan activities. The arbitrage transactions have involved entering into borrowing transactions with the Federal Home Loan Bank of New York ("FHLB") as a funding source for the purchase of investment securities and mortgage-backed securities. At June 30, 2000 the Bank had total borrowings of $64.3 million at an average cost of 6.16%. The Bank's net income is enhanced through the positive spread between the borrowing rate and investment returns.

               On July 1, 1999 the Company commenced a 5% stock repurchase program, representing 179,010 shares of common stock. The repurchase program was completed during the first quarter of 2000 with 11,900 remaining shares purchased. The average cost of the shares purchased in the program was $10.493 per share.

               On February 2, 2000 the Company commenced its second 5% stock repurchase program, representing 170,000 shares of the Company's common stock. The repurchase program is expected to be completed within six months. Through June 30, 2000 a total of 103,139 shares were repurchased at an average price of $10.916. The Company considers the common stock to be an attractive investment, particularly in view of the current price at which the common stock is trading relative to the Company's earnings per share, book value per share and market and economic factors generally, as well as other factors.

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


               On April 25, 2000, shareholder approval was obtained for the acceptance of the Oneida Financial Corp. 2000 Recognition and Retention Plan and the Oneida Financial Corp. 2000 Stock Option Plan. The Plans authorize 83,238 and 166,475 shares respectively of the Company's common stock to be used for the purpose of granting awards under the terms of the plans. Under the Recognition and Retention Plan, the company issued 83,238 shares of stock in April 2000 of which 74,000 shares have been awarded. The company recorded $884,404 in unearned compensation expense to be recognized over the five year vesting period. As of June 30, 2000, $26,000 has been expensed to date. The Stock Option plan has awarded 150,500 shares of the authorized shares available in the Plan. All options granted have a ten year term with the options vesting on a pro-rata basis over a five year period. The exercise price of each option is $10.625 per share, which was the closing market price of Oneida Financial Corp. common stock on April 25, 2000 the date of the grant.



FINANCIAL CONDITION

               ASSETS. Total assets at June 30, 2000 were $299.8 million, an increase of $19.6 million from $280.2 million at December 31, 1999. The increase in total assets was achieved through a balance of retail and wholesale banking activities. Investment and mortgage-backed securities increased $11.2 million as a result of the Bank's continuing leveraging strategies. Asset growth was also supported by an increase of $10.8 million or 7.2% in net loans receivable. Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets. At June 30, 2000, total consumer and commercial business loans increased by $5.8 million from December 31, 1999. The Bank also increased its residential real estate loans by $4.0 as a result of the increased demand for adjustable rate loan products in the current rate environment.

               LIABILITIES. Total liabilities increased by $19.7 million or 8.2% to $260.0 million at June 30, 2000 from $240.3 million at December 31, 1999. The increase is primarily the result of an increase of $14.1 million in borrowings as well as an increase of $5.9 million in total deposits. Of the increase, $5.1 million was in Money Market and Now accounts which are lower yielding deposit products. The Bank's newest branch addition in Canastota, New York, which opened in November 1999, has total deposits of $3.3 million as of June 30, 2000 with $2.4 million in deposit growth during the first half of 2000.

               STOCKHOLDERS' EQUITY. Total stockholders' equity at June 30, 2000 was $39.8 million, a decrease of $185,000 from $40.0 million at December 31, 1999. The decrease in stockholder's equity is primarily a result of management efforts to effectively manage the Company's capital through a combination of stock repurchases and dividends. The Company has acquired 115,049 additional shares of its common stock, at an average price of $10.891 per share, since
December 31, 1999 resulting in an increase of $1.3 million in Treasury stock held. The current stock repurchase program authorizes an additional 66,861shares for purchase by the Company. The Company also paid its second semiannual dividend at the rate of $0.16 resulting in an equity reduction of $546,000. The decreases in stockholders' equity were partially offset by the addition of after-tax net income and an increase in Accumulated Other Comprehensive Income
(Loss). Retained Earnings increased as the result of the addition of $1,224,0000 in after-tax net income for the six months ended June 30, 2000. Accumulated Other Comprehensive Income (Loss) increased $363,000 from December 31, 1999 primarily as a result of a favorable adjustment in the net unrealized loss on available for sale mortgage-backed and other investment securities due to changes in the market interest rates at June 30, 2000 as compared with December 31, 1999. Changes in interest rates generally have an inverse impact on the market value of the Company's investments and mortgage-backed securities portfolios.

ANALYSIS OF NET INTEREST INCOME

               Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on the assets or liabilities.

               AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2000 and 1999 and for the year ended December 31, 1999. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

               TABLE 1.  Average Balance Sheet. (Quarterly)


                                                                           Three Months Ended June 30,
                                          ------------------------------------------------------------------------------------------
                                                               2000                                            1999
-
                                            Average          Interest                       Average          Interest
                                          Outstanding        Earned/        Yield/        Outstanding         Earned/    Yield/
                                            Balance            Paid          Rate           Balance            Paid       Rate
                                            -------            ----          ----           -------            ----       ----

Interest-earning Assets:                                                        ( Dollars in Thousands )
------------------------
  Loans Receivable                           $160,788           $3,361        8.36%         $132,860          $2,677      8.06%
  Investment Securities                       122,534            2,002        6.54%          111,347           1,707      6.13%
  Federal Funds                                   569               11        7.73             6,526              78      4.78%
  Equity Securities                             5,515               52        3.77%            3,544              32      3.61%
                                                -----              ---       -----            ------             ---     -----
    Total Interest-earning Assets            289,406             5,426        7.50%          254,277           4,494      7.07%
                                             --------           ------       -----          --------          ------     -----
Interest-bearing Liabilities:
  Money Market Deposits                       $16,504             $137        3.32%          $14,834            $120      3.24%
  Savings Accounts                             47,138              278        2.36%           48,088             270      2.25%
  Interest-bearing Checking                     8,579               38        1.77%            7,806              35      1.79%
  Time Deposits                               101,827            1,388        5.45%          102,321           1,375      5.38%

Borrowings                                    64,009               953        5.96%           30,567             401      5.25%
                                              -------             ----       -----           -------            ----     -----
    Total Interest-bearing Liabs             238,057             2,794        4.69%          203,616           2,201      4.32%
                                             --------           ------       -----          --------          ------     -----
    Net Interest Income                                         $2,632                                        $2,293
                                                               =======                                       =======
    Net Interest Spread                                                       2.80%                                       2.75%
                                                                             =====                                       =====
    Net Earning Assets                       $51,349                                         $50,661
                                             ========                                        ========
   Net yield on average
      Interest-earning assets                                     3.64%                                         3.61%
                                                                 =====                                         =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                                    121.57%                                       124.88%
                                                               =======                                       =======




                                                 Twelve Months Ended Dec. 31,
                                           ----------------------------------------
                                                             1999

                                            Average          Interest
                                          Outstanding         Earned/        Yield/
                                            Balance            Paid           Rate
                                            -------            ----           ----

Interest-earning Assets:
------------------------
  Loans Receivable                            $136,765         $11,358         8.30%
  Investment Securities                        104,294           6,757         6.48%
  Federal Funds                                  6,565             323         4.92%
  Equity Securities                              3,709             144         3.88%
                                                ------            ----         -----
    Total Interest-earning Assets              251,333          18,582         7.39%
                                              --------         -------         -----
Interest-bearing Liabilities:
  Money Market Deposits                        $14,985            $491         3.28%
  Savings Accounts                              45,824           1,094         2.39%
  Interest-bearing Checking                      7,890             143         1.81%
  Time Deposits                                103,018           5,488         5.33%

Borrowings                                      32,841           1,769          5.39%
                                               -------          ------         -----
    Total Interest-bearing Liabs               204,558           8,985          4.39%
                                              --------          ------         -----
    Net Interest Income                                          $9,597
                                                                ======
    Net Interest Spread                                                         3.00%
                                                                               =====
    Net Earning Assets                         $46,775
                                               =======
   Net yield on average
      Interest-earning assets                                      3.82%
                                                                  =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                                     122.87%
                                                                =======


                                                                           Six Months Ended June 30,
                                             ---------------------------------------------------------------------------------------
                                                                  2000                                         1999

                                               Average          Interest                      Average        Interest
                                             Outstanding        Earned/       Yield/        Outstanding       Earned/    Yield/
                                               Balance            Paid         Rate           Balance          Paid       Rate
                                               -------            ----         ----           -------          ----       ----
Interest-earning Assets:                                                                            (Dollars in Thousands)
------------------------
  Loans Receivable                            $157,321           $6,541        8.32%          $131,720        $5,440       8.26%
  Investment Securities                        119,202            3,855        6.47%           100,708         3,161       6.28%
  Federal Funds                                  1,376               26        3.78%             8,667           203       4.68%

  Equity Securities                              5,256              103        3.92%             3,333            55       3.30%
                                                 -----             ----       -----             ------           ---      -----
    Total Interest-earning Assets              283,155           10,525        7.43%           244,428         8,859       7.25%
                                              --------          -------       -----           --------        ------      -----
Interest-bearing Liabilities:
  Money Market Deposits                        $16,284             $269        3.30%           $13,840          $221       2.13%
  Savings Accounts                              46,203              553        2.39%            47,138           545       2.31%
  Interest-bearing Checking                      8,449               76        1.80%             7,504            68       1.81%
  Time Deposits                                101,572            2,728        5.37%           101,921         2,781       5.46%
Borrowings                                      59,555            1,760        5.91%            22,965           603       5.25%
                                               -------           ------       -----            -------          ----      -----

    Total Interest-bearing Liabs               232,063            5,386        4.64%           193,368         4,218       4.36%
                                              --------           ------       -----           --------        ------      -----
    Net Interest Income                                          $5,139                                       $4,641
                                                                =======                                      ======
    Net Interest Spread                                                        2.79%                                       2.89%
                                                                              =====                                       =====
    Net Earning Assets                         $51,092                                         $51,060
                                              ========                                         =======
   Net yield on average
      Interest-earning assets                                     3.63%                                         3.80%
                                                                  =====                                        =====
    Average interest-earning
      Assets to average
      Interest-bearing liabs                                    122.02%                                       126.41%
                                                                =======                                      =======

RESULTS OF OPERATIONS

               GENERAL. Net income for the three months ended June 30, 2000 increased by $9,000 to $617,000 for the second quarter 2000 from $608,000 for the three months ended June 30, 1999. Net income for the six months ended June 30, 2000 was $1.2 million, consistent with the reported net income for the six months ended June 30, 1999. The increases were due primarily to an increase in net interest income and decreases in other expenses and in the provision for income taxes. The increases in income were partially offset by decreases in other income and an increase in the provision for credit losses.

               INTEREST INCOME. Interest Income increased by $932,000 or 20.7%, to $5.4 million for the three months ended June 30, 2000 from $4.5 million for three months ended June 30, 1999. For the six months ended June 30, 2000 total interest income was $10.5 million, an increase of $1.7 million or 18.8% as compared with the same period in 1999. The increase in interest income was primarily derived from an increase in income on loans receivable of $684,000 for the second quarter of 2000 and $1.1 million for the year to date. In addition, income on investment and mortgage-backed securities increased $13,000 and $177,000 for the three months ended and six months ended June 30, 2000 respectively. Dividend income on equity securities increased $302,000 for the quarter and $565,000 year to date. Interest on federal funds decreased $67,000 for the second quarter 2000 and $176,000 year to date partially offsetting the increases in interest income.

               The increase in loan income is a result of an increase of $27.9 million in the average balance in loans receivable for the three months ended June 30, 2000 as compared with the same period in 1999, as well as an increase of 30 basis points in average yield earned, increasing from 8.06% at June 30, 1999 to 8.36% at June 30, 2000. Management's strategy is to emphasize the origination of consumer and commercial business loans for retention in the Bank's portfolio. Consumer and commercial business loans increased $5.8 million during the first and second quarter 2000. In addition, the Bank has increased the residential real estate portfolio by $3.1 year to date due to the increased demand for adjustable rate loan products in the current rate environment.

               Investment income increased as a result of an increase of $11.2 million in the average balance of investment and mortgage-backed securities for the three month period ended June 30, 2000 as compared with the same period in 1999. The increase in investment income was also the result of an increase in the average yield of investment securities of 41 basis points to 6.54% for the period. For the six months ended June 30, 2000 the average balance of investment and mortgage-backed securities increased $25.6 million with the average yield increasing 19 basis points from 6.28% during the six month period in 1999 to 6.47% during the 2000 period.

               Income on federal funds decreased during the three months ended June 30, 2000 to $11,000 as compared with $78,000 for the 1999 period. The decrease in income is due to a decrease of $6.0 million in the average balance of federal funds. The decrease in the average balance was due to the temporary investment of stock proceeds during the 1999 quarter resulting in a higher than normal investment level and significant loan growth during 2000 quarter which has employed excess cash.

               INTEREST EXPENSE. Interest expense was $2.8 million for the three months ended June 30, 2000; an increase of $591,000 or 26.9% from the same period in 1999. The increase in interest expense is due to interest paid on borrowed funds. The average balance outstanding in borrowings during the three months ended June 30, 2000 was $64.0 million compared to $30.6 million for the same period in 1999. Borrowed funds resulted in interest expense of $954,000 for the second quarter of 2000 compared with $401,000 of interest expense on borrowed funds for the 1999 period. Year to date interest expense on borrowed funds has increased $1.2 million from $603,000 during the six months ended June 30, 1999 to $1.8 million for the 2000 period. Interest expense on deposits increased by $38,000 for the three months ended June 30, 2000 to $1.8 million, an increase of 2.1%. The increase in interest expense on deposits was due to a 24 basis point increase in the average rate paid on deposits for the second quarter 2000 and an increase in the average balance on deposit accounts of $1.0 million. The average balance of deposits for the six months ended June 30, 2000 increased $2.1 million as compared with the same period of 1999, resulting in an increase in interest expense partially offset by a decrease of 5 basis points in the average rate paid on deposits during the 2000 period.

               PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended June 30, 2000 were $84,000 as compared to $45,000 made during the same period of 1999. The allowance for credit losses was $1.6 million or 0.99% of loans receivable at June 30, 2000 as compared with $1.5 million or 1.16% of loans receivable at June 30, 1999. Although the allowance for loan losses has decreased, non-performing assets have also decreased representing 0.07% of total assets at June 30, 2000 compared with 0.32% of total assets at June 30, 1999. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending.

               OTHER INCOME. Other operating income decreased by $381,000 for the three month period ending June 30, 2000 compared with the same period in 1999 to $102,000 from $483,000. This was primarily due to the recognition of gains and losses upon the sale of certain investment securities during the two periods. Losses of $149,000 were recognized during the 2000 period as lower yielding securities were sold and reinvested at higher current rates of return. During the 1999 period, security gains of $280,000 were recognized. Other income adjusted to eliminate investment gains and losses increased to $251,000 during the quarter ended June 30, 2000 compared with $203,000 for the quarter ended June 30, 1999

               OTHER EXPENSES. Operating and other expenses decreased by $54,000 or 2.9%, to $1.8 million for the three months ended June 30, 2000 from $1.9 million for the same period in 1999. The decrease is primarily the result of $84,000 in expenses recognized for the establishment of a real estate subsidiary during the 1999 period. Other operating expenses increased $241,000 for the six months ended June 30, 2000 as compared with the same period of 1999. The increase was primarily due to an increase of $246,000 in compensation and benefits expense due in part to the timing of recording certain payroll related expenses and the opening in November 1999 of the Bank's sixth full-service banking office located in Canastota, New York.

               INCOME TAX. Income tax expense was $236,000 for the three months ended June 30, 2000, a decrease of $34,000 from the second quarter 1999 provision of $270,000. The effective tax rate decreased to 28.6% for 2000 to date from 35.2% for the six months of 1999 as the Company has employed various strategies to reduce the tax burden in this and future periods.



ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended and Six Months Ended June 30, 2000 and June 30, 1999(unaudited)

(annualized where appropriate)

                                                            Three Months Ending               Six Months Ending
                                                                  June 30,                         June 30,
                                                           2000            1999             2000            1999
                                                           -----          -----             ----            ----
Performance Ratios:

 Return on average assets                                  0.81%           0.92%             0.83%           1.01%
 Return on average equity                                  6.27%           5.62%             6.22%           5.55%
 Net interest margin
                                                           3.64%           3.61%             3.63%           3.80%
 Efficiency Ratio                                         62.36%          59.75%            64.38%          66.90%

 Ratio of operating expense
      to average total assets                              2.37%           2.80%             2.45%           2.69%
 Ratio of average interest-earning assets
 to average interest-bearing liabilities                 121.57%         124.88%           122.02%         126.41%

 Asset Quality Ratios:

     Non-performing assets to total assets                 0.07%           0.33%             0.07%           0.33%

   Allowance for loan losses
    to non-performing loans                            1,382.61%         249.04%         1,382.61%         249.04%
   Allowance for loan losses
    to loans receivable, net                               0.99%           1.16%             0.99%           1.16%

        Capital Ratios:

 Total shareholders' equity to total assets               13.27%          15.67%            13.27%          15.67%
Average  equity to average assets                         12.99%          16.37%            12.99%          16.37%

ITEM 3.        Quantitative and Qualitative Disclosure About Market Risk



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

Item 4                       Submission of Matters to a Vote of Security Holders

                             At the  Annual  Meeting  of  Shareholders,  held on
April 25, 2000, shareholders voted on the following matters as follows;

Proposal  No.1 - Election of Directors;
                                                 For                 Withheld
                                                 ---                 --------
                   Nicholas J. Christakos     3,006,300               8,100
                   Patricia D. Caprio         3,004,550               9,850
                   Frank O. White, Jr.        2,989,084               25,316

Proposal No.2 - Oneida Financial Corp. 2000 Stock Option Plan:

                      For                     Against               Abstain
                      ---                     -------               -------
                   2,766,967                  20,850                 5,403

Proposal No.3 - Oneida Financial Corp. 2000 Recognition and Retention Plan:

                      For                     Against               Abstain
                      ---                     -------               -------
                   2,761,992                  25,750                 5,478

Proposal No.4 - Ratification of PricewaterhouseCoopers,  LLP as auditors for the
                Company for the fiscal year ended December 31, 2000;

                     For                      Against               Abstain
                     ---                      -------               -------
                   3,008,522                   3,300                 2,578

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

                                      ONEIDA FINANCIAL CORP.


Date:    August 9, 2000               By:  /s/ Michael R. Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer


Date:    August 9, 2000               By:  /s/  Eric E. Stickels
                                           -------------------------------------
                                           Eric E. Stickels
                                           Senior Vice President and Chief
                                           Financial Officer