Form 10-Q
period 2000-09-30
ONEIDA FINANCIAL CORP
filed 2000-11-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                    OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


                    Securities Exchange Act Number 000-25101


                             ONEIDA FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


         Delaware                                         16-1561678
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification Number)


                     182 Main Street, Oneida, New York 13421
                    (Address of Principal Executive Offices)


Registrant's telephone number, including area code:  (315) 363-2000


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,140,502 shares of the Registrant's common stock outstanding as of November 1, 2000.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements                                            1

         Consolidated Statements of  Condition (unaudited)                   2
         As of  September 30, 2000 and  December 31, 1999 (audited)

         Consolidated Statements of Operations (unaudited)                   3
         For the three months ended and nine months ended September 30, 2000 and 1999

         Consolidated Statements of Comprehensive Income (unaudited)         4
         For the three months ended and nine months ended September 30, 2000 and 1999

         Consolidated Statements of Cash Flows (unaudited)                   5
         For the three months ended and nine months ended September 30, 2000 and 1999

         Notes to Consolidated Financial Statements (unaudited)              6

   Item 2.   Management's Discussion and Analysis of Financial Condition     8
             and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk      15

PART II. OTHER INFORMATION                                                   16

PART I.  FINANCIAL INFORMATION

     Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2000 and December 31, 1999

                                                          (unaudited)         (audited)
                                                               At                At
                                                          September 30,      December 31,
                                                              2000              1999
                                                              ----              ----
ASSETS                                                            (in thousands)
         Cash and due from banks                          $   6,494           $   8,815
         Federal funds sold                                     200                   0
                                                          ---------           ---------
  TOTAL CASH AND CASH EQUIVALENTS                             6,694               8,815

         Investment securities, at fair value                88,346              85,543
         Mortgage-backed securities, at fair value           37,999              26,355
                                                          ---------           ---------
   TOTAL INVESTMENT SECURITIES                              126,345             111,898

         Mortgage loans held for sale                         2,223                 341
         Loans receivable                                   165,218             150,328
         Allowance for credit losses                         (1,631)             (1,523)
                                                          ---------           ---------
   LOANS RECEIVABLE, NET                                    163,587             148,805

         Bank premises and equipment, net                     6,136               5,301
         Accrued interest receivable                          2,401               1,766
         Other real estate                                        0                  94
         Other assets                                         2,876               3,192
                                                          ---------           ---------
         TOTAL ASSETS                                     $ 310,262           $ 280,212
                                                          =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Due to Depositors                                $ 196,612           $ 188,271
         Mortgagors' escrow funds                               515                 849
         Borrowings                                          72,100              50,200
         Other Liabilities                                    1,152                 941
                                                          ---------           ---------
TOTAL LIABILITIES                                           270,379             240,261
Shareholders' equity:
         Common stock ( $.10 par value; 8,000,000
              shares authorized;  3,663,438 and
              3,580,200 shares issued respectively)             366                 358
         Additional paid-in capital                          16,289              15,413
         Retained earnings                                   30,430              29,682
         Common shares issued under employee
               stock plans - unearned                        (1,167)             (1,167)
         Accumulated other comprehensive income (loss)       (1,772)             (2,584)
         Treasury stock (at cost, 323,149
                                    and 167,100 shares)      (3,444)             (1,751)
         Unearned stock compensation                           (819)                  0
                                                          ---------           ---------
   TOTAL SHAREHOLDERS' EQUITY                                39,883              39,951
                                                          ---------           ---------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                             $ 310,262           $ 280,212
                                                          =========           =========

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended and Nine Months Ended September 30, 2000 (unaudited) and 1999 (unaudited )


                                                           Three Months Ended     Nine Months Ended
                                                              September 30,         September 30,
                                                            2000        1999      2000        1999
                                                            ----        ----      ----        ----
                                                       ( in thousands, except Earnings Per Share Data )

INTEREST INCOME:
         Interest and fees on loans                        $ 3,619    $ 2,872   $10,161    $ 8,312
         Interest on investment and mortgage-
                  backed securities                          1,870      1,846     5,207      5,007
         Dividends on equity securities                        255         37       875         92
         Interest on federal fund sold and
              interest-bearing deposits                          6         66        32        269
   Total interest and dividend income                        5,750      4,821    16,275     13,680
                                                             -----      -----    ------     ------
INTEREST EXPENSE:
         Savings deposit                                       281        277       832        822
         Money market and Super NOW                            179        175       522        464
         Time deposits                                       1,476      1,361     4,204      4,141
         Borrowings                                          1,093        507     2,854      1,110
                                                             -----      -----    ------     ------
                  Total interest expense                     3,029      2,320     8,412      6,537
                                                             -----      -----    ------     ------
NET INTEREST INCOME                                          2,721      2,501     7,863      7,143
         Less: Provision for credit losses                      85         45       235        135
                                                             -----      -----    ------     ------
   Net interest income after provision for credit losses     2,636      2,456     7,628      7,008
                                                             -----      -----    ------     ------
OTHER INCOME:
         Investment security gain(loss), net                   (54)         0      (203)       281
         Other operating income                                269        205       778        641
                                                             -----      -----    ------     ------
   Total other income                                          215        205       575        922
                                                             -----      -----    ------     ------
OTHER EXPENSES:
         Compensation and employee benefits                  1,135      1,017     3,290      2,926
         Occupancy expenses, net                               359        338     1,071        990
         Other operating expense                               413        390     1,183      1,226
   Total other expenses                                      1,907      1,745     5,544      5,142
                                                             -----      -----    ------     ------
INCOME BEFORE INCOME TAXES                                     944        916     2,659      2,788
                                                             -----      -----    ------     ------
   Provision for income taxes                                  305        340       796        999
                                                             -----      -----    ------     ------
NET INCOME                                                 $   639    $   576   $ 1,863    $ 1,789
                                                           =======    =======   =======    =======

EARNINGS PER SHARE - BASIC and DILUTED                     $  0.20    $  0.16   $  0.58    $  0.50
                                                           =======    =======   =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended and Nine Months Ended September 30, 2000 (unaudited) and 1999 (unaudited)

                                                                    Three Months Ended    Nine Months Ended
                                                                      September 30,         September 30,
                                                                     2000        1999      2000       1999
                                                                     ----        ----      ----       ----
                                                                                 (in thousands)
      Net income                                                    $   639    $   576    $ 1,863    $ 1,789
                                                                    -------    -------    -------    -------
         Other comprehensive income, net of tax:
           Unrealized gains(losses) on assets available for sale:
         Unrealized holding gains (losses)
             arising during period                                      694     (1,637)     1,150     (4,249)
         Less: reclassification adjustment for
                   losses (gains) included in net income                 54         (0)       203       (281)
                                                                    -------    -------    -------    -------
                                                                        748     (1,637)     1,353     (4,530)
         Net income tax benefit effect                                 (299)       655       (541)     1,812
                                                                    -------    -------    -------    -------
Other comprehensive income(loss), net of tax                            449       (928)       812     (2,718)

      Comprehensive Income                                          $ 1,088    $  (406)   $ 2,675    $  (929)
                                                                    =======    =======    =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended and Nine Months Ended September 30, 2000 (unaudited) and 1999 (unaudited )

                                                               Three Months Ended         Nine Months Ended
                                                                    Sept 30,                   Sept 30,
                                                                2000        1999          2000        1999
                                                                ----        ----          ----        ----
                                                                 (in thousands)            (in thousands)

Operating Activities:
   Net income                                                 $    639    $    576       1,863       1,789
   Adjustments  to  reconcile  net  income  to net
    cash  provided  by  operating  activities:
      Stock based compensation earned                               39           0          65           0
      Depreciation                                                 175         178         515         505
      Amortization of premiums/discounts on securities, net        (34)        (10)        (62)        (32)
      Provision for credit losses                                   85          45         235         135
      Loss on sale of other real estate                              0           0           7          26
      Loss (Gain) on sale/call of securities, net                   54           0         203        (281)
      (Gain) Loss on sale of loans, net                             (8)          0         (16)        (22)
      Income tax payable                                           100         340        (390)        267
      Accrued interest receivable                                 (515)       (223)       (635)       (519)
      Other assets                                                 (15)        147        (226)         78
      Other liabilities                                            422        (148)        601         (48)
      Origination of loans held for sale                        (3,030)          0      (5,536)     (3,984)
      Proceeds from sales of loans                               2,096           0       3,671       5,678
                                                              --------    --------       -----       -----
          Net cash provided by operating activities                  8         905         295       2,698
                                                              --------    --------       -----       -----
 Investing Activities:
  Purchase of investment securities                             (5,385)    (10,225)    (14,198)    (68,488)
  Principal collected on and proceeds of maturities
      or calls from investments                                  4,976      12,942      11,885      37,967
  Purchase of mortgage-backed securities                        (5,123)          0     (15,555)     (8,212)
  Principal collected on and proceeds from
        Sale of mortgage-backed securities                       3,010       1,663       4,633       4,064
  Net increase in loans                                         (5,000)     (7,039)    (15,089)    (10,913)
  Purchase of bank premises and equipment                         (785)       (235)     (1,350)       (869)
  Proceeds from sale of other real estate                           91         137         159         271
                                                              --------    --------     -------     -------
          Net cash used in investing activities                 (8,156)     (2,757)    (29,515)    (46,180)
                                                              --------    --------     -------     -------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, super now and escrow                         1,735         747       5,972       2,514
  Net increase (decrease) in time deposits                         330      (1,603)      2,035      (3,913)
  Proceeds from  borrowings                                     12,600       5,000      42,100      35,000
  Repayment of borrowings                                       (4,800)          0     (20,200)     (5,000)
  Cash dividends                                                  (569)       (537)     (1,115)       (537)
  Purchase of treasury stock                                      (440)     (1,130)     (1,693)     (1,130)
  Adjust net proceeds                                                0           0           0        (123)
  Common stock acquired by ESOP                                      0           0           0        (913)
                                                              --------    --------     -------     -------
          Net cash provided by financing activities              8,856       2,477      27,099      25,898
                                                              --------    --------     -------     -------
Increase (Decrease) in cash and cash equivalents                   708         623      (2,121)    (16,690)
                                                              --------    --------     -------     -------
Cash and cash equivalents at beginning of years                  5,986       8,843       8,815      26,156
                                                              --------    --------     -------     -------
Cash and cash equivalents at end of year                         6,694       9,466       6,694       9,466
                                                              ========    ========     =======     =======
Supplemental disclosures of cash flow information:
Cash paid for interest                                           2,908       2,264       8,251       6,282
Cash paid for income taxes                                         180           0         682         678
Non-cash investing activities:
Unrealized gain (loss) on investment and mortgage-backed
     securities designated as available for sale                   747      (1,637)      1,353      (4,530)
Transfer of loans to other real estate                               0          65          72         266
                                                              ========    ========     =======     ========


The accompanying notes are an integral part of the consolidated financial statements.

                             Oneida Financial Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2000

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Company at September 30, 2000 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and nine-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended and nine months ended September 30, 2000 and 1999:

                                            Income            Shares           Per Share
                                            ------            ------           ---------
For the Three Months Ended
September 30, 2000:

Net income (Three Months Ended)             $638,594
                                            ========

Basic Earnings Per Share:                   $638,594          3,161,198          $0.20
                                                                                 =====
Effect of diluted securities:
         Stock options and awards                  0              2,847
                                            -----------------------------------------------
Diluted Earnings Per Share                  $638,594          3,164,045          $0.20
                                                                                 =====

For the Nine Months Ended
September 30, 2000:
Net income (Nine Months Ended)              $1,862,875
                                            ==========

Basic Earnings Per Share:                   $1,862,875        3,219,724          $0.58
                                                                                 =====
Effect of diluted securities:
         Stock options and awards                    0            1,776
                                            ----------------------------------------------
Diluted Earnings Per Share                  $1,862,875        3,221,500          $0.58
                                                                                 =====


For the Three Months Ended
September 30,1999:
Net income (Three Months Ended)             $576,215
                                            ========

Basic and Diluted Earnings Per Share        $576,215          3,524,747          $0.16
                                                              =========          =====


For the Nine Months Ended
September 30,1999:
Net income (Nine Months Ended)              $1,788,881
                                            ==========

Basic and Diluted Earnings Per Share        $1,788,881        3,561,512          $0.50
                                                              =========          =====

Note C - Formation of Real Estate Investment Trust Subsidiary

On April 26, 1999, the Bank funded Oneida Preferred Funding Corp., a wholly owned subsidiary corporation that will elect under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was initially funded with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide other benefits in future periods. At September 30, 2000, the principal balance outstanding of real estate loans in the REIT totaled $40.4 million.

Note D - Acquisition of Insurance Agency

On April 25, 2000, the Company announced that a Letter of intent has been executed to acquire Bailey and Haskell Associates, Inc., an independent insurance agency located in Central New York State. The agency provides a diversified portfolio of insurance products and services to individuals and businesses in Madison, Oneida, and Onondaga counties. The execution of a definitive purchase agreement and closing of the acquisition was held on October 2, 2000. Necessary regulatory approval had been previously received from both the New York State Banking Department and the State of New York Insurance Department. The acquired agency was incorporated as Bailey & Haskell Associates, Inc. as a wholly-owned subsidiary of The Oneida Savings Bank.

Note E - Stock Compensation Plans

On April 25, 2000, shareholder approval was obtained for the acceptance of the Oneida Financial Corp. 2000 Recognition and Retention Plan and the Oneida Financial Corp. 2000 Stock Option Plan. The Plans authorize 83,238 and 166,475 shares respectively of the Company's common stock to be used for the purpose of granting awards under the terms of the plans. Under the Recognition and Retention Plan, the company issued 83,238 shares of stock in April 2000 of which 74,000 shares have been awarded. The Company recorded $884,404 of unearned compensation expense to be accrued over the five year vesting period. As of September 30, 2000, $65,000 has been expensed to date. The Stock Option plan has awarded 150,500 shares of that authorized. All options granted have ten year terms and vest and become fully exercisable evenly over a five year period. The exercise price for each option share is the fair market value at the date of the grant, which was $10.625 on April 25, 2000.

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

RECENT DEVELOPMENTS

         On April 26, 1999, the Bank funded Oneida Preferred Funding Corp., a wholly owned subsidiary corporation has elected under Federal tax law to be treated as a Real Estate Investment Trust (REIT). The REIT was initially funded with $43.1 million of 1-4 family residential real estate loans and commercial real estate loans. The REIT is expected to allow the Bank to more competitively price real estate loans and provide other benefits in future periods. At September 30, 2000 the principal balance outstanding of real estate loans in the REIT totaled $40.4 million.

         The Bank continues employing a wholesale arbitrage strategy to compliment traditional retail deposit and loan activities. The arbitrage transactions have involved entering into borrowing transactions with the Federal Home Loan Bank of New York ("FHLB") as a funding source for the purchase of investment securities and mortgage-backed securities. At September 30, 2000 the Bank had total borrowings of $72.1 million at an average cost of 6.41%. The Bank's net income is enhanced through the positive spread between the borrowing rate and investment returns.

         On February 2, 2000 the Company commenced its second 5% stock repurchase program, representing 170,000 shares of the Company's common stock. Through September 30, 2000 at total of 144,139 shares were repurchased at an average price of $10.861. The Company considers the common stock to be an attractive investment, particularly in view of the current price at which the common stock is trading relative to the Company's earnings per share, book value per share and market and economic factors generally, as well as other factors.

         The Company paid its third consecutive semiannual cash dividend on August 8, 2000. The dividend was paid to all shareholders of record as of July 25, 2000 for the six-month period ended June 30, 2000. The dividend was paid at the rate of $0.17 per share of common stock, the third consecutive increase in the dividend rate by the Company.

         On April 25, 2000, the Company announced that a Letter of intent has been executed to acquire Bailey and Haskell Associates, Inc., an independent insurance agency located in Central New York State. The agency provides a diversified portfolio of insurance products and services to individuals and businesses in Madison, Oneida, and Onondaga counties. The execution of a definitive purchase agreement and closing of the acquisition was held on October 2, 2000. Necessary regulatory approval had been previously received from both the New York State Banking Department and the State of New York Insurance Department. The acquired agency was incorporated as Bailey & Haskell Associates, Inc. as a wholly-owned subsidiary of The Oneida Savings Bank.

         On April 25, 2000, shareholder approval was obtained for the acceptance of the Oneida Financial Corp. 2000 Recognition and Retention Plan and the Oneida Financial Corp. 2000 Stock Option Plan. The Plans authorize 83,238 and 166,475 shares respectively of the Company's common stock to be used for the purpose of granting awards under the terms of the plans. Under the Recognition and Retention Plan, the company issued 83,238 shares of stock in April 2000 of which 74,000 shares have been awarded. The company recorded $884,404 of unearned compensation expense to be accrued over the five year vesting period. As of September 30, 2000, $65,000 has been expensed to date. The Stock Option plan has awarded 150,500 shares of that authorized. All options granted have ten year terms and vest and become fully exercisable evenly over a five year period. The exercise price for each option share is the fair market value at the date of the grant, which was $10.625 on April 25, 2000.

FINANCIAL CONDITION

         ASSETS. Total Assets at September 30, 2000 were $310.3 million, an increase of $30.1 million from $280.2 million at December 31, 1999. The increase in total assets was achieved through a balance of retail and wholesale banking activities. Investment and mortgage-backed securities increased $14.4 million as a result of the Bank's continuing leveraging strategies. Asset growth was also supported by an increase of $16.7 million, or 11%, in net loans receivable. Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets. At September 30, 2000, total consumer and commercial business loans increased by $10.5 million from December 31, 1999. The Bank also increased its residential real estate loans by $3.2 million as a result of the increased demand for adjustable rate loan products in the current rate environment.

         LIABILITIES. Total liabilities increased by $30.1 million or 12.5% to $270.4 million at September 30, 2000 from $240.3 million at December 31, 1999. The increase is primarily the result of an increase of $21.9 million in borrowings as well as an increase of $8.0 million in total deposits. The majority of the increase, $5.6 million, was derived from increases in Money Market, Super-NOW and Checking accounts, which are lower yielding and non-interest bearing deposit products. In addition, Certificate of Deposit accounts increased $2.0 million since December 31, 1999. The Bank's newest branch addition in Canastota, New York, which opened in November 1999, has total deposits of $4.9 million as of September 30, 2000, with $4.0 million in net new deposit account growth achieved during the nine month period ended September 30, 2000.

         STOCKHOLDERS' EQUITY. Total stockholders' equity at September 30, 2000 was $39.9 million, a decrease of $68,000 from $40.0 million at December 31, 1999. The decrease in stockholder's equity is primarily a result of management efforts to effectively manage the Company's capital through a combination of stock repurchases and dividends. The Company has acquired 156,049 additional shares of its common stock, at an average price of $10.847 per share, since
December 31, 1999 resulting in an increase of $1.7 million in Treasury stock held. The current stock repurchase program authorizes an additional 25,861 shares for purchase by the Company. The Company also paid its third semiannual dividend at the rate of $0.17 resulting in an equity reduction of $569,000. Total dividends paid during 2000 were $1.1 million. The Company also recorded unearned stock-based compensation as a reduction in stockholders' equity during the year, $819,000 remains unamortized at September 30, 2000. The decreases in stockholders' equity were partially offset by the addition of after-tax net income and an increase in Accumulated Other Comprehensive Income(Loss). Retained Earnings increased as a result of the addition of $1,863,000 in after-tax net income for the nine months ended September 30,2000. Accumulated Other Comprehensive Income (Loss) increased $812,000 from December 31, 1999 primarily as a result of a favorable adjustment in the net unrealized loss on available for sale mortgage-backed and other investment securities, due to changes in the market interest rates at September 30, 2000 as compared with December 31, 1999. Changes in interest rates generally have an inverse impact on the market value of the Company's investments and mortgage-backed securities portfolios.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on the assets or liabilities.

         AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2000 and 1999 and for the year ended December 31, 1999. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

         TABLE 1.  Average Balance Sheet. (Quarterly)

                                             Three Months Ended September 30,              Twelve Months Ended Dec. 31,
                                 --------------------------------------------------------- ----------------------------
                                               2000                         1999                         1999
                                  Average    Interest           Average   Interest           Average   Interest
                                 Outstanding Earned/   Yield/ Outstanding  Earned/  Yield/ Outstanding  Earned/  Yield/
                                  Balance      Paid     Rate    Balance     Paid     Rate    Balance     Paid     Rate
                                  -------      ----     ----    -------     ----     ----    -------     ----     ----
Interest-earning Assets:                                         (Dollars in  Thousands)
------------------------
  Loans Receivable                 $165,326     $3,619  8.76%    $138,673    $2,872  8.28%    $136,765   $11,358   8.30%
  Investment Securities             124,711      2,068  6.63%     115,340     1,846  6.40%     104,294     6,757   6.48%
  Federal Funds                         292          6  8.22%       4,808        66  5.49%       6,565       323   4.92%
  Equity Securities                   6,123         57  3.72%       3,811        37  3.88%       3,709       144   3.88%
                                      -----        ---  -----      ------       ---  -----      ------      ----   -----
    Total Interest-earning          296,452     5,750   7.76%     262,632     4,821  7.34%     251,333    18,582   7.39%
                                   --------     ------  -----    --------    ------  -----    --------   -------   -----
Assets

Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits             $16,988       $142  3.34%     $16,375      $137  3.35%     $14,985      $491   3.28%
  Savings Accounts                   46,922        281  2.40%      45,873       277  2.42%      45,824     1,094   2.39%
  Interest-bearing Checking           8,167         37  1.81%       8,328        38  1.83%       7,890       143   1.81%
  Time Deposits                     102,934      1,476  5.74%     102,568     1,361  5.31%     103,018     5,488   5.33%

Borrowings                           70,367      1,093   6.21%     37,365       507   5.43%     32,841     1,769   5.39%
                                   --------     ------  -----    --------    ------  -----    --------    ------   -----
    Total Interest-bearing liabs    245,378      3,029   4.94%    210,509     2,320   4.41%    204,558     8,985   4.39%
                                   --------     ------  -----    --------    ------  -----    --------    ------   -----
    Net Interest Income                         $2,721                       $2,501                       $9,597
                                                ======                       ======                       =====
    Net Interest Spread                                 2.82%                        2.93%                         3.00%
                                                        =====                        =====                         =====
    Net Earning Assets              $51,074                       $52,123                      $46,775
                                   ========                      ========                     =======
   Net yield on average
      Interest-earning assets                    3.67%                        3.81%                        3.82%
                                                 =====                        =====                        =====
    Average interest-earning
      Assets to average

      Interest-bearing liabs                   120.81%                      124.76%                      122.87%
                                               =======                      =======                      =======


                                                Nine Months Ended June 30,
                                -----------------------------------------------------------
                                               2000                         1999
                                  Average    Interest           Average   Interest
                                 Outstanding Earned/   Yield/ Outstanding  Earned/  Yield/
                                  Balance      Paid     Rate    Balance     Paid     Rate
                                  -------      ----     ----    -------     ----     ----
                                                   (Dollars  in Thousands)

Interest-earning Assets:
------------------------
  Loans Receivable                 $159,989    $10,161  8.47%    $134,037    $8,312  8.27%
  Investment Securities             121,038      5,922  6.52%     105,585     5,007  6.32%
  Federal Funds                       1,014         32  4.21%       7,381       269  4.86%
  Equity Securities                   5,545       161   3.87%      3,492        92   3.51%
                                      -----    -------  -----    --------   -------  -----
    Total Interest-earning         287,586     16,276   7.55%    250,495    13,680   7.28%
                                   --------    -------  -----    --------   -------  -----
Assets

Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits             $16,519       $410  3.31%     $14,685      $358  3.25%
  Savings Accounts                   46,442        832  2.39%      46,716       822  2.35%
  Interest-bearing Checking           8,355        112  1.79%       7,778       106  1.82%
  Time Deposits                     102,026      4,204  5.49%     102,136     4,141  5.41%
Borrowings                           63,159      2,854  6.03%      27,765     1,110  5.33%
                                    -------     ------  -----     -------    ------  -----
    Total Interest-bearing liabs    236,501      8,412   4.74%    199,080     6,537  4.38%
                                    -------     ------  -----     -------    ------  -----
    Net Interest Income                         $7,864                       $7,143
                                                ======                       ======
    Net Interest Spread                                 2.80%                        2.90%
                                                        =====                        =====
    Net Earning Assets             $51,085                       $51,415
                                   ========                      =======
   Net yield on average
      Interest-earning assets                    3.65%                        3.80%
                                                 =====                        =====
    Average interest-earning
      assets to average

      Interest-bearing liabs                   121.60%                      125.83%
                                               =======                      =======

RESULTS OF OPERATIONS

         GENERAL. Net income for the three months ended September 30, 2000 increased $63,000 to $639,000 for the third quarter 2000 from $576,000 for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $1.9 million, an increase of $74,000 as compared with the net income for the nine months ended September 30, 1999. The increases were due primarily to an increase in net interest income and a decrease in the provision for income taxes. The increases in income were partially offset by a decrease in other income and increases in the provision for credit losses and other expenses.

         INTEREST INCOME. Interest Income increased by $929,000, or 19.3%, to $5.8 million for the three months ended September 30, 2000, from $4.8 million for three months ended September 30, 1999. For the nine months ended September 30, 2000 total interest income was $16.3 million, an increase of $2.6 million or 19.0% as compared with the same period in 1999. The increase in interest income was primarily derived from an increase in income on loans receivable of $747,000 for the third quarter of 2000 and $1.8 million for the year to date. In addition, income on investment and mortgage-backed securities increased $24,000 and $200,000 for the three and nine months ended September 30, 2000, respectively. Dividend income on equity securities increased $218,000 for the quarter and $783,000 year to date 2000, as compared with the same periods during 1999. Interest on federal funds decreased $60,000 for the third quarter 2000 and $237,000 year to date partially offsetting the increases in interest income.

         The increase in loan income is a result of an increase of $26.7 million in the average balance of loans receivable for the three months ended September 30, 2000 as compared with the same period in 1999. An increase of 48 basis points in average yield earned, from 8.28% at September 30, 1999 to 8.76% at September 30, 2000, also contributed to the increase in loan income. Management's strategy is to emphasize the origination of consumer and commercial business loans for retention in the Bank's portfolio. Consumer and commercial business loans increased $10.5 million during the first three quarters in 2000. In addition, the Bank increased its residential real estate portfolio by $3.2 year to date as a result of the increased demand for adjustable rate loan products in the current rate environment.

         Investment income increased as a result of a $9.4 million increase in the average balance of investment and mortgage-backed securities for the three month period ended September 30, 2000 as compared with the same period in 1999. The increase in investment income was also the result of an increase of 23 basis points in the average yield of investment securities to an average yield of 6.63% for the three months ended September 30, 2000. For the nine months ended September 30, 2000 and 1999, the average balance of investment and mortgage-backed securities increased $15.5 million. In addition, the average yield increased 20 basis points for the nine months ended September 30, 2000 as compared with the same period in 1999.

         Income on federal funds decreased during the three months ended September 30, 2000 to $6,000 as compared with $66,000 for the 1999 period. The decrease in income is due to a decrease of $4.5 million in the average balance of federal funds.. The decrease in average balance was due to the temporary investment of stock proceeds during the 1999 quarter resulting in a higher than normal investment level and significant loan growth during the 2000 quarter which has employed excess cash.

         INTEREST EXPENSE. Interest expense was $3.0 million for the three months ended September 30, 2000; an increase of $709,000 or 30.6% from the same period in 1999. The increase in interest expense is primarily due to interest paid on borrowed funds. The average balance outstanding in borrowings during the three months ended September 30, 2000 was $70.4 million compared to $37.4 million for the same period in 1999. Borrowed funds resulted in interest expense of $1.1 million for the third quarter of 2000 compared with $507,000 of interest expense on borrowed funds for the 1999 period. Year to date interest expense on borrowed funds has increased $1.7 million to $2.9 million for the nine months ended September 30, 2000 as compared with the same period during 1999. Interest expense on deposits increased by $123,000 for the three months ended September 30, 2000 to $1.9 million, an increase of 6.8%. The increase in interest expense on deposits was due to a 38 basis point increase in the average rate paid on deposits for the third quarter 2000 and an increase in the average balance on deposit accounts of $1.9 million. The average balance of deposits for the nine months ended September 30, 2000 increased $2.0 million over the same period of 1999 as well as an increase in the average yield of 15 basis points in 2000 resulting in the increase in interest expense.

         PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended September 30, 2000 were $85,000 as compared to $45,000 made during the same period of 1999. The allowance for credit losses was $1.6 million or 0.98% of loans receivable at September 30, 2000 as compared with $1.5 million or 1.08% of loans receivable at September 30, 1999. Although the allowance for loan losses as a percentage of loans receivable has decreased, non-performing assets have also decreased representing 0.09% of total assets at September 30, 2000 compared with 0.30% of total assets at September 30, 1999. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending.

         OTHER INCOME. Other operating income increased by $10,000 for the three month period ending September 30, 2000 compared with the same period in 1999 to $215,000 from $205,000. Losses of $54,000 were recognized during the third quarter 2000 period as lower yielding securities were sold and reinvested at higher current rates of return. Non-interest income adjusted to eliminate investment gains and losses increased to $269,000 during the quarter ended September 30, 2000 compared with $205,000 for the quarter ended September 30, 1999. This increase in other income is primarily the result of an increase in mortgage service fees such as application fees and an increase in fees charged on deposit accounts such as NSF and ATM fees.

         OTHER EXPENSES. Operating and other expenses increased by $162,000 or 9.3%, to $1.9 million for the three months ended September 30, 2000 from $1.7 million for the same period in 1999. The increase was primarily due to an increase of $118,000 in compensation and benefits expense due to the opening in November 1999 of the Bank's sixth full-service banking office located in Canastota, New York as well as increases in other areas.

         INCOME TAX. Income tax expense was $305,000 for the three months ended September 30, 2000, a decrease of $35,000 from the third quarter 1999 provision of $340,000. The effective tax rate decreased to 29.9% for 2000 to date from 35.8% for the nine months of 1999 as the Company has employed various strategies to reduce the tax burden in this and future periods.

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS

At and for the Three Months Ended and Nine Months Ended September 30, 2000 and September 30, 1999(unaudited)

(annualized where appropriate)

                                           Three Months Ending   Nine Months Ending
                                              September 30,        September 30,
                                             2000       1999      2000       1999
                                             ----       ----      ----       ----

Performance Ratios:
   Return on average assets                   0.82%     0.84%     0.82%     0.92%
   Return on average equity                   6.46%     5.50%     6.30%     5.55%
   Net interest margin                        3.67%     3.81%     3.65%     3.80%
   Efficiency Ratio                          63.78%    64.49%    64.16%    66.06%
   Ratio of operating expense
     to average total assets                  2.45%     2.54%     2.45%     2.64%
   Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                            120.81%   124.76%   121.60%   125.83%

Asset Quality Ratios:

   Non-performing assets to total assets      0.09%     0.30%     0.09%     0.30%
   Allowance for loan losses to
    non-performing loans                    595.26%   243.43%   595.26%   243.43%
   Allowance  for loan losses to
    loans receivable, net                     0.98%     1.08%     0.98%     1.08%

Capital Ratios:

   Total shareholders' equity to total
     assets                                  12.85%    14.80%    12.85%    14.80%
   Average equity to average assets          13.08%    15.23%    13.08%    15.23%

        ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

         Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders. There has been no material change in the Company's risk profile since December 31, 1999.

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

                                         ONEIDA FINANCIAL CORP.


Date:    November 5,2000        By:      /s/ Michael R. Kallet
                                         --------------------------------------
                                         Michael R. Kallet
                                         President and Chief Executive Officer




Date:    November 5, 2000       By:      /s/  Eric E. Stickels
                                         --------------------------------------
                                         Eric E. Stickels
                                         Senior Vice President and Chief
                                         Financial Officer