Form 10-K
period 2000-12-31
ONEIDA FINANCIAL CORP
filed 2001-03-30
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from _________________ to ____________________


                        Commission File Number: 000-25101
                                                ---------


                             ONEIDA FINANCIAL CORP.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


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

                                 (315) 363-2000
                ------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
           -----------------------------------------------------------
           Securities Registered Pursuant to Section 12(g) of the Act:

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

YES      X        NO
     -----------      ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 12, 2001, there were issued and outstanding 3,350,686 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 19, 2001 ($12.66) was $18,164,769.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2000 (Parts II and IV).
2.   Proxy  Statement for the 2001 Annual Meeting of  Stockholders  (Parts I and
     III).

                                     PART I

ITEM 1. BUSINESS
----------------

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

         At December 31, 2000 the Company had consolidated assets and consolidated stockholders' equity of $319.5 million and $41.8 million, respectively. Through the Bank, the Company has deposits totaling $202.8 million.

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

         At December 31, 2000, $115.2 million, or 69.3%, of the Bank's loans were secured by real estate, $84.4 million, or 50.7%, of the Bank's loans were secured by one-to-four family residential real estate, $19.9 million, or 12.0%, of the Bank's loans were secured by commercial real estate, and $10.9 million, or 6.6%, of the Bank's loans were home equity loans. Consumer loans totaled $31.2 million, or 18.8% of the Bank's total loans, at December 31, 2000. The Bank also originates commercial business loans which totaled $19.9 million, or 11.9%, of total loans at December 31, 2000. The Bank's investment securities and mortgage- backed securities portfolios totaled $90.8 million and $40.5 million, respectively, at December 31, 2000.

         In April 1999 the Bank established Oneida Preferred Funding Corp. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2000 Oneida Preferred Funding Corp. held $38.6 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

         On October 2, 2000, the Bank completed its acquisition of Bailey & Haskell Associates, Inc., an insurance agency ("Agency"). The Bank agreed to pay $3,075,000 in cash and $500,000 in common stock of the Company to the Agency's shareholders. The acquisition was accounted for under the purchase method of accounting and, accordingly, $3,350,000 in goodwill was recorded in conjunction with the transaction. Goodwill is being amortized over 15 years. Under the terms of the definitive purchase agreement, contingent purchase consideration may be made over a five-year period beginning in the Company's 2001 fiscal year, based upon predetermined future performance levels of the Agency. Issuance of the Company's common stock in connection with the acquisition was subject to regulatory approval, which was obtained subsequent to the Company's year-end, the stock was issued in a private placement to Agency shareholders from treasury stock held by the Company. The Agency has been in continual operation for over 30 years with five offices located in Central New York State. The Agency offers personal and commercial insurance products and services, life and financial services, group and employee benefits, claims processing and risk management. The Agency is a wholly-owned subsidiary of the Bank.

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

                                                                          At December 31,
                                                 ---------------------------------------------------------------
                                                         2000                  1999                  1998
                                                 --------------------  -------------------   -------------------
                                                  Amount     Percent    Amount     Percent    Amount     Percent
                                                 -------     -------   -------     -------   -------     -------
                                                                      (Dollars in thousands)

Real estate loans:
  One-to-four family ........................    $84,386      50.7%    $81,264      53.9%    $82,353      61.6%
  Multi-family...............................      1,134       0.7       1,358       0.9       1,468       1.1
  Home equity................................     10,940       6.6       9,740       6.5       9,377       7.0
  Commercial real estate.....................     18,742      11.3      16,560      11.0      13,499      10.1
                                                 -------    ------     -------    ------     -------    ------
    Total real estate loans..................    115,202      69.3     108,922      72.3     106,697      79.8
                                                            ------                ------                ------

Consumer loans:
  Automobile loans...........................     25,818      15.5      16,768      11.1      10,405       7.8
  Mobile home................................        526       0.4         595       0.4         717       0.5
  Personal loans.............................      3,450       2.1       6,901       4.6       2,438       1.8
  Guaranteed student loans...................         --        --         305       0.2         446       0.3
  Other consumer loans.......................      1,432       0.8       1,451       1.0       1,547       1.2
                                                 -------    ------     -------    ------     -------    ------
    Total consumer loans.....................     31,226      18.8      26,020      17.3      15,553      11.6
                                                            ------                ------                ------

Commercial business loans....................     19,865      11.9      15,727      10.4      11,549       8.6

    Total consumer and commercial business loans  51,091      30.7      41,747      27.7      27,102      20.2
                                                 -------    ------     -------    ------     -------    ------

    Total loans..............................    166,293     100.0%    150,669     100.0%    $133,799    100.0%
                                                 =======    ======     =======    ======     ========   ======

Less:
  Loans in process...........................         --                    --                    --
  Allowance for loan losses..................      1,632                 1,523                 1,543
                                                 -------               -------               -------
    Total loans receivable, net..............    $164,661              $149,146              $132,256
                                                 ========              ========              ========

                                                               At December 31,
                                                 -----------------------------------------
                                                        1997                 1996
                                                 -------------------   -------------------
                                                  Amount     Percent    Amount     Percent
                                                 -------     -------   -------     -------
                                                           (Dollars in thousands)
Real estate loans:
  One-to-four family ........................    $96,792      67.0%    $100,557     73.1%
  Multi-family...............................      2,714       1.9       2,972       2.2
  Home equity................................      8,829       6.1       7,983       5.8
  Commercial real estate.....................     13,868       9.6      12,686       9.1
                                                 -------    ------     -------    ------
    Total real estate loans..................    122,203      84.6     124,198      90.2
                                                            ------                ------

Consumer loans:
  Automobile loans...........................      6,683       4.6       2,701       2.0
  Mobile home................................        784       0.5         914       0.7
  Personal loans.............................      2,580       1.8       1,719       1.3
  Guaranteed student loans...................      1,659       1.2       1,981       1.4
  Other consumer loans.......................      1,017       0.7         879       0.6
                                                 -------    ------     -------    ------
    Total consumer loans.....................     12,723       8.8       8,194       6.0
                                                            ------                ------

Commercial business loans....................      9,587       6.6       5,241       3.8

    Total consumer and commercial business loans  22,310      15.4      13,435       9.8
                                                 -------    ------     -------    ------

    Total loans..............................    $144,513    100.0%    $137,633    100.0%
                                                 ========   ======     ========   ======

Less:
  Loans in process...........................        352                   215
  Allowance for loan losses..................      1,793                 1,546
                                                 -------               -------
    Total loans receivable, net..............    $142,368              $135,872
                                                 ========              ========

         The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                         At December 31,
                                                 ----------------------------------------------------------------
                                                         2000                  1999                  1998
                                                 --------------------  -------------------   -------------------
                                                  Amount     Percent    Amount     Percent    Amount     Percent
                                                 -------     -------   -------     -------   -------     -------
                                                                      (Dollars in thousands)

FIXED-RATE LOANS:
Real estate loans:
-----------------
  One-to-four family .......................     $17,485      10.5%    $18,208      12.1%    $12,879       9.6%
  Multi-family..............................          --        --          --        --          --        --
  Home equity...............................       6,211       3.7       5,416       3.6       4,626       3.5
  Commercial real estate....................         775       0.5       1,023       0.7       1,138       0.9
                                                 -------    ------     -------    ------     -------    ------
    Total real estate loans.................      24,471      14.7      24,647      16.4      18,643      14.0
                                                 -------    ------     -------    ------     -------    ------

Consumer loans:
--------------
  Total consumer loans......................      30,745      18.5      25,284      16.8      14,475      10.8

Commercial business loans:
-------------------------
  Total commercial loans....................      12,965       7.8      10,027       6.6       5,355       4.0
                                                 -------    ------     -------    ------     -------    ------
  Total fixed-rate loans....................     $68,181      41.0     $59,958      39.8     $38,473      28.8
                                                 -------    ------     -------    ------     -------    ------

ADJUSTABLE RATE LOANS:
Real estate loans:
-----------------
  One-to-four family........................     $66,901      40.2     $63,056      41.8%    $69,474      51.9%
  Multi-family..............................       1,134       0.7       1,358       0.9       1,468       1.1
  Home equity...............................       4,729       2.9       4,324       2.9       4,751       3.6
  Commercial real estate....................      17,967      10.8      15,537      10.3      12,361       9.2
                                                 -------    ------     -------    ------     -------    ------
    Total real estate loans.................      90,731      54.6      84,275      55.9      88,054      65.8
                                                 -------    ------     -------    ------     -------    ------

Consumer loans:
--------------
  Total consumer loans......................         481       0.3         736       0.5     $ 1,078       0.8

Commercial business loans:
-------------------------
  Total commercial business loans...........       6,900       4.1       5,700       3.8       6,194       4.6
                                                 -------    ------     -------    ------     -------    ------
  Total adjustable-rate loans...............     $98,112      59.0     $90,711      60.2%    $95,326      71.2
                                                 -------    ------     -------    ------     -------    ------
  Total loans...............................     $166,293    100.0%    $150,669    100.0%    $133,799    100.0%
                                                 ========   ======     ========   ======     ========   ======

Less:
----
  Loans in process..........................          --                    --                    --
  Allowance for loan losses.................       1,632                 1,523                 1,543
                                                 -------               -------               -------

Total loans receivable, net.................     $164,661              $149,146              $132,256
                                                 ========              ========              ========

                                                             At December 31,
                                                -----------------------------------------
                                                        1997                 1996
                                                -------------------   -------------------
                                                 Amount     Percent    Amount     Percent
                                                -------     -------   -------     -------
                                                           (Dollars in thousands)
FIXED-RATE LOANS:
Real estate loans:
-----------------
  One-to-four family .......................    $11,563       8.0%    $ 9,678       7.0%
  Multi-family..............................         --        --
  Home equity...............................      2,804       1.9       1,679       1.2
  Commercial real estate....................      1,213       0.8       1,350       1.0
                                                -------    ------     -------    ------
    Total real estate loans.................     15,580      10.7      12,707       9.2
                                                -------    ------     -------    ------

Consumer loans:
--------------
  Total consumer loans......................     12,723       8.8       8,194       6.0

Commercial business loans:
-------------------------
  Total commercial loans....................      1,628       1.1         748       0.5
                                                -------    ------     -------    ------
  Total fixed-rate loans....................    $29,931      20.6     $21,649      15.7
                                                -------    ------     -------    ------

ADJUSTABLE RATE LOANS:
Real estate loans:
-----------------
  One-to-four family........................    $85,229      59.0%    $90,879      66.0%
  Multi-family..............................      2,714       1.9       2,972       2.2
  Home equity...............................      6,025       4.2       6,304       4.6
  Commercial real estate....................     12,655       8.8      11,336       8.2
                                                -------    ------     -------    ------
    Total real estate loans.................    106,623      73.9     111,491      81.0
                                                -------    ------     -------    ------

Consumer loans:
--------------
  Total consumer loans......................         --        --          --        --

Commercial business loans:
-------------------------
  Total commercial business loans...........      7,959       5.5       4,493       3.3
                                                -------    ------     -------    ------
  Total adjustable-rate loans...............    $114,582     79.4     $15,984      84.3
                                                --------   ------     -------    ------
  Total loans...............................    $144,513    100.0%    $137,633    100.0%
                                                ========   ======     ========   ======

Less:
----
  Loans in process..........................        352                   215
  Allowance for loan losses.................      1,793                 1,546
                                                -------               -------

Total loans receivable, net.................    $142,368              $135,872
                                                ========              ========

         One-to-Four Family Residential Loans. The Bank's primary lending activity is the origination of one- to-four family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property however the Bank will originate one-to-four family loans with loan-to-value ratios of up to 97%, with private mortgage insurance required. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to-four family fixed-rate loans are offered with a monthly payment feature.

         The Bank originates both adjustable rate and fixed-rate one-to-four family loans. Historically, the Bank's emphasis has been on the origination of ARM loans. The interest rate on ARM loans is indexed to the one year Treasury Bill rate. The Bank's ARM loans currently provide for maximum rate adjustments of 200 basis points per year and 600 basis points over the term of the loan. The Bank offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over a maximum term of up to 30 years. ARM loans are offered with both monthly and bi-weekly payment features. ARM loans are originated for retention in the Bank's portfolio. In the current interest rate environment, borrowers have shown a preference for hybrid ARM loans, which provide for a fixed-rate period of 3 or 5 years, adjusting annually thereafter. Consequently, in recent periods the Bank has increased its origination of hybrid ARM one-to-four family mortgage loans. In addition, the Bank originates and generally sells its fixed- rate one-to-four family loans on a servicing retained basis. Such loans are sold without recourse to the Bank. At December 31, 2000, loans serviced by the Bank for others totaled $39.7 million. During the year ended December 31, 2000 and December 31, 1999, the Bank sold $7.8 million and $5.1 million, respectively in fixed- rate one-to-four family loans.

         ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2000, 40.3% of the Bank's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

         All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         At December 31, 2000, approximately $84.4 million, or 50.7% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $112,000 of such loans (representing three loans) were included in nonperforming loans as of that date.

         Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-rate of interest. Both adjustable rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one-to- four family fixed-rate loans. Fixed-rate home equity loans are originated with terms not to exceed ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 2000, the outstanding balances of home equity loans totaled $10.9 million, or 6.6% of the Bank's loan portfolio.

         Commercial Real Estate Loans. At December 31, 2000, $19.9 million, or 12.0% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to- value ratio of commercial real estate loans is 80%. At December 31, 2000, the largest commercial real estate loan had a principal balance of $1.1 million and was secured by a medical building. As of December 31, 2000, approximately $75,000 of commercial real estate loans (representing one loan) were included in nonperforming loans.

         In underwriting commercial real estate loans, the Bank reviews the expected net operating income generated by the real estate to ensure that it is at least 110% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower's business experience. Personal guarantees are routinely obtained from all commercial real estate borrowers.

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

         Consumer Lending. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). At December 31, 2000, consumer loans totaled $31.2 million, or 18.8% of the total loan portfolio. Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 2000, loans secured by automobiles totaled $25.8 million, of which $18.8 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles.

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

         Commercial Business Loans. The Bank also originates commercial business loans. Commercial business loans are originated with terms of up to seven years and provide for rates that adjust on a monthly basis. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 2000, the Bank had $19.9 million of commercial business loans which represented 11.9% of the total loan portfolio. On such date, the largest commercial business lending relationship totaled $2.2 million, which consisted of 30 loans secured by equipment and assignment of leases. As of December 31, 2000, unsecured commercial business loans totaled $302,000.

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

         Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2000, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                                    One       Three       Five       Ten
                                       Within     Through    Through    Through    Through     Beyond
                                        One        Three      Five        Ten    Twenty-Five Twenty-Five
                                        Year       Years      Years      Years      Years       Years     Total
                                      ---------  ---------  ---------  ---------  --------    --------   -------
                                                                     (In thousands)

Real estate loans:
   One-to-four family...............  $   525    $   856    $ 1,828    $12,595    $50,148    $18,434    $84,386
   Home equity......................       37        319      1,792      8,132        660         --     10,940
   Commercial real estate...........    1,231        517        535      5 047     12,546         --     19,876
                                      -------    -------    -------    -------    -------    -------    -------
     Total real estate loans........    1,793      1,692      4,155     25,774     63,354     18,434    115,202
                                      -------    -------    -------    -------    -------    -------    -------

Consumer and other loans............    2,136      7,776     18,460      2,854         --         --     31,226

Commercial business loans...........    5,076      4,544      6,879      2,866        500         --     19,865
                                      -------    -------    -------    -------    -------    -------    -------

     Total loans....................  $ 9,005    $14,012    $29,494    $31,494    $63,854    $18,434    $166,293
                                      =======    =======    =======    =======    =======    =======    ========

         Fixed- and  Adjustable-Rate  Loan  Schedule.  The following  table sets forth at December 31, 2000, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2001. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                                Due After December 31, 2001
                                                      -----------------------------------------------
                                                          Fixed         Adjustable           Total
                                                      ----------        ----------        -----------
                                                                      (In thousands)

Real estate loans:
     One-to-four family........................       $   17,025        $   66,836       $    83,861
     Home equity...............................            6,174             4,729            10,903
     Commercial real estate....................              691            17,954            18,645
                                                      ----------        ----------       -----------
         Total real estate loans...............           23,890            89,519           113,409
                                                      ----------        ----------       -----------

Consumer and other loans ......................           28,884               206            29,090
Commercial business loans......................           11,573             3,216            14,789
                                                      ----------        ----------       -----------
         Total loans...........................       $   64,347        $   92,941       $   157,288
                                                      ==========        ==========       ===========

         Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented.

                                                                         Year Ended December 31,
                                                     -----------------------------------------------------------
                                                        2000             1999              1998           1997
                                                     ---------         ---------        ---------       --------
                                                                             (In thousands)

Originations by Type:
--------------------
Adjustable Rate:
   Real estate:
      One-to-four family.........................    $   7,351         $   5,003      $   5,417         $ 11,812
      Home equity................................        2,552             1,507          2,883            1,825
      Commercial real estate.....................        2,253             2,575          2,294            2,363
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       12,156             9,115         10,594           16,000
   Consumer loans................................          195               370            770               --
   Commercial business loans.....................       11,773             4,422          5,364            6,395
                                                     ---------         ---------      ---------         --------
        Total adjustable rate loans..............       24,124            13,907         16,728           22,395
                                                     ---------         ---------      ---------         --------

Fixed Rate:
   Real estate:
      One-to-four family.........................       13,136            14,989         19,113            4,113
      Home equity................................        1,362             1,985          1,656            1,744
      Commercial real estate.....................        2,048             1,748            165               67
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       16,546            18,722         20,934            5,924
   Consumer loans................................       25,510            22,721         13,327           11,051
   Commercial business loans.....................       12,063            10,774          7,173            6,800
                                                     ---------         ---------      ---------         --------
        Total fixed-rate loans...................       54,119            52,217         41,434           23,775
                                                     ---------         ---------      ---------         --------

Total loans originated...........................       78,243            66,124         58,162           46,170
                                                     ---------         ---------      ---------         --------

Sales:
-----
   Real estate:
      One-to-four family.........................        7,754             5,106         16,523            3,988
                                                     ---------         ---------      ---------         --------
      Consumer loans.............................          413                --          2,027               --
                                                     ---------         ---------      ---------         --------
   Total loans sold..............................        8,167             5,106         18,550            3,988
                                                     =========         =========      =========         ========

Repayments:
----------
   Real estate:
      One-to-four family.........................        9,611            16,005         22,446           15,702
      Home equity................................        2,714             3,129          3,991            2,723
      Commercial real estate.....................        2,343             1,372          4,074            1,506
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       14,668            20,506         30,511           19,931
   Consumer loans................................       20,086            12,624          9,240            6,522
   Commercial business loans.....................       19,698            11,018         10,575            8,849
                                                     ---------         ---------      ---------         --------
        Total repayments.........................       54,452            44,148         50,326           35,302
                                                     ---------         ---------      ---------         --------
        Total reductions.........................       62,619            49,254         68,876           39,290
                                                     ---------         ---------      ---------         --------
        Net increases/(decreases)................    $  15,624         $  16,870      $ (10,714)        $  6,880
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

         At December 31, 2000, the largest aggregate amount loaned by the Bank to one borrower consisted of $2.2 million. The loans comprising this lending relationship were performing in accordance with their terms.

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

         Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2000, the Bank had nonperforming loans of $187,000 and a ratio of nonperforming loans to total assets of 0.06%. At December 31, 2000, the Bank's ratio of nonperforming assets to total assets was 0.08%.

         Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as Other Real Estate ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings.

         The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 2000. When a loan is delinquent 90 days or more, the Bank fully reverses all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 114.

                                                                 Loans Delinquent for:
                                       -------------------------------------------------------------------------
                                            60-89 Days              90 Days or More       Total delinquent Loans
                                       -------------------        -------------------     ----------------------
                                       Number       Amount        Number       Amount       Number       Amount
                                       ------       ------        ------       ------       ------       -----
                                                                 (Dollars in thousands)
One-to-four family..................       1       $    47            3      $   112            4       $  159
Home Equity.........................      --            --           --           --           --           --
Commercial real estate..............       1            75           --           --            1           75
Consumer Loans......................      --            --           --           --           --           --
Commercial Loans....................      --            --           --           --           --           --
                                      ------       -------      -------      -------      -------       ------
  Total  ...........................       2       $   122            3      $   112            5       $  234
                                      ======       =======      =======      =======      =======       ======

         Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                               At December 31,
                                                            ----------------------------------------------------
                                                              2000       1999       1998       1997       1996
                                                            ---------  ---------  --------   --------   --------
                                                                           (Dollars in thousands)

Non-accruing loans:
  One-to-four family......................................  $   112    $   132    $ 1,010    $   588    $  735
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       75         --         --        242        274
  Construction and land loans.............................       --         --         --         --         --
  Consumer................................................       --         --          8          2         18
  Commercial business.....................................       --         --         40         --         --
                                                            -------    -------    -------    -------    -------
    Total.................................................      187        132      1,058        832      1,027
                                                            -------    -------    -------    -------    -------

Accruing loans delinquent more than 90 days:
  One-to-four family......................................  $    --    $    --    $    --         60         63
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       --         --         --         --         --
  Construction and land loans.............................       --         --         --         --         --
  Consumer................................................       --         --         --         --         --
  Commercial business.....................................       --         --         --          1          3
                                                            -------    -------    -------    -------    -------
    Total.................................................       --         --         --         61         66
                                                            -------    -------    -------    -------    -------

Total nonperforming loans.................................  $   187    $   132    $ 1,058    $   893    $ 1,093
                                                            =======    =======    =======    =======    =======

Foreclosed assets:
  One-to-four family......................................  $    55    $    76    $   179    $   263    $   712
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       --         18         45         45        147
  Construction and land loans.............................       --         --         --         --         --
  Consumer................................................       --          1         --         --         --
  Commercial business.....................................       --         --         --         --         --
                                                            -------    -------    -------    -------    -------
    Total.................................................  $    55    $    95    $   224    $   308    $   859
                                                            =======    =======    =======    =======    =======

Total nonperforming loans as a percentage of total assets.     0.06%      0.05%      0.43%      0.42%      0.52%
                                                            =======    =======    =======    =======    =======
Total nonperforming assets................................  $   242    $   227    $ 1,282    $ 1,201    $ 1,952
                                                            =======    =======    =======    =======    =======
Total nonperforming assets as a percentage of total assets     0.08%      0.08%      0.52%      0.57%      0.92%
                                                            =======    =======    =======    =======    =======

         During the years ended December 31, 2000 and 1999, respectively, gross interest income of $7,500 and $4,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2000 and 1999.

         Classification of Assets. On the basis of management's review of its assets, at December 31, 2000, the Bank had classified a total of $1.7 million of loans as follows (in thousands):

         Special Mention.........................               $      84
         Substandard.............................                   1,665
         Doubtful assets.........................                      --
         Loss assets.............................                      --
                                                                ---------
              Total .............................               $   1,750
                                                                =========

         General loss allowance..................               $   1,632
                                                                =========

         Specific loss allowance.................                      --
                                                                =========

         Net Charge-offs.........................                     236
                                                                =========

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the risks inherent in the loan portfolio, the composition of the loan portfolio, the general economy and the general trend in the savings industry to increase allowances for losses as a percentage of total loans. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considering among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of REO. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2000, the total allowance was $1.6 million, which amounted to 0.99% of total loans, net and 872.7% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management applies fixed percentages for each category of performing loans not designated as problem loans to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans. Finally, management includes an unallocated component in its allowance to address general factors and general uncertainties such as changes in economic conditions and the inherent inaccuracy of any attempt to predict future default rates and property values based upon past experience. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses. For the years ended December 31, 2000 and 1999, the Bank had charge-offs of $311,000 and $338,000, respectively, against this allowance.

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

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                December 31,
                                                            ----------------------------------------------------
                                                              2000       1999       1998       1997       1996
                                                            ---------  ---------  --------   --------   --------
                                                                           (Dollars in thousands)
Balance at the beginning of period........................  $1,523     $1,543     $1,793     $1,546     $1,781

Charge-offs:
   One-to-four family.....................................       7         91        117         72        112
   Commercial real estate.................................      --         --         --        118         --
   Construction and land loans............................      --         --         --         --         --
   Consumer...............................................     260        246        196         82         64
   Commercial business....................................      44          1         35         27         --
                                                            ------     ------     ------     ------     ------
     Total................................................     311        338        348        299        176
                                                            ------     ------     ------     ------     ------

Recoveries:
   One-to-four family.....................................       3          3         15         14          7
   Commercial real estate.................................      --         --         12          2         --
   Construction and land loans............................      --         --         --         --         --
   Consumer...............................................      66         85         71         53         28
   Commercial business....................................       6          1         --         --          9
                                                            ------     ------     ------     ------     ------
     Total................................................      75         89         98         69         44
                                                            ------     ------     ------     ------     ------
Net charge-offs...........................................    (236)      (249)      (250)      (230)      (132)
Additions charged to operations...........................     345        229         --        477       (103)
                                                            ------     ------     ------     ------     ------
Balance at end of period..................................  $1,632     $1,523     $1,543     $1,793     $1,546
                                                            ======     ======     ======     ======     ======

Allowance for loan losses as a percentage of total loans
   receivable, net........................................    0.99%      1.02%      1.17%      1.26%      1.14%
                                                            ======     ======     ======     ======     ======

Ratio of net charge-offs to average loans.................    0.15%      0.18%      0.18%      0.16%      0.10%
                                                            ======     ======     ======     ======     ======

Ratio of net charge-offs to nonperforming loans...........  126.20%    188.64%     23.63%     25.76%     12.08%
                                                            ======     ======     ======     ======     ======

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                                          At December 31,
                                          ------------------------------------------------------------------------------
                                                          2000                                   1999
                                          --------------------------------------  --------------------------------------
                                                                      Percent                                Percent
                                                                      of Loans                               of Loans
                                           Amount of      Loan        In Each     Amount of      Loan        In Each
                                           Loan Loss     Amounts     Category to  Loan Loss     Amounts     Category to
                                           Allowance   by Category   Total Loans  Allowances   by Category  Total Loans
                                           ---------   -----------   -----------  ----------   -----------  -----------
                                                                     (Dollars in thousands)

Residential mortgages...................  $     487    $  95,326         57.3%    $    469     $  91,004        60.40%
Commercial real estate..................        280       19,876         12.0          235        17,918        11.89
Consumer................................        422       31,226         18.8          358        26,020        17.27
Commercial business.....................        434       19,865         11.9          295        15,727        10.44
Unallocated.............................          9           --           --          166            --           --
                                          ---------    ---------     --------     --------     ---------    ---------
         Total..........................  $   1,632    $ 166,293       100.00%    $  1,523     $ 150,669       100.00%
                                          =========    =========     ========     ========     =========    =========


                                                                             At December 31,
                                           --------------------------------------------------------------------------------
                                                           1998                                      1996
                                           ---------------------------------------   --------------------------------------
                                                                       Percent                                  Percent
                                                                       of Loans                                 of Loans
                                            Amount of      Loan        In Each        Amount of      Loan       in Each
                                            Loan Loss     Amounts     Category to     Loan Loss     Amounts    Category to
                                            Allowance   by Category   Total Loans     Allowance   by Category  Total Loans
                                           ----------   -----------   -----------     ---------   -----------  -----------
                                                                       (Dollars in thousands)

Residential mortgages...................   $     610    $  91,730        68.56%      $     455    $ 105,621        73.09%
Commercial real estate..................         231       14,967        11.19             260       16,582        11.47
Consumer................................         249       15,553        11.62             138       12,723         8.80
Commercial business.....................         250       11,549         8.63             171        9,587         6.64
Unallocated.............................         203           --           --             769           --           --
                                           ---------    ---------     --------       ---------    ---------    ---------
         Total..........................   $   1,543    $ 133,799       100.00       $   1,793    $ 144,513       100.00%
                                           =========    =========     ========       =========    =========    =========


                                                       At December 31,
                                             --------------------------------------
                                                            1995
                                             --------------------------------------
                                                                        Percent
                                                                        of Loans
                                             Amount of       Loan       In Each
                                             Loan Loss      Amounts    Category to
                                             Allowances   by Category  Total Loans
                                             ----------   -----------  -----------
                                                   (Dollars in thousands)

Residential mortgages.....................   $    467     $ 108,540        78.86%
Commercial real estate....................        343        15,658        11.38
Consumer..................................         82         8,194         5.95
Commercial business.......................        137         5,241         3.81
Unallocated...............................        517            --           --
                                             --------     ---------    ---------
         Total............................   $  1,546     $ 137,633       100.00%
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

         Investment  Securities.  At  December  31,  2000,  the Bank  had  $90.8
million, or 28.4% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities, public utility and corporate obligations, a mutual fund and equity investments in corporate and FHLB stock. The corporate debt obligations reported includes a trust preferred investment in Citigroup with a book value of $5.2 million returning a yield of 7.75% resulting in an estimated market value of $4.9 million at December 31, 2000. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. The Bank does not have a trading portfolio. Investment securities are classified as available for sale. At December 31, 2000, the Bank's investment securities portfolio had a weighted average life of 6.4 years.

         Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                                      December 31,
                                                          ------------------------------------------------------------------------
                                                                 2000                    1999                    1998
                                                          ---------------------  ----------------------   ----------------------
                                                            Book     Percent of   Book       Percent of    Book       Percent of
                                                            Value      Total      Value        Total       Value         Total
                                                          ---------  ----------  ---------   ----------   --------    ----------
                                                                                                          (Dollars in thousands)

Investment securities available for sale:
  U.S. government securities...........................   $     --      0.00%   $     --        0.00%    $   1,000        1.63
  Federal agency securities............................     47,795     52.23      54,803       61.73        37,346       60.93
  Corporate debt securities............................     17,189     18.78      11,420       12.86        15,580       25.42
  Tax exempt bonds.....................................      2,569      2.81       3,624        4.08         3,919        6.40
  Public utilities.....................................        200      0.22         200        0.23           300        0.49
  Equity securities....................................     19,806     21.64      16,183       18.23         1,918        3.13
                                                          --------     -----    --------      ------     ---------      ------
    Subtotal...........................................     87,559     95.68      86,230       97.13        60,063       98.00
  FHLB stock...........................................      3,950      4.32       2,547        2.87         1,228        2.00
                                                          --------     -----    --------      ------     ---------      ------
    Total..............................................   $ 91,509     100.00%  $ 88,777      100.00%    $  61,291      100.00%
                                                          ========     ======   ========      ======     =========      ======

Average remaining life of investment securities........   6.40 Years            5.09 Years               3.92 Years

Other interest earning assets:

  Interest-bearing deposits with banks.................        297      15.7         873      100.00           261        1.17
  Federal funds sold...................................      1,600      84.3          --          --        22,100       98.83
                                                          --------     -----    --------      ------     ---------      ------
      Total............................................   $  1,897     100.00%  $    873      100.00%    $  22,361      100.00%
                                                          ========     ======   ========      ======     =========      ======


                                                                              December 31,
                                                            ---------------------------------------------
                                                                   1997                    1996
                                                            ----------------------   --------------------
                                                             Book       Percent of    Book     Percent of
                                                             Value         Total      Value       Total
                                                            --------    ----------   --------   --------

Investment securities available for sale:
  U.S. government securities...........................     $   2,002      4.67     $   5,013       9.52
  Federal agency securities............................        24,504     57.19        21,503      40.84
  Corporate debt securities............................        11,833     27.62        21,882      41.56
  Tax exempt bonds.....................................         2,162      5.05         2,207       4.19
  Public utilities.....................................           750      1.75           848       1.61
  Equity securities....................................         1,288      3.02         1,194       2.28
                                                            ---------    ------     ---------     ------
    Subtotal...........................................        42,539     99.30        52,647     100.00
  FHLB stock...........................................           306      0.70            --         --
                                                            ---------    ------     ---------     ------
    Total..............................................     $  42,845    100.00%    $  52,647     100.00%
                                                            =========    ======     =========     ======

Average remaining life of investment securities........     1.89 Years              1.51 Years

Other interest earning assets:

  Interest-bearing deposits with banks.................           115      6.34         1,778      20.73
  Federal funds sold...................................         1,700     93.66         6,800      79.27
                                                            ---------    ------     ---------     ------
      Total............................................     $   1,815    100.00%    $   8,578     100.00%
                                                            =========    ======     =========     ======

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for the Bank's investment portfolio at December 31, 2000.

                                                                   December 31, 2000

                                      Less Than     1 to 5        5 to 10       Over
                                       1 Year        Years         Years      10 Years       Total Securities
                                      ---------    ----------   ----------   ----------   --------------------------
                                      Book Value   Book Value   Book Value   Book Value   Book Value    Market Value
                                      ----------   ----------   ----------   ----------   ----------    ------------
                                                                 (Dollars in thousands)
Federal agency obligations..........  $ 4,998      $ 27,297     $  15,500    $     --     $ 47,795      $47,686
Corporate bonds.....................       --         5,691            --      11,498       17,189       16,541
Public utilities....................       --            --           200          --          200          198
Tax exempt bonds....................       --           657         1,912          --        2,569        2,542
Other ..............................       --            --            --      23,756       23,756       23,829
                                      -------      --------     ---------    --------     --------      -------
  Total securities..................  $ 4,998      $ 33,645     $  17,612    $ 35,254     $ 91,509      $90,796
                                      =======      ========     =========    ========     ========      =======

Weighted average yield(1)...........     4.92%         6.29%         6.71%       7.44%        6.74%        7.13%
                                      =======      ========     =========    ========     ========      =======

----------------
(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.


         Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. The Bank has not invested in CMOs in recent years. At December 31, 2000, mortgage-backed securities totaled $40.5 million or 12.7% of total assets, all of which were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 6.00% to 8.25%, a weighted average yield of 7.08% and a weighted average life (including payment assumption) of 10.34 years at December 31, 2000. The estimated fair value of the Bank's mortgage-backed securities at December 31, 2000 was $40.5 million which was $55,000 lower than the amortized cost of $40.5 million.

         Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $40.5 million mortgage-backed securities portfolio at December 31, 2000, $585,000 with a weighted average yield of 7.00% had contractual maturities within five years, $2.0 million with a weighted average yield of 6.5% had contractual maturities of five to ten years and $37.9 million with a weighted average yield of 7.11% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage related securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

         Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.

                                                                                    December 31,
                                                  -----------------------------------------------------------------------------
                                                          2000                         1999                       1998
                                                  -----------------------     ------------------------   -----------------------
                                                    Book       Percent of      Book         Percent of     Book       Percent of
                                                    Value         Total        Value          Total        Value         Total
                                                    -----         -----        -----          -----        -----         -----
                                                                              (Dollars in thousands)
Mortgage-backed securities available for sale:

  GNMA                                             $13,349         32.94       $ 7,023         25.60%     $    12          0.06%
  FNMA                                              13,336         32.91        14,824         54.05       13,851         69.74
  FHLMC                                             13,793         34.03         5,518         20.12        5,924         29.82
  CMOs                                                  50          0.12            62          0.23           76          0.38
                                                   -------        ------       -------        ------      -------        ------
      Subtotal                                      40,528        100.00        27,427        100.00       19,863        100.00

Unamortized premium/discount                            --            --            --            --           --            --
                                                   -------        ------       -------        ------      -------        ------

      Total                                        $40,528        100.00%      $27,427        100.00%     $19,863        100.00%
                                                   =======        ======       =======        ======      =======        ======

                                                                        December 31,
                                                   ---------------------------------------------------
                                                           1997                         1996
                                                   -----------------------     -----------------------
                                                   Book         Percent of         Book     Percent of
                                                   Value          Total            Value      Total
                                                   -----          -----            -----      -----
Mortgage-backed securities available for sale:

  GNMA                                             $    16          0.14%      $    19          0.40%
  FNMA                                               7,752         66.40         3,540         75.11
  FHLMC                                              3,808         32.61         1,035         21.97
  CMOs                                                  99          0.85           119          2.52
                                                   -------        ------       -------        ------
      Subtotal                                      11,675        100.00         4,713        100.00

Unamortized premium/discount                            --            --            --            --
                                                   -------        ------       -------        ------

      Total                                        $11,675        100.00%      $ 4,713        100.00%
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

         At December 31, 2000, deposits totaled $202.8 million. At December 31, 2000, the Bank had a total of $110.3 million in certificates of deposit, of which $63.2 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2000 certificates of deposit with balances of $100,000 or more totaled $24.2 million.

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

         The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                Year Ended December 31,
                                         -----------------------------------
                                            2000         1999         1998
                                         ---------    ---------     --------
                                                (Dollars in thousands)
Opening balance........................  $ 189,120    $ 194,205     $182,961
Deposits...............................  1,008,188      979,766      843,441
Withdrawals............................  (1,002,146)   (992,067)    (840,130)
Interest credited......................      7,593        7,216        7,933
                                         ---------    ---------     --------

Ending balance.........................  $ 202,755    $ 189,120     $194,205
                                         ---------    ---------     --------

Net increase (decrease)................  $  13,635    $  (5,085)    $ 11,244
                                         =========    =========     ========

Percent increase (decrease)............       7.21%      (2.62)%        6.15%
                                         =========    ========      ========

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2000.

                                                                                Maturity
                                                     --------------------------------------------------------------
                                                      3 Months    Over 3 to 6 Over 6 to 12   Over 12
                                                       or Less      Months       Months       Months        Total
                                                     ---------    ---------     --------     --------     ---------
                                                                              (In thousands)

Certificates of deposit less than $100,000........   $ 13,383     $ 13,755      $21,551      $37,427      $ 86,116
Certificates of deposit of $100,000 or more.......      9,003        3,166        2,367        9,694        24,230
                                                     --------     --------      -------      -------      --------

Total of certificates of deposit..................   $ 22,386     $ 16,921      $23,918      $47,121      $110,346
                                                     ========     ========      =======      =======      ========

         The following tables set forth information, by various rate categories, regarding the average balance of deposits by types of deposit for the periods indicated.

                                                                          December 31,
                                                 -------------------------------------------------------------
                                                        2000                  1999                 1998
                                                  ---------------       ----------------    ------------------
                                                  Amount   Percent      Amount   Percent    Amounts    Percent
                                                  ------   -------      ------   -------    -------    -------
                                                                       (Dollars in thousands)

Transactions and savings deposits:
Noninterest-bearing.........................     $22,672    11.18%     $19,560    10.35%     $20,564    10.59%
Savings accounts............................      43,851    21.63       43,648    23.08       43,069    22.18
NOW accounts................................       8,800     4.34        8,120     4.29        7,145     3.68
Money market accounts.......................      17,086     8.43       14,737     7.79       14,554     7.49
                                                --------    -----      -------    -----      -------    -----
  Total.....................................      92,409    45.58       86,065    45.51       85,332    43.94
                                                --------    -----      -------    -----      -------    -----

Certificates of deposit:
0.00-3.99%..................................       4,863     2.40        3,419     1.81        3,184     1.64
4.00-5.99%..................................      57,027    28.12       87,850    46.45       88,583    45.61
6.00-7.99%..................................      48,456    23.90       11,786     6.23       17,106     8.81
8.00-9.99%..................................          --       --           --       --           --       --
10.00% and over.............................          --       --           --       --           --       --
                                                --------    -----      -------    -----      -------    -----
Total certificates of deposit...............     110,346    54.42      103,055    54.49      108,873    56.06
                                                --------    -----      -------    -----      -------    -----
Total deposits..............................    $202,755   100.00%    $189,120   100.00%    $194,205   100.00%
                                                ========   ======     ========   ======     ========   ======

         The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 2000.

                                                                                              Percent
                                                 2.00-3.99% 4.00-5.99% 6.00-7.99%   Total    of Total
                                                 ---------- --------- ----------    -----    --------
                                                                (Dollars in thousands)
Certificate accounts maturing in quarter ending:

December 31, 2000...........................     $ 4,075    $    --    $    --    $ 4,075       3.70%
March 31, 2001 .............................         788     12,470      5,053     18,311      16.60
June 30, 2001...............................          --     15,453      1,468     16,921      15.33
September 30, 2001..........................          --     11,439      4,177     15,616      14.15
December 31, 2001...........................          --      5,818      2,484      8,302       7.52
March 31, 2002..............................          --      1,679      1,053      2,732       2.48
June 30, 2002...............................          --      1,194      7,074      8,268       7.49
September 30, 2002..........................          --      1,254     11,018     12,272      11.12
December 31, 2002...........................          --      1,192      7,864      9,056       8.21
March 31, 2003..............................          --      1,528        574      2,102       1.90
June 30, 2003...............................          --        931      1,522      2,453       2.22
September 30, 2003..........................          --        685        228        913       0.83
December 31, 2003...........................          --        399        437        836       0.76
Thereafter..................................          --      2,985      5,504      8,489       7.69
                                                 -------    -------    -------    -------    -------
Total   ....................................       4,863     57,027     48,456    110,346     100.00%
                                                 =======    =======    =======    =======    =======
Percent of total............................        4.41%     51.68%     43.91%    100.00%
                                                 =======    =======    =======    =======

         Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                        At December 31,
                                                                             ----------------------------------
                                                                                2000         1999         1998
                                                                             --------     --------      -------
                                                                                          (In Thousands)
Short-Term Borrowings:
  Repurchase Agreements - FHLB.........................................      $  7,000     $ 14,000      $ 5,000
  Term Advances - FHLB.................................................         5,000           --           --
  Overnight Advance - FHLB.............................................            --          200           --
Long-Term Borrowings:
  Repurchase Agreements - FHLB.........................................        31,000       20,000           --
  Term Advances - FHLB.................................................        29,100       16,000        5,000
                                                                             --------     --------      -------
    Total Borrowings...................................................      $ 72,100     $ 50,200      $10,000
                                                                             --------     --------      -------

Weighted Average interest cost of short-term borrowings during the year          6.23%        5.71%        5.27%
                                                                             --------     --------      -------
Weighted Average interest cost of long-term borrowings during the year.          6.03%        5.32%        4.73%
                                                                             --------     --------      -------

Average Balance of borrowings outstanding during the year..............      $ 65,856     $ 32,841      $ 1,264
                                                                             --------     --------      -------


         Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 2000, the Bank maintained 307 trust/fiduciary accounts, with total assets of $37.7 million under management as compared to 208 trust/fiduciary accounts with $30.8 total assets at December 31, 1999. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

Insurance Activities

         On October 2, 2000, the Bank completed the acquisition of Bailey & Haskell Associates, Inc., ("B&H"), an insurance agency located in Central New York State. B&H has offices in Oneida, Canastota, New Hartford and Syracuse. B&H is a full-service insurance and financial services firm with over 40 employees providing services to over 10,000 customers. The addition of insurance and financial services enables the Bank to continue evolving from a traditional depository institution into a financial services organization. B&H offers personal and commercial property insurance, life insurance, pension plan services, mutual funds and annuity sales, and other products and services. B&H represents many insurance companies including, Travelers, CNA, Hartford, Progressive, Utica National, Chubb and many more. The Bank also completed the acquisition of two additional insurance agencies, to be merged into B&H, during the first quarter of 2001.

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

Personnel

         As of December 31, 2000, the Bank had 105 full-time employees and 15 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

         Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2000, the Bank had $19.4 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

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

         Federal law authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The appropriate federal banking agencies are required to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. The FDIC and Federal Reserve Board have adopted such regulations. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. Should the FDIC determine that a bank interstate branch is not reasonably helping to meet the credit needs of the communities serviced by an interstate branch, the FDIC is authorized to close the interstate branch or not permit the bank to open a new branch in the state in which the bank previously opened an interstate branch.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2000, the Bank had $3.9 million of FHLB stock. The dividend yield from FHLB stock was 7.32% at December 31, 2000. No assurance can be given that such dividends will continue in the future at such levels.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At December 31, 2000, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

Executive Officers of the Registrant

         Listed below is information, as of December 31, 2000, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

         Name                      Age                                  Position and Term
         ----                      ---           -------------------------------------------------------------
Michael R. Kallet                  50            President and Chief Executive Officer since 1990

Eric E. Stickels                   39            Senior Vice President and Chief Financial Officer since 1998

Thomas H. Dixon                    46            Senior Vice President\Credit Administration since 1996

ITEM 2.                        PROPERTIES
-----------------------------------------

         The Bank conducts its business through its main office located in Oneida, New York, and five additional full service branch offices. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2000. The aggregate net book value of the Bank's premises and equipment was $6.2 million at December 31, 2000.

                                        Original             Date of         Net Book Value
                                          Year                Lease            of Property
     Location                           Acquired           Expiration     at December 31, 2000
----------------------------------------------------------------------------------------------
                                                          (In thousands)
Main Office:

182 Main Street                           1889                 N/A           $ 2,388
Oneida, New York  13421

Branch Offices:

Camden Branch                             1997                 N/A               990
41 Harden Boulevard
Camden, New York 13316

Canastota Branch                          1999                 N/A             1,087
104 S. Peteboro St.
Canastota, New York 13032


Cazenovia Branch                          1971                 N/A               272
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch                           1976                 N/A                48
35 Broad Street
Hamilton, New York 13346

Convenience Center                        1988                 N/A               247
585 Main Street
Oneida, New York 13421


Operations Center

126 Lenox Avenue                          1989                 N/A               654
Oneida, New York 13421

Bailey & Haskell Associates, Inc.

Oneida Office                             2000                8/03               267
131 Main Street
Oneida, New York 13421

Other Bank Property

102 S. Peterboro St.                      2000                 N/A               219
Canastota, New York 13032


ITEM 3.           LEGAL PROCEEDINGS

         Much of the Bank's market area is included in the 270,000-acre land claim of the Oneida Indian Nation ("Oneidas"). The land claim area is held primarily by private persons. Over 15 years ago, the United States Supreme Court ruled in favor of the Oneidas in a lawsuit which Management believes was intended to encourage the State of New York to negotiate an equitable settlement in a land dispute that has existed for 200 years.

         In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, a U.S. District Court removed a stay of litigation, having been in place since the late 1980s pending settlement negotiations. In December 1998, both the Oneidas and the U.S. Justice Department filed motions to amend the long outstanding claim against the State of New York. The motion attempts to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither the Bank nor the Company is a named defendant in the motion. The Court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. Amended complaints were served by the Oneidas and the United States which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

         No matters were submitted during the fourth quarter of the year ended December 31, 2000 to a vote of securityholders.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
------------------------------------------------------------------

                  STOCKHOLDER MATTERS

         For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 2000 (the "Annual Report to Stockholders") is incorporated herein by reference.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------------------------

         Interest Rate Risk. In recent years, the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of residential monthly and bi-weekly adjustable-rate mortgage loans, commercial adjustable-rate mortgage loans, other business purpose loans and consumer loans consisting primarily of auto loans; (ii) selling substantially all newly originated longer-term fixed-rate one-to-four family residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (iii) managing the Company's investment activities in a prudent manner in the context of overall balance sheet asset/liability management. Investing in shorter-term securities will generally bear lower yields as compared to longer-term investments, but which better position the Bank for increases in market interest rates and better matches the maturities of the Bank's certificate of deposit accounts. Certificates of deposit that mature in one year or less, at December 31, 2000 totaled $63.2 million, or 25.1% of total interest-bearing liabilities. The wholesale arbitrage strategy of investing allows the Company to invest in longer-term assets by hedging the additional interest rate risk with liabilities of similar maturity or repricing characteristics. Borrowed funds that mature in one year or less, at December 31, 2000 totaled $12.0 million, or 4.8% of total interest-bearing liabilities. Management believes that this balanced approach to investing will reduce the exposure to interest rate fluctuations will enhance long-term profitability.

         Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature, reprice or otherwise cash flow within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2000, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was 105.1%. During a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increases at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize a decline in its net interest income in a falling interest rate environment. Given the Bank's existing liquidity position and its ability to sell securities from its available for sale portfolio, the Bank's negative gap position will not have a material adverse effect on its operating results or liquidity position

         The following table sets forth the amounts of all interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated by the Bank, based upon certain assumptions, to mature, reprice or cash flow in each of the future time periods shown (the "GAP Table"). Except as stated below, the table sets forth an approximation of the projected cash flow of assets and liabilities at December 31, 2000, on the basis of contractual maturities, scheduled loan amortization, and scheduled rate adjustments within the selected time intervals. Savings accounts were assumed to decay at 9.50%, 9.75%, 10.00%, 10.25%, 10.50% and 50.00%; NOW accounts were assumed to decay at 9.20%, 9.35%, 9.55%, 9.70%, 9.90% and 52.30%; and money market accounts were assumed  to decay at  18.65%,  19.30%,  20.00%,  20.65%,  21.40%  and 0% for the
periods of one to two years, two to three years, three to four years, four to five years and more than five years, respectively. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap.

         While the Company believes the data to be reasonable, there can be no assurance that the contractual maturity, repricing periods and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                                    At  December  31,  2000
                                         --------------------------------------------------------------------------     Fair
                                           2001       2002       2003        2004       2005    Thereafter   Total      Value
                                         --------   --------   --------   --------   --------   --------   --------    --------
Interest Earning Assets:
Fixed Rate:
  Loans receivable.............          $ 20,250   $ 13,369   $  9,983   $  7,031   $  4,791   $ 12,757   $ 68,181    $ 69,026
Average interest rate..........              9.21%      8.96%      8.95%      8.99%      9.04%      8.13%      8.90%
  Investment and MBS...........             7,720      6,320     10,432     14,197     12,711     51,901    103,281     102,437
Average interest rate..........              5.20%      6.21%      6.95%      6.21%      6.28%      7.89%      7.06%
Variable Rate:
  Loans receivable.............            54,454     14,786      9,798      7,349      7,768      3,957     98,112      99,327
Average interest rate..........              9.23%      8.50%      8.18%     7.352%      7.56%     10.89%      8.79%
  Investment and MBS...........             5,000         --         --         --         --         --      5,000       5,003
Average interest rate..........              8.25%        --         --         --         --         --       8.25%
  Federal funds................             1,600         --         --         --         --         --      1,600       1,600
Average interest rate..........              6.10%        --         --         --         --         --       6.10%
  Equity securities............                --         --         --         --         --     23,756     23,756      23,829
Average interest rate..........                --         --         --         --         --       6.49%      6.49%
                                         --------   --------   --------   --------   --------   --------   --------    --------
Total interest-earning assets..          $ 89,024   $34,475    $ 30,213   $ 28,577   $ 25,270   $ 92,371   $299,930    $301,222
                                         ========   ========   ========   ========   ========   ========   ========    ========

Interest-bearing liabilities:
Fixed Rate:
 Certificate accounts.........           $ 61,454   $ 32,187   $  6,391   $  2,951   $  5,517   $     76   $108,576    $108,879
Average interest rate.........               5.57%      6.49%      5.89%      5.44%      6.37%      5.74%      5.90%
  Borrowings..................              7,000      5,000      9,500         --      9,000     27,500     58,000      57,589
Average interest rate.........               6.66%      5.48%      6.57%        --       6.54%      5.54%      5.99%
Variable Rate:
  Certificate accounts........              1,771         --         --         --         --         --      1,771       1,776
Average interest rate.........               6.00%        --         --         --         --         --       6.00%
  Savings accounts............              5,215      4,292      4,292      4,292      4,292     21,468     43,851      43,850
Average interest rate.........               2.50%      2.50%      2.50%      2.50%      2.50%      2.50%      2.50%
  Money market and NOW........              4,298      4,297      4,297      4,297      4,297      4,400     25,886      25,886
Average interest rate.........               3.23%      3.23%      3.23%      3.23%      3.23%      1.88%      3.00%
  Borrowings..................              5,000      4,100         --      5,000         --         --     14,100      14,100
Average interest rate.........               6.64%      6.62%        --       6.86%        --         --       6.71%
                                         --------   --------   --------   --------   --------   --------   --------    --------
Total interest-bearing

  liabilities.................           $ 84,738   $ 49,876   $ 24,480   $ 16,540   $ 23,106   $ 53,444   $252,184    $251,980
                                         --------   --------   --------   --------   --------   --------   --------    --------

Interest sensitivity gap/period          $  4,286   $(15,401)  $  5,733   $ 12,037   $  2,164   $ 38,927   $ 47,746
                                         --------   --------   --------   --------   --------   --------   --------
Cumulative sensitivity gap....           $  4,286   $(11,115)  $ (5,382)  $  6,655   $  8,819   $ 47,746   $ 47,746
                                         --------   --------   --------   --------   --------   --------   --------
Ratio of interest-earning assets
  to interest-bearing liabilities          105.06%     69.12%    123.42%    172.78%    109.37%    172.84%    118.93%
                                         --------   --------   --------   --------   --------   --------   --------
Cumulative interest sensitivity gap
  as a percentage of total assets            1.34%    (3.49)%    (1.68)%      2.08%      2.76%     14.94%     14.94%
                                         --------   --------   --------   --------   --------   --------   --------

         The  Gap  Table  above  includes  all  interest  sensitive  assets  and liabilities grouped based upon instruments with common characteristics. The following assumptions were used to prepare the table. Fixed-rate loans with amortizing payments are scheduled according to amortized cash flows, since this represents a repricing opportunity on funds received as payments. Fixed-rate demand loans, time notes or any other fixed-rate loans with no scheduled amortizing payment are assigned by final maturity. Investment and mortgage-backed securities are scheduled based on the earlier of their maturity date or next scheduled call date. Variable rate loans are assumed to cash flow as of their next scheduled repricing date since this represents a repricing opportunity. Federal funds are assigned to immediate repricing since they represent an overnight investment and therefore they mature and reprice daily. Equity securities have no stated maturity and are considered by the Bank as long-term investments and therefore are grouped in the final maturity category. Fixed-rate certificate accounts are assigned by final maturity dates. Except as described above, the GAP table does not take into account prepayments of loans, mortgage-backed securities or investments nor early withdrawal activity for certificate accounts.

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

         Net Income and Portfolio Value Analysis. The Company's interest rate sensitivity is also monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Company's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates; reinvestment rates and deposit decay rates similar to the assumptions utilized for the GAP Table. The following sets forth the Company's net income and NPV as of December 31, 2000.


       Change in           Net Interest Income          Net Portfolio Value
    Interest Rates      -------------------------   ---------------------------
    In Basis Points     Dollar   Dollar   Percent   Dollar   Dollar     Percent
     (Rate Shock)       Amount   Change   Change    Amount   Change     Change
    --------------      ----------------------------------------------------
                                         (Dollars in thousands)
         +300           $10,548  $  150     1.44%   $41,838 $ (10,039)  (19.35)%
         +200           10,541      143     1.38%    45,359    (6,518)  (12.56)%
         +100           10,517      119     1.14%    49,004    (2,874)   (5.54)%
        Static          10,398       --       --     51,877        --       --
         -100           10,325      (73)  (0.70)%    53,089     1,212     2.34%
         -200           10,180     (218)  (2.10)%    53,507     1,630     3.14%
         -300           10,000     (399)  (3.84)%    52,491       614     1.18%


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------

         There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2000.

                                    PART III

ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT
----------------------------------------------------------

         Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 22, 2001, (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K
-------------------------------------------------------------

                  The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(1)   Financial Statements

                  o      Report of Independent Accountants
                  o Consolidated Statements of Condition, December 31, 2000 and 1999
                  o Consolidated Statements of Income, Years Ended December 31, 2000, 1999 and 1998
                  o Consolidated Statements of Comprehensive Income , Years Ended December 31, 2000, 1999 and 1998
                  o Consolidated Statements of Changes in Stockholders' Equity, Years Ended December 31, 2000, 1999 and 1998
                  o Consolidated Statements of Cash Flows, Years Ended December 31, 2000, 1999 and 1998
                  o      Notes to Consolidated Financial Statements.

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

         10.2  Stock Option Plan

         10.3  Recognition and Retention Plan

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

                                   ONEIDA FINANCIAL CORP.

Date: March 23, 2001               By:  /s/Michael R. Kallet
                                        ----------------------
                                        Michael R. Kallet
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Michael R. Kallet                                By: /s/Eric E. Stickels
     --------------------                                    -------------------
     Michael R. Kallet, President and Chief                  Eric E. Stickels, Senior
     Executive Officer                                       Vice President and Chief
     (Principal Executive Officer)                           Financial Officer (Principal
                                                             Financial and Accounting Officer)

Date: March 23, 2001                                     Date: March 23, 2001


By:  /s/Thomas H. Dixon                                  By: /s/Nicholas J. Christakos
     ------------------                                      -------------------------
     Thomas H. Dixon, Senior Vice President                  Nicholas J. Christakos, Director

Date: March 23, 2001                                     Date: March 23, 2001


By:  /s/Patricia D. Caprio                               By: /s/Edward J. Clarke
     ---------------------                                   -------------------
     Patricia D. Caprio, Director                            Edward J. Clarke, Director

Date: March 23, 2001                                     Date: March 23, 2001


By:  /s/James J. Devine, Jr.                             By: /s/John E. Haskell
     -----------------------                                 ------------------
     James J. Devine, Jr., Director                          John E. Haskell, Director

Date: March 23, 2001                                     Date: March 23, 2001


By:  /s/Rodney D. Kent                                   By: /s/William D. Matthews
     -----------------                                       ----------------------
     Rodney D. Kent, Director                                William D. Matthews, Director

Date: March 23, 2001                                     Date: March 23, 2001

By:  /s/Michael W. Milmoe                                By: /s/Richard B. Myers
     --------------------                                    -------------------
     Michael W. Milmoe, Director                             Richard B. Myers, Director

Date: March 23, 2001                                     Date: March 23, 2001

By:  /s/Frank O. White, Jr.
     ----------------------
     Frank O. White, Jr., Director

Date: March 23, 2001
