Form 10-Q
period 2001-03-31
ONEIDA FINANCIAL CORP
filed 2001-05-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                       For the transition period from _________ to _________

                    Securities Exchange Act Number 000-25101


                             ONEIDA FINANCIAL CORP.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         16-1561678
--------------------------------                      -----------------------
(State or other jurisdiction of                          (IRS Employer)
incorporation or organization)                        Identification Number)


            182 Main Street, Oneida, New York             13421
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)       (Zip Code)


Registrant's telephone number, including area code:  (315) 363-2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,197,086 shares of the Registrant's common stock outstanding as of May 1, 2001.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                           Page
                                                                           ----
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements                                             1

            Consolidated Statements of  Condition (unaudited)                2
            As of  March 31, 2001 and  December 31, 2000 (audited)

            Consolidated Statements of Operations (unaudited)                3
            For the three months ended March 31, 2001 and 2000

            Consolidated Statements of Comprehensive Income (unaudited)      4
            For the three months ended March 31, 2001 and 2000

            Consolidated Statements of Cash Flows (unaudited)                5
            For the three months ended March 31, 2001 and 2000

            Notes to Consolidated Financial Statements (unaudited)           6

   Item 2.  Management's Discussion and Analysis of Financial Condition      8
                        and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       14

PART II.    OTHER INFORMATION                                                15

PART I.         FINANCIAL INFORMATION
                            Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2001 and December 31, 2000

                                                          (unaudited)      (audited)
                                                              At               At
                                                           March 31,      December 31,
                                                             2001             2000
                                                             ----             ----
                                                                (in thousands)
ASSETS
            Cash and due from banks                        $   6,825       $   7,217
            Federal funds sold                                 1,400           1,600
                                                           -------------------------
  TOTAL CASH AND CASH EQUIVALENTS                              8,225           8,817

            Investment securities, at fair value              80,929          90,796
            Mortgage-backed securities, at fair value         45,852          40,473
                                                           -------------------------
   TOTAL INVESTMENT SECURITIES                               126,781         131,269

            Mortgage loans held for sale                       1,570           1,109
            Loans receivable                                 166,215         165,184
            Allowance for credit losses                       (1,707)         (1,632)
                                                           -------------------------
   LOANS RECEIVABLE, NET                                     164,508         163,552

            Bank premises and equipment, net                   6,299           6,172
            Accrued interest receivable                        2,065           2,268
            Other real estate                                      0              55
            Intangible and other assets                        8,136           6,293
            Cash surrender value - life insurance              9,000               0
                                                           -------------------------
            TOTAL ASSETS                                   $ 326,584       $ 319,535
                                                           =========================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
            Due to depositors                              $ 207,150       $ 201,850
            Mortgagors' escrow funds                             615             906
            Borrowings                                        72,600          72,100
            Other liabilities                                  2,947           2,421
            Income tax payable                                   309             413
                                                           -------------------------
TOTAL LIABILITIES                                            283,621         277,690
Shareholders' equity:
            Common stock ( $.10 par value; 8,000,000
                 shares authorized;  3,663,438 issued)           366             366
            Additional paid-in capital                        16,307          16,293
            Retained earnings                                 31,216          31,176
            Common shares issued under employee
                  stock plans - unearned                      (1,021)         (1,021)
            Accumulated other comprehensive income (loss)         96            (460)
            Treasury stock (at cost, 304,914
                                       and 349,010 shares)    (3,261)         (3,729)
            Unearned stock compensation                         (740)           (780)
                                                           -------------------------
   TOTAL SHAREHOLDERS' EQUITY                                 42,963          41,845
                                                           -------------------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                           $ 326,584       $ 319,535
                                                           =========================


 The accompanying notes are an integral part of the consolidated financial statements
                                        2

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended  March 31, 2001 (unaudited) and 2000 (unaudited )

                                                              Three Months Ended
                                                             March 31,     March 31,
                                                               2001          2000
                                                               ----          ----
                                             ( in thousands, except Earnings Per Share Data )

INTEREST INCOME:
            Interest and fees on loans                         $3,618       $3,180
            Interest on investment and mortgage-
                        backed securities                       1,791        1,618
            Dividends on equity securities                        293          286
            Interest on federal fund sold and
                  interest-bearing deposits                        54           16
----------------------------------------------------------------------------------
   Total interest and dividend income                           5,756        5,100
----------------------------------------------------------------------------------
INTEREST EXPENSE:
            Savings deposit                                       268          275
            Money market and Super NOW                            170          170
            Time deposits                                       1,641        1,340
            Borrowings                                          1,052          807
----------------------------------------------------------------------------------
                        Total interest expense                  3,131        2,592
----------------------------------------------------------------------------------
NET INTEREST INCOME                                             2,625        2,508
            Less: Provision for credit losses                     120           66
----------------------------------------------------------------------------------
   Net interest income after provision for credit losses        2,505        2,442
----------------------------------------------------------------------------------
OTHER INCOME:
            Investment security gain, net                          16            0
            Other operating income                              1,555          259
----------------------------------------------------------------------------------
   Total other income                                           1,571          259
----------------------------------------------------------------------------------
OTHER EXPENSES:
            Compensation and employee benefits                  1,914        1,085
            Occupancy expenses, net                               541          347
            Other operating expense                               699          407
----------------------------------------------------------------------------------
   Total other expenses                                         3,154        1,839
----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        922          862
----------------------------------------------------------------------------------
   Provision for income taxes                                     279          254
----------------------------------------------------------------------------------
NET INCOME                                                     $  643       $  608
==================================================================================

EARNINGS PER SHARE - BASIC and DILUTED                         $ 0.20       $ 0.19
==================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended  March 31, 2001 (unaudited) and 2000 (unaudited)


                                                                              Three Months Ended
                                                                           March 31,         March 31,
                                                                             2001              2000
                                                                             ----              ----
                                                                                 (in thousands)
        Net income                                                         $   643            $   608
                                                                           -------            -------

        Other comprehensive income, net of tax:
              Unrealized gains(losses) on assets available for sale:
            Unrealized holding gains (losses)
                arising during period                                          943               (518)
            Less: reclassification adjustment for
                        gains included in net income                           (16)                (0)
                                                                           -------            -------
                                                                               927               (518)
            Net income tax effect                                             (371)               207
                                                                           -------            -------
Other comprehensive income(loss), net of tax                                   556               (311)

        Comprehensive Income                                               $ 1,199            $   297
                                                                           =======            =======





The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended  March 31, 2001 (unaudited) and 2000 (unaudited )

                                                                        Three Months Ended
                                                                      March 31,         March 31,
                                                                       2001              2000
                                                                       ----              ----
                                                                            (in thousands)
 Operating Activities:
   Net income                                                         $    643        $    608
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        301             170
      Amortization of premiums/discounts on securities, net                 15               5
      Provision for credit losses and other real estate losses             120              66
      Stock compensation earned                                             39               0
      Loss on sale of other real estate                                      0               7
      Gain on sale/call of securities, net                                 (16)              0
      Gain on sale of loans, net                                           (15)             (3)
      Income tax payable                                                  (104)           (234)
      Accrued interest receivable                                          203            (507)
      Other assets                                                      (1,334)           (136)
      Other liabilities                                                  1,026             206
      Origination of loans held for sale                                (4,468)           (466)
      Proceeds from sales of loans                                       4,021             309
----------------------------------------------------------------------------------------------
          Net cash provided by operating activities                        431              25
----------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                    (18,318)         (5,958)
  Principal collected on and proceeds of maturities
      sales or calls from investments                                   28,667              12
  Purchase of mortgage-backed securities                                (7,831)         (7,982)
  Principal collected on and proceeds from sales
     of  mortgage-backed securities                                      2,898             693
  Net increase in loans                                                 (1,076)         (6,727)
  Purchase of bank premises and equipment                                 (342)            (90)
  Proceeds from sale of other real estate                                   55              43
 Purchase of insurance agencies                                           (965)              0
  Purchase of life insurance                                            (9,000)              0
----------------------------------------------------------------------------------------------
          Net cash used in investing activities                         (5,912)        (20,009)
----------------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, super now and escrow                                   702           5,014
  Net increase in time deposits                                          4,308           1,525
  Proceeds from  borrowings                                              7,500          23,200
  Repayment of borrowings                                               (7,000)        (10,400)
  Cash dividends                                                          (603)           (546)
  Purchase of treasury stock                                               (18)           (778)
----------------------------------------------------------------------------------------------
          Net cash provided by financing activities                      4,889          18,015
----------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                     (592)         (1,969)
----------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                         8,817           8,815
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               8,225           6,846
==============================================================================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                                   3,131           2,482
Cash paid for income taxes                                                 220               5
Non-cash investing activities:
Unrealized gain (loss) on investment and mortgage-backed
     securities designated as available for sale                           927            (518)
Transfer of loans to other real estate                                       0              72
==============================================================================================


The accompanying notes are an integral part of the consolidated financial statements

                             Oneida Financial Corp.
                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                                 March 31, 2001


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Company at March 31, 2001 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31:

                                             Income       Shares      Per Share
March 31, 2001:

Net income (Three Months Ended)            $ 642,620
                                           =========

Basic Earnings Per Share:                  $ 642,620     3,174,385    $   0.20
                                                                      ========
Effect of dilutive securities:
            Stock options and awards               0        32,851
                                           -----------------------
Diluted Earnings Per Share                 $ 642,620     3,207,236    $   0.20
                                                                      ========

March 31, 2000:
Net income (Three Months Ended)            $ 607,744
                                           =========

Basic and Diluted Earnings Per Share       $ 607,744     3,284,141    $   0.19
                                           =========     =========    ========


Note C - Acquisition of Insurance Agencies

On October 2, 2000, the Bank completed its acquisition of Bailey & Haskell Associates, Inc., an insurance agency (the "Agency"). The Bank agreed to pay $3,075,000 in cash and $500,000 in Company stock to the Agency's shareholders. Goodwill in the amount of $3,350,000 was recorded in conjunction with the transaction. Goodwill is being amortized over 15 years. Under terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period beginning in the Bank's fiscal year 2001. On January 19, 2001, 45,496 shares of stock were issued in the amount of $500,000 after regulatory approval was received.

On January 2, 2001, the Bank completed its acquisition of Noyes and LaLonde, Inc., an insurance agency. The Bank agreed to pay $612,500 in cash, acquired $55,200 in fixed assets and established a note payable for $612,500 to be paid over 24 months with interest at 7.5% per annum to acquire certain tangible and intangible assets of the agency. Goodwill in the amount of $1,250,000 was recorded in conjunction with the transaction. Additionally, effective as of January 1, 2001, the Bank also completed its acquisition of The Dunn Agency. The Bank agreed to pay $247,500 in cash and established a note payable for $247,500 to be paid over 24 months with interest at 7.5% per annum to acquire 100% of the capital stock of The Dunn Agency. Goodwill in the amount of $523,000 was recorded in conjunction with this transaction. The goodwill for both acquisitions is being amortized over 15 years.

The acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of the Agency operations are included in the financial statements as of the date of the acquisitions.


Note D - Stock Compensation Plans

On April 25, 2000, shareholder approval was obtained for acceptance of the Oneida Financial Corp. 2000 Recognition and Retention Plan and the Oneida Financial Corp. 2000 Stock Option Plan. The plans authorize 83,238 and 166,475 shares respectively of the Company's common stock to be used for the purpose of granting awards under the terms of the plans. Under the Recognition and Retention Plan, the Company issued 83,238 shares of stock in April 2000 of which 74,000 shares have been awarded. The Company recorded $884,404 of unearned compensation expense to be accrued over a five-year vesting period. As of March 31, 2001, $144,000 has been expensed to date. The Stock Option plan has awarded 150,500 shares of that authorized. All options granted have ten-year terms and vest and become fully exercisable evenly over a five-year period. The exercise price for each option share is the fair market value at the date of grant, which was $10.625 on April 25, 2000.

Note E - Charter Conversion

On April 24, 2001, shareholder approval was obtained for a Plan of Charter Conversion by which the Company would convert its charter from a Delaware corporation to a Federal corporation chartered by the Office of Thrift Supervision ("OTS"). The Bank itself will retain its New York State savings bank charter. Consummation of the charter conversion, even if approved by shareholders of the Company, will be subject to approval by the OTS. Applications with the OTS are still pending.

Note F - Segment Information

Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended March 31, 2001, the Company's insurance activities consisted of those conducted through Bailey & Haskell Associates, Inc., Noyes and LaLonde, Inc., and The Dunn Agency subsidiaries. The acquisition for Bailey & Haskell Associates, Inc. was completed in October 2000 and therefore segment information for the first quarter 2000 is not presented. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                     Three Months Ended March 31, 2001
                                                ------------------------------------------
                                                                   2001
                                                ------------------------------------------
                                                  Banking         Insurance
                                                Activities        Activities        Total
                                                ----------        ----------        -----
Net interest income                                2,625             --             2,625
Provision for credit losses                          120             --               120
                                                   -----          -----             ------
            Net interest income after provision
                        for credit losses          2,505             --             2,505
Other income                                         381          1,190             1,571
Other expenses                                     2,168            986             3,154
                                                   -----          -----             ------
            Income before income taxes               718            204               922
Income tax expense                                   217             62               279

            Net income                               501            142               643
                                                   =====          =====             ======

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


GENERAL

            Oneida Financial Corp. is the parent company of The Oneida Savings Bank (the "Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2000 and March 31, 2001 the Company had 3,138,190 shares and 3,182,286 shares outstanding of which 1,915,445 were held by Oneida Financial MHC, the Company's mutual holding company parent.


RECENT DEVELOPMENTS

            On October 2, 2000, the Bank completed its acquisition of Bailey & Haskell Associates, Inc., an insurance agency (the "Agency"). The Bank agreed to pay $3,075,000 in cash and $500,000 in Bank stock to the Agency's shareholders. Goodwill in the amount of $3,350,000 was recorded in conjunction with the transaction. Goodwill is being amortized over 15 years. Under terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period beginning in the Bank's fiscal year 2001. On January 19, 2001, 45,496 shares of stock were issued in the amount of $500,000 after regulatory approval was received.

            On January 2, 2001, the Bank completed its acquisition of Noyes and LaLonde, Inc., an insurance agency. The Bank agreed to pay $612,500 in cash, acquired $55,200 in fixed assets and established a note payable for $612,500 to be paid over 24 months with interest at 7.5% per annum to acquire certain tangible and intangible assets of the agency. Goodwill in the amount of $1,250,000 was recorded in conjunction with the transaction. Additionally, effective as of January 1, 2001, the Bank also completed its acquisition of The Dunn Agency. The Bank agreed to pay $247,500 in cash and established a note payable for $247,500 to be paid over 24 months with interest at 7.5% per annum to acquire 100% of the capital stock of The Dunn Agency. Goodwill in the amount of $523,000 was recorded in conjunction with this transaction. The goodwill for both acquisitions is being amortized over 15 years.

            The acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of the Agency operations are included in the financial statements as of the date of the acquisitions.

            On April 24, 2001, shareholder approval was obtained for a Plan of Charter Conversion by which the Company would convert its charter from a Delaware corporation to a Federal corporation chartered by the Office of Thrift Supervision ("OTS"). The Bank itself will retain its New York State savings bank charter. Consummation of the charter conversion, even if approved by shareholders of the Company, will be subject to approval by the OTS. Approval is pending.

            On January 10, 2001 the Company announced its third 5% stock repurchase program, representing 165,260 shares of the Company's common stock. To date, the Company has reacquired 350,410 shares of which 1,400 were purchased in 2001. In determining to purchase its common stock, the Company considers the price at which the common stock is trading relative to the Company's earnings per share, book value per share and market and economic factors generally, as well as other factors.

            The Company paid its fourth semiannual cash dividend to all shareholders of record as of January 23, 2001 and was paid on February 6, 2001 at $0.18 per share of common stock.

            On April 25, 2000, shareholder approval for acceptance of the Oneida Financial Corp. 2000 Recognition and Retention Plan and the Oneida Financial Corp. 2000 Stock Option Plan was obtained. The plans authorize 83,238 and 166,475 shares respectively of the Company's common stock to be used for the purpose of granting awards under the terms of the plans. Under the Recognition and Retention Plan, 74,000 shares have been awarded to employees and directors. The Company recorded $884,404 of unearned compensation expense to be accrued over a five-year vesting period. As of March 31, 2001, $144,000 has been expensed. The Stock Option plan has granted options to purchase 150,500 shares. All options granted have ten-year terms and vest and become fully exercisable over a five-year period. The exercise price for each option is the fair market value at the date of grant, which was $10.625 on April 25, 2000.

FINANCIAL CONDITION

            ASSETS. Total Assets at March 31, 2001 were $326.6 million, an increase of $7.0 million from $319.6 million at December 31, 2000. Asset growth was supported by an increase of $1.4 million in net loans receivable. Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets. At March 31, 2001, total consumer and commercial business loans increased by $3.5 million from December 31, 2000. Residential loans decreased by $2.3 million since December 31, 2000, which total included the sale of $4.0 million in the secondary market during the first quarter 2001. In addition, the Bank purchased $9.0 million of Bank Owned Life Insurance recorded at cash value on the balance sheet with increases in cash value recorded as non-interest income in future periods. Other assets increased $1.8 million due largely to goodwill recorded as part of the acquisition of two insurance agencies as of January 1, 2001. Partially offsetting the increases to total assets was a decrease of $4.5 million in investment and mortgage-backed securities as a result of timing of Agency bonds being called due to declines in market rates and the Bank investing the money in other investments.

            LIABILITIES. Total liabilities increased by $5.9 million or 2.1% to $283.6 million at March 31, 2001 from $277.7 million at December 31, 2000. The increase is primarily the result of an increase of $5.3 million in total deposits. The Bank continues to emphasize core deposits and checking accounts, which increased by $2.4 million since December 31, 2000. In addition, certificate of deposit accounts increased $4.3 million since December 31, 2000, or by 3.9%.

            STOCKHOLDERS' EQUITY. Total stockholders' equity at March 31, 2001 was $43.0 million, an increase of $1.2 million from $41.8 million at December 31, 2000. The increase in stockholder's equity is primarily a result of an adjustment for the net unrealized gain on available for sale mortgage-backed and other investment securities due to lower market interest rates at March 31, 2001 as compared with December 31, 2000. The decrease in interest rates generally has a positive affect on the market value of the Company's investments and mortgage-backed securities portfolios. Accumulated Other Comprehensive Income
(Loss) increased $556,000 from December 31, 2000. The increase in stockholders' equity was also due to the addition of after-tax net income of $643,0000 for the three months ended March 31, 2001. Furthermore, 45,496 shares of treasury stock were issued during the quarter as a portion of the purchase consideration resulting from the acquisition of Bailey & Haskell Associates, Inc. The increases to total stockholders' equity were offset by the payment of the Company's fourth semiannual cash dividend of $0.18 resulting in an equity reduction of $603,000.

ANALYSIS OF NET INTEREST INCOME

            Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on the assets or liabilities.

            AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended March 31, 2001 and 2000 and for the year ended December 31, 2000. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

            TABLE 1.  Average Balance Sheet. (Quarterly)

                                                       Three Months Ended March 31,                     Twelve Months Ended Dec. 31,
                                 --------------------------------------------------------------------  -----------------------------

                                                  2001                               2000                             2000
                                   Average      Interest              Average      Interest              Average     Interest
                                 Outstanding     Earned/    Yield/  Outstanding     Earned/    Yield/  Outstanding   Earned/  Yield/
                                   Balance        Paid       Rate     Balance        Paid       Rate     Balance       Paid    Rate
                                   -------        ----       ----     -------        ----       ----     -------       ----    ----
Interest-earning Assets:                                                     (Dollars in Thousands)
------------------------
  Loans Receivable                 $166,347     $  3,618     8.70%    $153,852    $  3,180     8.27%    $161,920    $ 13,830   8.54%
  Investment Securities             123,720        2,012     6.51%     111,000       1,852     6.67%     121,339       8,004   6.60%
  Federal Funds                       3,685           54     5.86%       2,182          16     2.93%       1,274          67   5.26%
  Equity Securities                   3,287           72     8.76%       4,997          52     4.16%       5,700         239   4.19%
                                   --------     --------     -----    --------    --------     -----    --------    --------   -----
    Total Interest-earning Assets   297,039        5,756     7.75%     272,031       5,100     7.50%     290,233      22,140   7.63%
                                   --------     --------     -----    --------    --------     -----    --------    --------   -----
Interest-bearing Liabilities:
  Money Market Deposits            $ 16,144     $    133     3.34%    $ 16,064    $    131     3.26%    $ 16,899    $    568   3.36%
  Savings Accounts                   47,726          268     2.28%      45,267         276     2.44%      46,314       1,105   2.39%
  Interest-bearing Checking           8,653           37     1.73%       8,319          38     1.83%       8,380         150   1.79%
  Time Deposits                     109,106        1,641     6.10%     101,316       1,340     5.29%     102,634       5,770   5.62%

Borrowings                           71,133        1,052     6.00%      55,100         807     5.86%      65,856       4,017   6.10%
                                   --------     --------     -----    --------    --------     -----    --------    --------   -----
    Total Interest-bearing Liabs    252,762        3,131     5.02%     226,066       2,592     4.59%     240,083      11,610   4.84%
                                   --------     --------     -----    --------    --------     -----    --------    --------   -----
    Net Interest Income                         $  2,625                          $  2,508                          $ 10,530
                                                ========                          ========                          ========
    Net Interest Spread                                      2.73%                             2.91%                           2.79%
                                                            ======                             =====                           =====
    Net Earning Assets             $ 44,277                           $ 45,965                          $ 50,150
                                   ========                           ========                          ========
   Net yield on average
      Interest-earning assets                                                        3.53%     3.69%                           3.63%
                                                                                    ======     =====                           =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                      117.52%        120.33%           120.89%
                                                  ======       ========            =======


RESULTS OF OPERATIONS

            GENERAL. Net income for the three months ended March 31, 2001 increased by $35,000 or 5.8% to $643,000 for the first quarter 2001 from $608,000 for the three months ended March 31, 2000. Cash earnings, which excludes the amortization of goodwill, increased $120,000 or 19.7% to $728,000 compared with $608,000 for the same period during 2000. The increases were due primarily to an increase in net interest income and other income. The increases in income were partially offset by increases in other operating expenses, an increase in the provision for credit losses and an increase in the provision for income taxes.

            INTEREST INCOME. Interest Income increased by $656,000 or 12.9%, to $5.8 million for the three months ended March 31, 2001 from $5.1 million for three months ended March 31, 2000. The increase in interest income was primarily derived from an increase in income on loans receivable of $438,000 for the first quarter of 2001 compared with the same period in 2000. In addition, income on investment and mortgage-backed securities increased $173,000, dividend income on equity securities increased $7,000, and interest on federal funds increased $38,000 for the first quarter 2001.

            The increase in loan income is a result of an increase of $12.5 million in the average balance in loans receivable for the three months ended March 31, 2001 as compared with the same period in 2000 as well as an increase of 43 basis points in average yield from 8.27% at March 31, 2000 to 8.70% at March 31, 2001. Management's strategy is to emphasize the origination of consumer and commercial business loans for retention in the Bank's portfolio. Consumer and commercial business loans increased $3.5 million during the first quarter 2001. The residential real estate portfolio decreased by $2.3 million due to sales of $4.0 million fixed rate loans in the secondary market due to an increased demand for fixed rate loan products in the current rate environment.

            Investment income increased as a result of an increase of $12.7 million in the average balance of investment and mortgage-backed securities for the three month period ended March 31, 2001 as compared with the same period in 2000. The increase in investment income was offset by a decrease in the average yield of investment securities of 16 basis points to 6.51% for the period.

            Income on federal funds increased during the three months ended March 31, 2001 to $54,000 as compared with $16,000 for the 2000 period. The increase in income is due to an increase of $1.5 million in the average balance of federal funds and an increase of 293 basis points in the average yield earned. The increase in average balance was due to the increase in deposit accounts during the 2001 quarter.

            INTEREST EXPENSE. Interest expense was $3.1 million for the three months ended March 31, 2001; an increase of $539,000 or 20.8% from the same period in 2000. The increase in interest expense is due to an increase in interest paid on borrowed funds and deposit accounts. The average balance outstanding in borrowings during the three months ended March 31, 2001 was $71.1 million compared to $55.1 million for the same period in 2000. The borrowed funds resulted in an increase in interest expense of $1.1 million for the first quarter of 2001 compared with $807,000 of interest expense on borrowed funds for the 2000 period. Interest expense on deposits increased by $294,000 for the three months ended March 31, 2001 to $2.1 million, an increase of 16.5%. The increase in interest expense on deposits was due to a 44 basis point increase in the average rate paid on deposits for the first quarter 2001 as well as an increase in the average balance on deposit accounts of $10.7 million.

            PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended March 31, 2001 were $120,000 as compared to $66,000 made during the same period of 2000. The allowance for credit losses was $1.7 million or 1.03% of loans receivable at March 31, 2001 as compared with $1.5 million or 0.99% of loans receivable at March 31, 2000. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending.

            OTHER INCOME. Other operating income increased by $1.3 million for the three-month period ending March 31, 2001 compared with the same period in 2000 to $1.6 million from $259,000. This improvement is primarily due to commission income received from the insurance agencies of $1.2 million. In addition, there was an increase in fee income on deposit accounts of $28,000 from $135,000 during the 2000 period to $163,000 for the 2001 period. Mortgage servicing fees also increased $20,000 to $53,000 in 2001 from $33,000 in 2000.

            OTHER EXPENSES. Other operating expenses increased by $1.3 million or 71.5%, to $3.2 million for the three months ended March 31, 2001 from $1.8 million for the same period in 2000. The increase was primarily the result of operating expenses incurred as the Company entered the insurance agency business. Compensation increased $829,000 of which $699,000 is compensation of the insurance agency subsidiaries. The remaining increase in compensation of $130,000 is primarily due to recognition of $40,000 during the first quarter 2001 of expense related to vesting of the stock recognition plan implemented by management in the second quarter 2000. Building occupancy increased $194,000 of which $101,000 resulted from expenses from insurance agency subsidiaries. The remaining increase is due to normal repairs, maintenance and supplies for Bank properties. Other operating expenses increased $292,000 of which $85,000 represents amortization of goodwill due to the insurance agency acquisitions. The remaining increase is largely due to expenses incurred by the insurance agencies.

            INCOME TAX. Income tax expense was $279,000 for the three months ended March 31, 2001, an increase of $25,000 from the first quarter 2000 provision of $254,000. The effective tax rate increased to 30.3% for 2001 to date from 29.5% for the three months of 2000.

ONEIDA FINANCIAL CORP. SELECTED
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2001 and March 31, 2000 (unaudited)

(annualized where appropriate)

                                                       Three Months Ending
                                                             March 31,
                                                        2001           2000
                                                        ----           ----

Performance Ratios:

  Return on average assets                              0.80%          0.84%
  Return on average equity                              6.07%          5.97%
   Net interest margin                                  3.53%          3.64%
  Efficiency Ratio                                     73.14%         66.46%
  Ratio of operating expense
    to average total assets                             3.90%          2.53%
  Ratio of average interest-earning assets
    to average interest-bearing liabilities           117.52%        121.80%

Asset Quality Ratios:

  Non-performing assets to total assets                 0.08%          0.10%
  Allowance for loan losses
    to non-performing loans                           666.80%        1331.90%
  Allowance for loan losses
    to loans receivable, net                            1.03%          0.99%

Capital Ratios:

  Total shareholders' equity to total assets           13.16%         13.04%
  Average equity to average assets                     13.12%         14.03%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk



            Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2001, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Stockholders. There has been no material change in the Company's risk profile since December 31, 2000.

                             ONEIDA FINANCIAL CORP.
                                AND SUBSIDIARIES

                           Part II - Other Information


Item 1 Legal Proceedings


            Much of the Bank's market area is included in the 270,000-acre land claim of the Oneida Indian Nation ("Oneidas"). The land claim area is held primarily by private persons. Over 15 years ago the United States Supreme Court ruled in favor of the Oneidas in a lawsuit which management believes was intended to encourage the State of New York to negotiate an equitable settlement in a land dispute that has existed over 200 years.

            In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, an U.S. District Court removed a stay of litigation, having been in place since the late 1980's pending settlement negotiations. In December 1998, both the Oneidas and the U.S. Justice Department filed motions to amend the long outstanding claim against the State of New York. The motion attempts to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither the Bank nor the Company is a named defendant in the motion. The Court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. Amended complaints were served by the Oneidas and the United States which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area.

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

                                    None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       ONEIDA FINANCIAL CORP.


Date:  May 11, 2001        By:         /s/ Michael R. Kallet
                                       -----------------------------------------
                                       Michael R. Kallet
                                       President and Chief Executive Officer


Date:  May 11, 2001        By:         /s/  Eric E. Stickels
                                       -----------------------------------------
                                       Eric E. Stickels
                                       Senior Vice President and Chief
                                       Financial Officer