Form 10-Q
period 2001-06-30
ONEIDA FINANCIAL CORP
filed 2001-08-10
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

                                    OR

     {_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ______________

                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

          Federal                                           16-1561678
(State or other jurisdiction of                            (IRS Employer)
 incorporation or organization)                         Identification Number)

                     182 Main Street, Oneida, New York 13421
                    (Address of Principal Executive Offices)


Registrant's telephone number, including area code:  (315) 363-2000

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check x whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,198,886 shares of the Registrant's common stock outstanding as of August 1, 2001.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements                                                      1

         Consolidated Statements of  Condition (unaudited)
2
         As of June 30, 2001 and December 31, 2000 (audited)

         Consolidated Statements of Operations (unaudited)                             3
         For the three months ended and six months ended June 30, 2001 and 2000

         Consolidated Statements of Comprehensive Income (unaudited)                   4
         For the three months ended and six months ended June 30, 2001 and 2000

         Consolidated Statements of Cash Flows (unaudited)                             5
         For the three months ended and six months ended June 30, 2001 and 2000

         Notes to Consolidated Financial Statements (unaudited)                        6

   Item 2.   Management's Discussion and Analysis of Financial Condition               9
             and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk               16

PART II. OTHER INFORMATION                                                            17

PART I. FINANCIAL INFORMATION

     Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2001 and December 31, 2000

                                                                     (unaudited)              (audited)
                                                                         At                      At
                                                                      June 30,              December 31,
                                                                        2001                    2000
                                                                        ----                    ----
                                                                             (in thousands)

ASSETS
         Cash and due from banks                                     $   6,586               $   7,217
         Federal funds sold                                             10,000                   1,600
                                                                     ---------               ---------
  TOTAL CASH AND CASH EQUIVALENTS                                       16,586                   8,817

         Investment securities, at fair value                           73,067
                                                                                                90,796
         Mortgage-backed securities, at fair value                      55,230                  40,473
                                                                     ---------               ---------
   TOTAL INVESTMENT SECURITIES                                         128,297                 131,269

         Mortgage loans held for sale                                    2,640                   1,109
         Loans receivable                                              165,036                 165,184
         Allowance for credit losses                                    (1,710)                 (1,632)
                                                                     ---------               ---------
   LOANS RECEIVABLE, NET                                               163,326                 163,552

         Bank premises and equipment, net                                6,898                   6,172
         Accrued interest receivable                                     2,147                   2,268
         Other real estate                                                 239                      55
         Intangible and other assets                                     8,286                   6,293
         Cash surrender value - life insurance                           9,127                       0
                                                                     ---------               ---------
         TOTAL ASSETS                                                $ 337,546               $ 319,535
                                                                     =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Due to depositors                                           $ 213,394               $ 201,850
         Mortgagors' escrow funds                                          839                     906
         Borrowings                                                     76,600                  72,100

         Other liabilities                                               3,145                   2,421
         Income tax payable                                                291                     413
                                                                     ---------               ---------
TOTAL LIABILITIES                                                      294,269                 277,690
Shareholders' equity:
         Common stock ( $.10 par value; 8,000,000
              shares authorized;  3,663,438 issued)                        366                     366
         Additional paid-in capital                                     16,307                  16,293

         Retained earnings                                              31,912                  31,176
         Common shares issued under employee
               stock plans - unearned                                   (1,021)                 (1,021)

         Accumulated other comprehensive income (loss)                    (338)                   (460)

         Treasury stock (at cost, 303,714
                                    and 349,010 shares)                 (3,248)                 (3,729)
         Unearned stock compensation                                      (701)                   (780)
                                                                     ---------               ---------
   TOTAL SHAREHOLDERS' EQUITY                                           43,277                  41,845
                                                                     ---------               ---------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                        $ 337,546               $ 319,535
                                                                     =========               =========


The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and Six Months Ended June 30, 2001 (unaudited) and 2000 (unaudited)

                                                                         Three Months Ended          Six Months Ended
                                                                        June 30,     June 30,      June 30,     June 30,
                                                                          2001         2000          2001         2000
                                                                          ----         ----          ----         ----
                                                                        (in thousands, except  Earnings Per Share Data)

INTEREST INCOME:
         Interest and fees on loans                                      $ 3,578      $ 3,361        7,196        6,541

         Interest on investment and mortgage-
                  backed securities                                        1,872        1,720        3,663        3,338

         Dividends on equity securities                                      252          334          544          620

         Interest on federal fund sold and
              interest-bearing deposits                                       79           11          134           27
                                                                         -------      -------      -------      -------

   Total interest and dividend income                                      5,781        5,426       11,537       10,526
                                                                         -------      -------      -------      -------

INTEREST EXPENSE:
         Savings deposit                                                     205          276          473          551
         Money market and Super NOW                                          150          174           320         344
         Time deposits                                                     1,659        1,388        3,300        2,728
         Borrowings                                                        1,062          954        2,114        1,761
                                                                         -------      -------      -------      -------

                  Total interest expense                                   3,076        2,792        6,207        5,384
                                                                          -------      -------      -------      -------

NET INTEREST INCOME                                                        2,705        2,634        5,330        5,142

         Less: Provision for credit losses                                   120           84          240          150
                                                                          -------      -------      -------      -------

   Net interest income after provision for credit losses                   2,585        2,550        5,090        4,992
                                                                          -------      -------      -------      -------

OTHER INCOME:
         Investment security gain, net                                       (26)        (149)         (10)        (149)

         Other operating income                                            1,655          251        3,210          509
                                                                          -------      -------      -------      -------

   Total other income                                                      1,629          102        3,200          360
                                                                          -------      -------      -------      -------

OTHER EXPENSES:
         Compensation and employee benefits                                1,897        1,070        3,811        2,155
         Occupancy expenses, net                                             622          365        1,163          712
         Other operating expense                                             685          364        1,384          771
                                                                          -------      -------      -------      -------

  Total other expenses                                                     3,204        1,799        6,358        3,638
                                                                          -------      -------      -------      -------

INCOME BEFORE INCOME TAXES                                                 1,010          853        1,932        1,714
                                                                          -------      -------      -------      -------

   Provision for income taxes                                                313          236          593          490
                                                                          -------      -------      -------      -------

NET INCOME                                                                $  697       $  617       $1,339       $1,224
                                                                          =======      =======      =======      =======

EARNINGS PER SHARE - BASIC                                                $ 0.22       $ 0.19       $ 0.42       $ 0.38
EARNINGS PER SHARE - DILUTED                                              $ 0.21       $ 0.19       $ 0.42       $ 0.38
                                                                          =======      =======      =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended and Six Months Ended June 30, 2001 (unaudited) and 2000 (unaudited)

                                                          Three Months Ended       Six Months Ended
                                                          June 30,   June 30,     June 30,    June 30,
                                                            2001       2000         2001        2000
                                                            ----       ----         ----        ----
                                                                        (in thousands)

      Net income                                          $   697    $   617       $ 1,339    $ 1,224
                                                          -------    -------       -------    -------

      Othercomprehensive income, net of tax:
        Unrealized gains(losses) on assets
           available for sale:
          Unrealized holding gains (losses)
             arising during period                           (749)       974           193        456
          Less: reclassification adjustment for
              gains included in net income                     26        149            10        149
                                                          -------    -------       -------    -------

                                                             (723)     1,123           203        605
          Net income tax effect                               289       (449)          (81)      (242)
                                                          -------    -------       -------    -------
Other comprehensive income(loss), net of tax                 (434)       674           122        363

Comprehensive Income                                      $   263    $ 1,291       $ 1,461    $ 1,587
                                                          =======    =======       =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended and Six Months Ended June 30, 2001 (unaudited) and 2000 (unaudited )

                                                                               Three Months Ended        Six Months Ended
                                                                              June 30,     June 30,    June 30,     June 30,
                                                                               2001         2000         2001         2000
                                                                               ----         ----         ----         ----
                                                                                             (in thousands)

Operating Activities:
   Net income                                                               $    697     $    617     $  1,339     $  1,224
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                              295          170          596          340
      Amortization of premiums/discounts on securities, net                       16          (33)          30          (28)
      Provision for credit losses and other real estate losses                   120           84          240          150
      Stock compensation earned                                                   39           26           79           26
      Loss on sale of other real estate                                            0            0            0            7
      Loss (Gain) on sale/call of securities, net                                 26          149           10          149
      Gain on sale of loans, net                                                 (22)          (5)         (37)          (8)
      Income tax payable                                                         (18)        (256)        (122)        (490)
      Accrued interest receivable                                                (82)         387          121         (120)
      Other assets                                                               (73)         (74)      (1,408)        (211)
      Other liabilities                                                          198          (27)       1,224          179
      Origination of loans held for sale                                      (9,560)      (2,040)     (14,027)      (2,506)
      Proceeds from sales of loans                                             8,512        1,266       12,533        1,575
                                                                            --------     --------     --------     --------
          Net cash provided by operating activities                              148          264          578          287
                                                                            --------     --------     --------     --------
Investing Activities:
  Purchase of investment securities                                           (6,972)      (2,855)     (25,290)      (8,813)
  Principal collected on and proceeds of maturities
      sales or calls from investments                                         14,317        6,897       42,984        6,909
  Purchase of mortgage-backed securities                                     (13,051)      (2,450)     (20,882)     (10,432)
  Principal collected on and proceeds from sales
     of  mortgage-backed securities                                            3,425          869        6,323        1,563
  Net decrease (increase) in loans                                               821       (3,362)        (253)     (10,089)
  Purchase of bank premises and equipment                                       (808)        (475)      (1,150)        (565)
  Proceeds from sale of other real estate                                          0           25           55           68
  Purchase of insurance agencies                                                   0            0         (965)           0
  Purchase of life insurance                                                       0            0       (9,000)           0
                                                                             --------     --------     --------     --------
          Net cash used in investing activities                               (2,268)      (1,351)      (8,178)     (21,359)
                                                                            --------     --------     --------     --------
Financing Activities:
  Net increase (decrease) in demand deposit, savings,
      money market, super now and escrow                                       4,542         (778)       5,243        4,237
  Net increase in time deposits                                                1,926          180        6,234        1,705
  Proceeds from  borrowings                                                    4,000        6,300       11,500       29,500
  Repayment of borrowings                                                          0       (5,000)      (7,000)     (15,400)
  Cash dividends                                                                   0            0         (603)        (546)
  Purchase of treasury stock                                                       0         (475)         (18)      (1,253)
  Treasury stock reissued                                                         13            0           13            0
                                                                            --------     --------     --------     --------
           Net cash provided by financing activities                          10,481          227       15,369       18,243
                                                                            --------     --------     --------     --------
Increase (decrease) in cash and cash equivalents                               8,361         (860)       7,769       (2,829)
                                                                            --------     --------     --------     --------
Cash and cash equivalents at beginning of period                               8,225        6,846        8,817        8,815
                                                                            --------     --------     --------     --------
Cash and cash equivalents at end of period                                    16,586        5,986       16,586        5,986
                                                                            ========     ========     ========     ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                                         3,145        2,861        6,275        5,343
Cash paid for income taxes                                                       331          497          551          502
Non-cash investing activities:
Unrealized gain (loss) on investment and mortgage-backed
     securities designated as available for sale                                (723)       1,123          203          605
Transfer of loans to other real estate                                           239            0          239           72
                                                                            ========     ========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                             Oneida Financial Corp.
                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                                  June 30, 2001


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Company at June 30, 2001 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and six-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended and six months ended June 30:


                                              Income            Shares             Per Share
                                              ------            ------             ---------

For the Three Months Ended June 30, 2001:
-----------------------------------------
Net income (Three Months Ended)             $696,692
                                            --------

Basic Earnings Per Share:                   $696,692         3,193,611               $0.22
                                                                                     -----
Effect of dilutive securities:
         Stock options and awards                  0            53,738
                                            --------------------------
Diluted Earnings Per Share                  $696,692         3,247,349               $0.21
                                                                                     -----

For the Six Months Ended June 30, 2001:
---------------------------------------

Net income (Six Months Ended)               $1,339,312
                                            ----------

Basic Earnings Per Share:                   $1,339,312       3,174,385               $0.42
                                                                                     -----
Effect of dilutive securities:
         Stock options and awards                    0          52,690
                                            --------------------------
Diluted Earnings Per Share                  $1,339,312       3,227,075               $0.42
                                                                                     -----

For the Three Months Ended June 30, 2000:
-----------------------------------------

Net income (Three Months Ended)             $616,537
                                            --------

Basic Earnings Per Share:                   $616,537         3,214,476               $0.19
                                                                                     -----
Effect of dilutive securities:
         Stock options and awards                  0             2,317
                                            --------------------------
Diluted Earnings Per Share                  $616,537         3,216,793               $0.19
                                                                                     -----

For the Six Months Ended June 30, 2000:
---------------------------------------
Net income (Six Months Ended)               $1,224,281
                                            ----------

Basic Earnings Per Share:                   $1,224,281       3,249,308               $0.38
                                                                                     -----
Effect of dilutive securities:
         Stock options and awards                    0           1,159
                                            --------------------------
Diluted Earnings Per Share                  $1,224,281       3,250,467               $0.38
                                                                                     -----

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

The acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of the agencies operations are included in the financial statements as of the date of the acquisitions.

Note D - Stock Compensation Plans

On April 25, 2000, shareholder approval was obtained for the Oneida Financial Corp. 2000 Recognition and Retention Plan and the Oneida Financial Corp. 2000 Stock Option Plan. The plans authorize 83,238 and 166,475 shares respectively of the Company's common stock to be used for the purpose of granting awards and options under the terms of the plans. Under the Recognition and Retention Plan, the Company issued 83,238 shares of stock in April 2000 of which 74,000 shares have been awarded. The Company recorded $884,404 of unearned compensation expense to be accrued over a five-year vesting period. As of March 31, 2001, $144,000 has been expensed to date. The Stock Option plan has awarded 150,500 shares of that authorized. All options granted have ten-year terms and vest and become fully exercisable evenly over a five-year period. The exercise price for each option share is the fair market value at the date of grant, which was $10.625 on April 25, 2000.

Note E - Charter Conversion

On April 24, 2001, shareholder approval was obtained for a Plan of Charter Conversion by which the Company would convert its charter from a Delaware corporation to a Federal corporation chartered by the Office of Thrift Supervision ("OTS"). The Bank itself will retain its New York State savings bank charter. The Company received regulatory approval from the OTS on July 12, 2001 and completed the charter conversion on July 18, 2001.

Note F - Segment Information

Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended and six months ended June 30, 2001, the Company's insurance activities consisted of those conducted through Bailey & Haskell Associates, Inc., Noyes and LaLonde, Inc., and The Dunn Agency subsidiaries. The acquisition for Bailey & Haskell Associates, Inc. was completed in October 2000 and therefore segment information for the three months ended and six months ended June 30, 2000 is not presented. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                                 Three Months Ended June 30, 2001
                                                      -------------------------------------------------------
                                                                             2001
                                                      -------------------------------------------------------
                                                           Banking           Insurance
                                                          Activities         Activities             Total

Net interest income                                         2,705                --                 2,705
Provision for credit losses                                   120                --                   120
                                                           -------            --------             --------

         Net interest income after provision
                  for credit losses                         2,585                --                 2,585
Other income                                                  456               1,173               1,629
Other expenses                                              2,185               1,019               3,204
                                                           -------            --------             --------

         Income before income taxes                           856                 154               1,010
Income tax expense                                            265                  48                 313
                                                           -------            --------             --------
         Net income                                           591                 106                 697
                                                           =======            ========             ========


                                                                  Six Months Ended June 30, 2001
                                                     --------------------------------------------------------
                                                                             2001
                                                     --------------------------------------------------------
                                                          Banking            Insurance
                                                         Activities          Activities             Total
Net interest income                                        5,330                 --                  5,330
Provision for credit losses                                  240                 --                    240
                                                          -------            --------              --------
         Net interest income after provision
                  for credit losses                        5,090                 --                  5,090
Other income                                                 837                2,363                3,200
Other expenses                                             4,353                2,005                6,358
                                                          -------            --------              --------
         Income before income taxes                        1,574                  358                1,932
Income tax expense                                           483                  110                  593
                                                          -------            --------              --------
         Net income                                        1,091                  248                1,339
                                                          =======            ========              ========

Note F -  Impact of New Accounting Standards

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. ___ This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Statement would apply to the Company beginning on January 1, 2001. The effect of this pronouncement is expected to have a material impact on the Company's financial statements. Goodwill amortization for the six months ended June 30, 2001 totalled $171,000 or $0.06 per share. There was no amortization for the six months ended June 30, 2000.

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

GENERAL

         Oneida Financial Corp. is the parent company of The Oneida Savings Bank (the "Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2000 and June 30, 2001 the Company had 3,138,190 shares and 3,198,286 shares outstanding of which 1,915,445 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

         On April 24, 2001, shareholder approval was obtained for a Plan of Charter Conversion by which the Company would convert its charter from a Delaware corporation to a Federal corporation chartered by the Office of Thrift Supervision ("OTS"). The Bank itself will retain its New York State savings bank charter. Consummation of the charter conversion, even if approved by shareholders of the Company, will be subject to approval by the OTS. The Company received regulatory approval from the OTS on July 12, 2001 and completed the charter conversion on July 18, 2001.

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

FINANCIAL CONDITION

         ASSETS. Total Assets at June 30, 2001 were $337.6 million, an increase of $18.0 million from $319.6 million at December 31, 2000. Asset growth was supported by an increase of $8.4 million in federal funds sold as a result of timing differences of reinvesting called Agency bond proceeds and fixed rate loans sold in the secondary market. Net loans receivable increased $1.3 million since December 31, 2000. Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets. At June 30, 2001, total consumer and commercial business loans increased by $6.4 million from December 31, 2000. Residential loans decreased by $6.8 million since December 31, 2000, which total included the sale of $12.5 million in the secondary market during the first half of 2001. In addition, the Bank purchased $9.0 million of Bank Owned Life Insurance recorded at cash value on the balance sheet with increases in cash value to be recorded as non-interest income in future periods. Other assets increased $2.0 million due largely to goodwill recorded as part of the acquisition of two insurance agencies as of January 1, 2001. Partially offsetting the increases to total assets was a decrease of $3.0 million in investment and mortgage-backed securities as a result of timing of Agency bonds being called due to declines in market rates and the Bank investing the money in other investments.

         LIABILITIES. Total liabilities increased by $16.6 million or 6.0% to $294.3 million at June 30, 2001 from $277.7 million at December 31, 2000. The increase is primarily the result of an increase of $11.5 million in total deposits as well as an increase of $4.0 million in borrowings. The Bank continues to emphasize core deposits and checking accounts, which increased by $4.9 million since December 31, 2000. In addition, certificate of deposit accounts increased $6.2 million since December 31, 2000, or by 5.6%.

         STOCKHOLDERS' EQUITY. Total stockholders' equity at June 30, 2001 was $43.3 million, an increase of $1.5 million from $41.8 million at December 31, 2000. The increase in stockholders' equity was primarily as a result of the addition of after-tax net income of $1.3 million for the six months ended June 30, 2001. Furthermore, 45,496 shares of treasury stock were issued during the first quarter as a portion of the purchase consideration resulting from the acquisition of Bailey & Haskell Associates, Inc. The increase in stockholder's equity was also due to an adjustment for the net unrealized gain on available for sale mortgage-backed and other investment securities due to lower market interest rates at June 30, 2001 as compared with December 31, 2000. The decrease in interest rates generally has a positive affect on the market value of the Company's investments and mortgage-backed securities portfolios. Accumulated Other Comprehensive Income (Loss) increased $122,000 from December 31, 2000. The increases to total stockholders' equity were offset by the payment of the Company's fourth semiannual cash dividend of $0.18 resulting in an equity reduction of $603,000.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on the assets or liabilities.

         AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended and six months ended June 30, 2001 and 2000 and for the year ended December 31, 2000. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

         TABLE 1.  Average Balance Sheet. (Quarterly)

                                                 Three Months Ended June 30,                 Twelve Months Ended Dec. 31,
                                 ----------------------------------------------------------  ----------------------------
                                               2001                         2000                          2000
                                  Average    Interest           Average   Interest             Average   Interest
                                 Outstanding Earned/   Yield/ Outstanding  Earned/  Yield/   Outstanding  Earned/  Yield/
                                  Balance      Paid     Rate    Balance     Paid     Rate      Balance     Paid     Rate
                                  -------      ----     ----    -------     ----     ----      -------     ----     ----
Interest-earning Assets:                                         (Dollars in Thousands)
------------------------
  Loans Receivable                 $168,542     $3,578  8.49%    $160,788    $3,361  8.36%      $161,920   $13,830   8.54%
  Investment Securities             118,967      2,056  6.91%     122,534     2,002  6.54%       121,339     8,004   6.60%
  Federal Funds                       7,749         79  4.08%         569        11  7.73%         1,274        67   5.26%
  Equity Securities                   6,362        68   4.28%       5,515        52  3.77%         5,700       239   4.19%
                                      -----        ---  -----      ------       ---  -----        ------      ----   -----
    Total Interest-earning          301,620      5,781  7.67%     289,406     5,426  7.50%       290,233    22,140   7.63%
                                   --------     ------  -----    --------    ------  -----      --------   -------   -----
Assets
Interest-bearing Liabilities:
  Money Market Deposits             $17,181       $120  2.79%     $16,504      $136  3.32%       $16,899      $568   3.36%
  Savings Accounts                   49,242        205  1.67%      47,138       276  2.36%        46,314     1,105   2.39%
  Interest-bearing Checking           8,953         30  1.34%       8,579        38  1.77%         8,380       150   1.79%
  Time Deposits                     112,012      1,659  5.92%     101,827     1,388  5.45%       102,634     5,770   5.62%

Borrowings                           75,281      1,062  5.64%      64,009       954  5.96%        65,856     4,017   6.10%
                                    -------     ------  -----     -------      ----  -----       -------    ------   -----
    Total Interest-bearing Liabs    262,669      3,076  4.68%     238,057     2,792  4.69%       240,083    11,610   4.84%
                                   --------     ------  -----    --------    ------  -----      --------   -------   -----
    Net Interest Income                         $2,705                       $2,634                        $10,530
                                               =======                      =======                        =======
    Net Interest Spread                                 2.99%                        2.80%                           2.79%
                                                        =====                        =====                           =====
    Net Earning Assets             $38,951                       $51,349                        $50,150
                                   ========                      ========                       =======
   Net yield on average
      Interest-earning assets                    3.59%                        3.64%                          3.63%
                                                 =====                        =====                          =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                   114.83%                      121.57%                        120.89%
                                               =======                      =======                        =======

                                                     Six Months Ended June 30,                   Twelve Months Ended Dec. 31,
                                                 2001                         2000                           2000
                                  ----------------------------------------------------------    -----------------------------
                                    Average    Interest           Average   Interest               Average   Interest
                                  Outstanding   Earned/  Yield/ Outstanding  Earned/  Yield/     Outstanding  Earned/  Yield/
                                    Balance      Paid     Rate    Balance     Paid     Rate        Balance     Paid     Rate
                                    -------      ----     ----    -------     ----     ----        -------     ----     ----
Interest-earning Assets:                                         (Dollars in Thousands)
------------------------
  Loans Receivable                 $167,445     $7,196  8.60%    $157,321    $6,541  8.32%        $161,920   $13,830   8.54%
  Investment Securities             120,138      4,067  6.77%     119,202     3,855  6.47%         121,339     8,004   6.60%
  Federal Funds                       5,717        134  4.69%       1,376        27  3.92%           1,274        67   5.26%
  Equity Securities                   6,362       140   4.40%      5,256       103   3.92%          5,700       239    4.19%
                                      -----       ----  -----      ------      ----  -----          ------      ----   -----
    Total Interest-earning         299,662     11,537   7.70%    283,155    10,526   7.43%        290,233    22,140    7.63%
                                   --------    -------  -----    --------   -------  -----        --------   -------   -----
Assets
Interest-bearing Liabilities:
  Money Market Deposits             $16,663       $253  3.04%     $16,284      $268  3.29%         $16,899      $568   3.36%
  Savings Accounts                   48,483        473  1.95%      46,203       551  2.39%          46,314     1,105   2.39%
  Interest-bearing Checking           8,803         67  1.52%       8,449        76  1.80%           8,380       150   1.79%
  Time Deposits                     110,559      3,300  5.97%     101,572     2,728  5.37%         102,634     5,770   5.62%

Borrowings                          73,207      2,114   5.78%     59,555     1,761   5.91%         65,856     4,017    6.10%
                                    -------     ------  -----     -------    ------  -----         -------    ------   -----
    Total Interest-bearing Liabs   257,716      6,207   4.82%    232,063     5,384   4.64%        240,083    11,610    4.84%
                                   --------     ------  -----    --------    ------  -----        --------   -------   -----
    Net Interest Income                        $5,330                       $5,142                          $10,530
                                               =======                      =======                         =======
    Net Interest Spread                                 2.88%                        2.79%                             2.79%
                                                        =====                        =====                             =====
    Net Earning Assets             $41,946                       $51,092                          $50,150
                                   ========                      ========                         =======
   Net yield on average
      Interest-earning assets                    3.56%                        3.63%                            3.63%
                                                 =====                        =====                            =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                   116.28%                      122.02%                          120.89%
                                               =======                      =======                          =======

RESULTS OF OPERATIONS

         GENERAL. Net income for the three months ended June 30, 2001 increased by $80,000 or 13.0% to $697,000 for the second quarter 2001 from $617,000 for the three months ended June 30, 2000. Net income for the six months ended June 30, 2001 increased by $115,000 or 9.4% to $1.3 million compared to $1.2 million for the same period 2000. Cash earnings for the sixth month ended June 30,2001, which excludes the amortization of goodwill, increased $286,000 or 23.4% to $1.5 compared with $1.2 for the same period during 2000. Cash earnings per share was $0.48 for the six months ended June 30, 2001 compared to $0.38 for the same period for 2000. The increases were due primarily to an increase in net interest income and other income. The increases in income were partially offset by increases in other operating expenses, an increase in the provision for credit losses and an increase in the provision for income taxes.

         INTEREST INCOME. Interest Income increased by $355,000 or 6.5%, to $5.8 million for the three months ended June 30, 2001 from $5.4 million for three months ended June 30, 2000. For the six months ended June 30, 2001 total interest income was $11.6 million, an increase of $1.1 million or 9.6% as compared with the same period in 2000. The increase in interest income was primarily derived from an increase in income on loans receivable of $217,000 for the second quarter of 2001 and $655,000 for the year to date. In addition, income on investment and mortgage-backed securities increased $152,000 and $325,000 for the three months ended and six months ended June 30, 2001. Interest on federal funds increased $68,000 for the second quarter 2001 and $107,000 year to date. Dividend income on equity securities decreased $82,000 for the second quarter 2001 and $76,000 year to date partially offsetting the increases in interest income.

         The increase in loan income is a result of an increase of $7.8 million in the average balance in loans receivable for the three months ended June 30, 2001 as compared with the same period in 2000 as well as an increase of 13 basis points in average yield from 8.36% at June 30, 2000 to 8.49% at June 30, 2001. Management's strategy is to emphasize the origination of consumer and commercial business loans for retention in the Bank's portfolio. Consumer and commercial business loans increased $6.4 million during the first six months of 2001. The residential real estate portfolio decreased by $6.8 million due to sales of $12.5 million fixed rate loans in the secondary market due to an increased demand for fixed rate loan products in the current rate environment.

         Investment income increased as a result of an increase in the average yield of investment securities of 37 basis points during the second quarter of 2001 compared to 2000. The increase in investment income was offset by a decrease of $3.6 million in the average balance of investment and mortgage-backed securities for the three month period ended June 30, 2001 as compared with the same period in 2000. For the six months ended June 30, 2001 the average balance of investments and mortgage-backed securities decreased $936,000 with the average yield increasing 30 basis points from 6.47% during the six month period in 2000 to 6.77% during the 2001 period.

         Income on federal funds increased as a result of an increase of $7.2 million in the average balance of federal funds partially offset by a decrease of 365 basis points in the average yield earned. The increase in average balance was due to the increase in deposit accounts during the 2001 quarter.

         INTEREST EXPENSE. Interest expense was $3.1 million for the three months ended June 30, 2001; an increase of $284,000 or 10.2% from the same period in 2000. The increase in interest expense is due to an increase in the cost of borrowed funds and deposit accounts. The average balance outstanding in borrowings during the three months ended June 30, 2001 was $75.3 million compared to $64.0 million for the same period in 2000. The borrowed funds resulted in an increase in interest expense of $108,000 for the second quarter of 2001 compared with $954,000 of interest expense on borrowed funds for the 2000 period. Interest expense on deposits increased by $176,000 for the three months ended June 30, 2001 to $2.0 million, an increase of 9.6%. The increase in interest expense on deposits was due to an increase in the average balance on deposit accounts of $13.3 million partially offset by a 118 basis point decrease in the average rate paid on deposits. The average balance of deposits for the six months ended June 30, 2001 increased $12.0 million as compared with the same period of 2000, resulting in an increase in interest expense partially offset by a decrease of 37 basis points in the average rate paid on deposits during the 2001 period.

         PROVISION FOR CREDIT LOSSES. Total provision for credit losses for the three months ended June 30, 2001 were $120,000 as compared to $84,000 made during the same period of 2000. For the six months ended June 30, 2001, the provision for credit losses was $240,000 which was $90,000 over the same period in 2000. The allowance for credit losses was $1.7 million or 1.03% of loans receivable at June 30, 2001 as compared with $1.6 million or 0.99% of loans receivable at June 30, 2000. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending.

         OTHER INCOME. Other operating income increased by $1.5 million for the three-month period ending June 30, 2001 compared with the same period in 2000 to $1.6 million from $102,000. This improvement is primarily due to commission income received from the insurance agencies of $1.2 million as well as an increase in the cash surrender value of the Bank Owned Life Insurance purchased in 2001 of $133,000. In addition, there was an increase in fee income on deposit accounts of $34,000 from $146,000 during the 2000 period to $180,000 for the 2001 period. Mortgage servicing fees also increased $36,000 to $72,000 in 2001 from $36,000 in 2000.

         OTHER EXPENSES. Other operating expenses increased by $1.4 million or 78.1%, to $3.2 million for the three months ended June 30, 2001 from $1.8 million for the same period in 2000. The increase was primarily the result of operating expenses incurred as the Company entered the insurance agency business. Compensation increased $827,000 of which $722,000 is compensation of the insurance agency subsidiaries. Building occupancy increased $257,000 of which $175,000 resulted from expenses from insurance agency subsidiaries. The remaining increase is due to normal repairs, maintenance and supplies for Bank properties. Other operating expenses increased $321,000 of which $86,000 represents amortization of goodwill due to the insurance agency acquisitions. The remaining increase is largely due to expenses incurred by the insurance agencies.

         For the six months ended June 30, 2001, operating expenses increased $2.7 million to $6.4 million from $3.6 million for the six months ended June 30, 2000. The increase was primarily the result of operating expenses incurred as the Company entered the insurance agency business. In addition, $171,000 of amortization expense was recorded as part of the acquisitions.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The effect of this pronouncement is expected to have a material impact on the Company's financial statements. For the six months ended June 30, 2001, the eliminating of the goodwill amortization expense would have increased earnings per share by $0.06.

         INCOME TAX. Income tax expense was $313,000 for the three months ended June 30, 2001, an increase of $77,000 from the second quarter 2000 provision of $236,000. The effective tax rate increased to 30.7% for 2001 to date from 28.6% for the six months of 2000.

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended and Six Months Ended June 30, 2001 and June 30, 2000(unaudited)

(annualized where appropriate)

                                                      Three Months Ending            Six Months Ending
                                                           June 30,                      June 30,
                                                       2001       2000              2001          2000
                                                       ----       ----              ----          ----
Performance Ratios:
    Return on average assets                           0.83%      0.81%              0.82%         0.83%
    Return on average equity                           6.43%      6.27%              6.25%         6.22%
    Net interest margin                                3.59%      3.64%              3.56%         3.63%
    Efficiency Ratio                                  71.51%     62.36%             72.44%        64.38%
    Ratio of operating expense
        to average total assets                        3.73%      2.37%              3.77%         2.45%
    Ratio of average interest-earning assets
      to average interest-bearing liabilities        114.83%    121.57%            116.28%       122.02%

Asset Quality Ratios:

    Non-performing assets to total assets              0.11%      0.07%              0.11%         0.07%
    Allowance for loan losses
      to non-performing loans                       1247.45%   1382.61%           1247.45%      1382.61%
    Allowance for loan losses
      to loans receivable, net                         1.03%      0.99%              1.03%         0.99%

Capital Ratios:

    Total shareholders' equity to total assets        12.82%     13.27%             12.82%        13.27%
    Average equity to average assets                  13.05%     12.99%             13.05%        12.99%

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

         Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at June 30, 2001, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 4   Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders, held on April 24, 2001, shareholders voted on the following matters as follows:

Proposal No. 1 - Election of Directors

                                        For                      Withheld
                                        ---                      --------
  Michael R. Kallet                  3,143,995                     2,174
  James J. Devine                    3,143,995                     2,174
  John E. Haskell                    3,143,995                     2,174
  William D. Matthews                3,143,995                     2,174

Proposal No. 2 - Plan of Charter Conversion:

             For              Against                   Abstain
             ---              -------                   -------
          2,964,198            3,186                     1,534

Proposal No. 3 - Ratification of PricewaterhouseCoopers, LLP as auditors for the Company for the fiscal year ended December 31, 2001:

            For              Against                    Abstain
            ---              -------                    -------
         3,143,300            1,591                      1,278



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

                                         ONEIDA FINANCIAL CORP.


Date:    August 10, 2001           By:   /s/ Michael R. Kallet
                                         ---------------------------------------
                                         Michael R. Kallet
                                         President and Chief Executive Officer


Date:    August 10, 2001           By:   /s/  Eric E. Stickels
                                         ---------------------------------------
                                         Eric E. Stickels
                                         Senior Vice President and Chief
                                         Financial Officer