Form 10-Q
period 2001-09-30
ONEIDA FINANCIAL CORP
filed 2001-11-13
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                    OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Federal                                          16-1561678
          -------                                          ----------
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

Indicate by check x whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No  ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,202,837 shares of the Registrant's common stock outstanding as of November 1, 2001.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                             Page
                                                                                             ----

PART I.  FINANCIAL INFORMATION
    Item 1.       Financial Statements                                                        1

         Consolidated Statements of  Condition (unaudited)                                    2
         As of September 30, 2001 and December 31, 2000 (audited)

         Consolidated Statements of Operations (unaudited)                                    3
         For the three months ended and nine months ended September 30, 2001 and 2000

         Consolidated Statements of Comprehensive Income (unaudited)                          4
         For the three months ended and nine months ended September 30, 2001 and 2000

         Consolidated Statements of Cash Flows (unaudited)                                    5
         For the three months ended and nine months ended September 30, 2001 and 2000

         Notes to Consolidated Financial Statements (unaudited)                               6

   Item 2.        Management's Discussion and Analysis of Financial Condition                10
                  and Results of Operations

   Item 3.        Quantitative and Qualitative Disclosures About Market Risk                 17

PART II. OTHER INFORMATION                                                                   18

PART I.      FINANCIAL INFORMATION

                      Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2001 and December 31, 2000

                                                                           At                      At
                                                                      September 30,            December 31,
                                                                          2001                    2000
                                                                          ----                    ----
ASSETS                                                               (in thousands)
         Cash and due from banks                                       $   9,383               $   7,217
         Federal funds sold                                                8,900                   1,600
                                                                       ---------               ---------
  TOTAL CASH AND CASH EQUIVALENTS                                         18,283                   8,817

         Investment securities, at fair value                             72,811                  90,796
         Mortgage-backed securities, at fair value                        55,765                  40,473
                                                                       ---------               ---------
   TOTAL INVESTMENT SECURITIES                                           128,576                 131,269

         Mortgage loans held for sale                                      2,498                   1,109
         Loans receivable                                                169,139                 165,184
         Allowance for credit losses                                      (1,697)                 (1,632)
                                                                       ---------               ---------

   LOANS RECEIVABLE, NET                                                 167,442                 163,552

         Bank premises and equipment, net                                  7,022                   6,172
         Accrued interest receivable                                       2,108                   2,268
         Other real estate                                                    42                      55
         Intangible and other assets                                       8,025                   6,293
         Cash surrender value - life insurance                             9,255                       0
                                                                       ---------               ---------
         TOTAL ASSETS                                                  $ 343,251               $ 319,535
                                                                       =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Interest bearing                                              $ 192,859               $ 180,084
         Non-interest bearing                                             26,854                  22,672
         Borrowings                                                       76,600                  72,100
         Other liabilities                                                 2,586                   2,421
         Income tax payable                                                  313                     413
                                                                       ---------               ---------
TOTAL LIABILITIES                                                        299,212                 277,690
Shareholders' equity:
         Preferred Stock (1,000,000 shares authorized)                         0                       0
         Common stock ( $.01 par value; 20,000,000
              shares authorized;  3,663,438 issued)                          366                     366
         Additional paid-in capital                                       16,307                  16,293
         Retained earnings                                                32,137                  31,176
         Common shares issued under employee
               stock plans - unearned                                     (1,021)                 (1,021)

         Accumulated other comprehensive income (loss)                       143                    (460)
         Treasury stock (at cost, 298,314
                                    and 349,010 shares)                   (3,231)                 (3,729)
         Unearned stock compensation                                        (662)                   (780)
                                                                       ---------               ---------
   TOTAL SHAREHOLDERS' EQUITY                                             44,039                  41,845
                                                                       ---------               ---------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                          $ 343,251               $ 319,535
                                                                       =========               =========


        The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and Nine Months Ended
September 30, 2001 (unaudited) and 2000 (unaudited )

                                                                          Three Months Ended               Nine Months Ended
                                                                     September 30,   September 30,     September 30,   September 30,
                                                                         2001             2000            2001             2000
                                                                         ----             ----            ----             ----
                                                                              (in thousands, except Earnings Per Share Data)
INTEREST INCOME:
         Interest and fees on loans                                   $  3,552        $  3,619          $ 10,748         $ 10,161
         Interest on investment and mortgage-
                  backed securities                                      1,663           1,870             5,326            5,207
         Dividends on equity securities                                    243             255               787              875
         Interest on federal fund sold and
              interest-bearing deposits                                     55               6               188               32
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                                    5,513           5,750            17,049           16,275
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposit                                                   211             281               684              832
         Money market and Super NOW                                        185             179               505              522
         Time deposits                                                   1,637           1,476             4,937            4,204
         Borrowings                                                      1,080           1,093             3,194            2,854
-----------------------------------------------------------------------------------------------------------------------------------
                  Total interest expense                                 3,113           3,029             9,320            8,412
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      2,400           2,721             7,729            7,863
         Less: Provision for credit losses                                 120              85               360              235
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for credit losses                 2,280           2,636             7,369            7,628
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
         Investment security gain (losses), net                             54             (54)               44             (203)
         Other operating income                                          1,827             269             5,038              778
-----------------------------------------------------------------------------------------------------------------------------------
   Total other income                                                    1,881             215             5,082              575
-----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                              1,869           1,135             5,680            3,290
         Occupancy expenses, net                                           548             359             1,711            1,071
         Other operating expense                                           716             413             2,100            1,183
-----------------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                                  3,133           1,907             9,491            5,544
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                               1,028             944             2,960            2,659
-----------------------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                              287             305               880              796
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $    741        $    639          $  2,080         $  1,863
===================================================================================================================================
EARNINGS PER SHARE - BASIC                                            $   0.23        $   0.20          $  0.65          $   0.58
EARNINGS PER SHARE - DILUTED                                          $   0.23        $   0.20          $  0.64          $   0.58
===================================================================================================================================


        The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended and Nine Months Ended
September 30, 2001 (unaudited) and 2000 (unaudited)


                                                                     Three Months Ended             Nine Months Ended
                                                                 September 30,  September 30,  September 30,  September 30,
                                                                     2001           2000           2001           2000
                                                                     ----           ----           ----           ----
                                                                                      (in thousands)
Net income                                                          $   741        $   639        $ 2,080        $ 1,863
                                                                    -------        -------        -------        -------

Other comprehensive income, net of tax:
  Unrealized gains(losses) on assets available for sale:
       Unrealized holding gains (losses)
          arising during period                                         856            694          1,049          1,150
       Less: reclassification adjustment for
          (gains) losses included in net income                         (54)            54            (44)           203
                                                                    -------        -------        -------        -------
                                                                        802            748          1,005          1,353
       Net income tax effect                                           (321)          (299)          (402)          (541)
                                                                    -------        -------        -------        -------
Other comprehensive income, net of tax                                  481            449            603            812

Comprehensive Income                                                $ 1,222        $ 1,088        $ 2,683        $ 2,675
                                                                    =======        =======        =======        =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended and Nine Months
Ended September 30, 2001 (unaudited) and 2000 (unaudited)

                                                                        Three Months Ended           Nine Months Ended
                                                                   September 30,   September 30,  September 30,   September 30,
                                                                      2001             2000           2001            2000
                                                                      ----             ----           ----            ----
     Operating Activities:                                                               (in thousands)
   Net income                                                       $    741         $    639       $  2,080       $  1,863
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                      285              175            881            515
      Amortization of premiums/discounts on securities, net               (5)             (34)            25            (62)
      Provision for credit losses and other real estate losses           120               85            360            235
      Provision for investment losses                                     79                0             79              0
      Stock compensation earned                                           39               39            118             65
      Loss on sale of other real estate                                   25                0             25              7
      Loss (Gain) on sale/call of securities, net                        (54)              54            (44)           203
      Gain on sale of loans, net                                         (51)              (8)           (88)           (16)
      Income tax payable                                                  22              100           (100)          (390)
      Accrued interest receivable                                         39             (515)           160           (635)
      Other assets                                                      (274)             (15)        (1,682)          (226)
      Other liabilities                                                 (558)             422            666            601
      Origination of loans held for sale                              (6,805)          (3,030)       (20,832)        (5,536)
      Proceeds from sales of loans                                     6,998            2,096         19,531          3,671
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                      601                8          1,179            295
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                  (13,176)          (5,325)       (38,466)       (14,198)
  Principal collected on and proceeds of maturities
      sales or calls from investments                                 13,451            4,976         56,435         11,885
  Purchase of mortgage-backed securities                              (4,378)          (5,123)       (25,260)       (15,555)
  Principal collected on and proceeds from sales
     of  mortgage-backed securities                                    4,606            3,010         10,929          4,633
  Net decrease (increase) in loans                                    (4,277)          (5,000)        (4,531)       (15,089)
  Purchase of bank premises and equipment                               (323)            (785)        (1,474)        (1,350)
  Proceeds from sale of other real estate                                214               91            269            159
  Purchase of insurance agencies                                           0                0           (965)             0
  Purchase of life insurance                                               0                0         (9,000)             0
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                       (3,883)          (8,156)       (12,063)       (29,515)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase (decrease) in demand deposit, savings,
      money market, super now and escrow                               2,271            1,735          7,514          5,972
  Net increase in time deposits                                        3,209              330          9,443          2,035
  Proceeds from  borrowings                                            5,000           12,600         16,500         42,100
  Repayment of borrowings                                             (5,000)          (4,800)       (12,000)       (20,200)
  Cash dividends                                                        (517)            (569)        (1,119)        (1,115)
  Purchase of treasury stock                                               0             (440)           (17)        (1,693)
  Treasury stock reissued                                                 16                0             29              0
-----------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                   4,979            8,856         20,350         27,099
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                       1,697              708          9,466         (2,121)
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                      16,586            5,986          8,817          8,815
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            18,283            6,694         18,283          6,694
===================================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                                 2,989            2,908          9,264          8,251
Cash paid for income taxes                                               265              180            816            682
Non-cash investing activities:
Unrealized gain (loss) on investment and mortgage-backed
     securities designated as available for sale                         802              747          1,005          1,353
Transfer of loans to other real estate                                    42                0            281             72
===================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             Oneida Financial Corp.
                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                               September 30, 2001


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at September 30, 2001 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and nine-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and stock awards during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended and nine months ended September 30:


                                              Income            Shares             Per Share
                                              ------            ------             ---------

For the Three Months Ended September 30, 2001:
----------------------------------------------
Net income (Three Months Ended)             $741,014
                                            --------

Basic Earnings Per Share:                   $741,014         3,199,651               $0.23
                                                                                     -----
Effect of dilutive securities:
         Stock options and awards                  0            89,908
                                            --------------------------
Diluted Earnings Per Share                  $741,014         3,289,559               $0.23
                                                                                     -----

For the Six Months Ended September 30, 2001:
--------------------------------------------

Net income (Six Months Ended)               $2,080,326
                                            ----------

Basic Earnings Per Share:                   $2,080,326       3,189,308               $0.65
                                                                                     -----
Effect of dilutive securities:
         Stock options and awards                    0          65,146
                                            --------------------------
Diluted Earnings Per Share                  $2,080,326       3,254,454               $0.64
                                                                                     -----

For the Three Months Ended September 30, 2000:
----------------------------------------------

Net income (Three Months Ended)             $638,594
                                            --------

Basic Earnings Per Share:                   $638,594         3,161,198               $0.20
                                                                                     -----
Effect of dilutive securities:
         Stock options and awards                  0             2,847
                                            --------------------------
Diluted Earnings Per Share                  $638,594         3,164,045               $0.20
                                                                                     -----

For the Six Months Ended September 30, 2000:
--------------------------------------------
Net income (Six Months Ended)               $1,862,875
                                            ----------

Basic Earnings Per Share:                   $1,862,875       3,219,724               $0.58
                                                                                     -----
Effect of dilutive securities:
         Stock options and awards                    0           1,776
                                            --------------------------
Diluted Earnings Per Share                  $1,862,875       3,221,500               $0.58
                                                                                     -----


Note C - Acquisition of Insurance Agencies

On October 2, 2000, the Oneida Savings Bank (the "Bank") completed its acquisition of Bailey & Haskell Associates, Inc., an insurance agency (the "Agency"). The Agency was acquired for $3,075,000 in cash and $500,000 in Company stock to the Agency's shareholders. Goodwill in the amount of $3,350,000 was recorded in conjunction with the transaction. Goodwill is being amortized over 15 years. Under terms of the acquisition agreement, contingent purchase payments based on future performance levels may be made over a five-year period beginning in the Bank's fiscal year 2001. On January 19, 2001, 45,496 shares of stock were issued in the amount of $500,000 after regulatory approval was received.

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

Note D - Stock Compensation Plans

On April 25, 2000, shareholder approval was obtained for the Oneida Financial Corp. 2000 Recognition and Retention Plan and the Oneida Financial Corp. 2000 Stock Option Plan. The plans authorize 83,238 and 166,475 shares respectively of the Company's common stock to be used for the purpose of granting awards and options under the terms of the plans. Under the Recognition and Retention Plan, 74,000 shares have been awarded. The Company recorded $884,404 of unearned compensation expense to be recognized over a five-year vesting period. As of September 30, 2001, $222,000 has been expensed to date. The Stock Option plan has awarded 150,500 shares of that authorized. All options granted have ten-year terms and vest and become fully exercisable evenly over a five-year period. The exercise price for each option share is the fair market value at the date of grant, which was $10.625 on April 25, 2000.

Note E - Charter Conversion

The Company received regulatory approval to convert its charter from a Delaware Corporation to a Federal corporation chartered by the Office of Thrift Supervision ("OTS") on July 12, 2001 and completed the charter conversion on July 18, 2001. As part of the charter conversion, the total number of shares authorized changed from 8,000,000 at a par value of $0.10 to 20,000,000 at a par value of $0.01. In addition, one million shares of serial preferred stock were authorized. There is no serial preferred stock outstanding as of September 30, 2001.

Note F - Dividend Restrictions

Oneida Financial MHC, which owns 1,915,445 or 56.92% of Oneida Financial Corp., had filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of September 30, 2001, the retained earnings restricted for cash dividends waived was $689,560.

Note G - Segment Information

Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended and nine months ended September 30, 2001, the Company's insurance activities consisted of those conducted through Bailey & Haskell Associates, Inc., Noyes and LaLonde, Inc., and The Dunn Agency subsidiaries. The acquisition for Bailey & Haskell Associates, Inc. was completed in October 2000 and therefore segment information for the three months ended and nine months ended September 30, 2000 is not presented. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                                Three Months Ended September 30, 2001
                                                          ------------------------------------------------
                                                                               2001
                                                          ------------------------------------------------
                                                             Banking           Insurance
                                                            Activities         Activities         Total
                                                            ----------         ----------         -----
Net interest income                                           2,400              --               2,400
Provision for credit losses                                     120              --                 120
                                                              -----             -----             -----
               Net interest income after provision
                             for credit losses                2,280              --               2,280
Other income                                                    597             1,284             1,881
Other expenses                                                2,197               936             3,133
                                                              -----             -----             -----
               Income before income taxes                       680               348             1,028
Income tax expense                                              190                97               287
                                                              -----             -----             -----
               Net income                                       490               251               741
                                                              =====             =====             =====


                                                                Nine Months Ended September 30, 2001
                                                          -------------------------------------------------
                                                                               2001
                                                          -------------------------------------------------
                                                             Banking           Insurance
                                                            Activities         Activities         Total
                                                            ----------         ----------         -----

Net interest income                                           7,729              --               7,729
Provision for credit losses                                     360              --                 360
                                                              -----             -----             -----
               Net interest income after provision
                             for credit losses                7,369              --               7,369
Other income                                                  1,442             3,640             5,082
Other expenses                                                6,550             2,941             9,491
                                                              -----             -----             -----
               Income before income taxes                     2,261               699             2,960
Income tax expense                                              672               208               880
                                                              -----             -----             -----
               Net income                                     1,589               491             2,080
                                                              =====             =====             =====

Note H -  Impact of New Accounting Standards

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Statement would apply to the Company beginning on January 1, 2002. The effect of this pronouncement is expected to have a material impact on the Company's financial statements. Goodwill amortization for the nine months ended September 30, 2001 totaled $257,000 or $0.08 per share. There was no amortization for the nine months ended September 30, 2000.

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

GENERAL

     Oneida Financial Corp. is the parent company of the Bank. The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primarily derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2000 and September 30, 2001 the Company had 3,138,190 shares and 3,201,686 shares outstanding of which 1,915,445 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

     On April 24, 2001, shareholder approval was obtained for a Plan of Charter Conversion by which the Company would convert its charter from a Delaware corporation to a Federal corporation chartered by the Office of Thrift Supervision ("OTS"). The Company received regulatory approval from the OTS on July 12, 2001 and completed the charter conversion on July 18, 2001. The Bank retained its New York State savings bank charter.

     The Company paid its fifth consecutive semi-annual dividend on August 21, 2001. The dividend was paid to all shareholders of record as of August 7, 2001. The dividend was paid at a rate of $0.36 per share of common stock, which represented an increase of $0.18 per share. Oneida Financial MHC, which owns 56.92%, or 1,915,445 shares of Oneida Financial Corp. common stock was authorized to waive its receipt of cash dividend payments by Oneida Financial MHC Board action and subsequent OTS approval.

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

FINANCIAL CONDITION

     ASSETS. Total assets at September 30, 2001 were $343.3 million, an increase of $23.7 million from $319.6 million at December 31, 2000. Asset growth was supported by an increase of $7.3 million in federal funds sold as a result of called Agency bond proceeds and fixed rate loans sold in the secondary market. Net loans receivable increased $5.3 million since December 31, 2000. Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets. At September 30, 2001, total consumer and commercial business loans increased by $8.6 million from December 31, 2000. Residential loans decreased by $7.9 million since December 31, 2000, which total included the sale of $19.5 million in the secondary market during the first nine months of 2001. Historically, the principal lending activity of the Bank has been the origination, for retention in its portfolio, of ARM loans collateralized by one-to-four family residential real estate. In the current low interest rate environment, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods the Bank has originated fixed-rate one-to-four family loans for resale in the secondary market without recourse and on a servicing retained basis. In addition, the Bank purchased $9.0 million of Bank Owned Life Insurance. The purchase of Bank Owned Life Insurance was recorded at cash value on the balance sheet with increases in cash value to be recorded as non-interest income in future periods. Other assets increased $1.7 million due largely to goodwill recorded as part of the acquisition of two insurance agencies as of January 1, 2001. Partially offsetting the increases to total assets was a decrease of $2.7 million in investment and mortgage-backed securities as a result of Agency bonds being called due to declines in market rates and the Bank investing the money in other investments.

     LIABILITIES. Total liabilities increased by $21.5 million or 7.8% to $299.2 million at September 30, 2001 from $277.7 million at December 31, 2000. The increase is primarily the result of an increase of $17.0 million in total deposits as well as an increase of $4.5 million in borrowings. Core deposits and checking accounts increased by $4.2 million since December 31, 2000. In addition, certificate of deposit accounts increased $9.4 million since December 31, 2000, or by 8.6%.

     STOCKHOLDERS' EQUITY. Total stockholders' equity at September 30, 2001 was $44.0 million, an increase of $2.2 million from $41.8 million at December 31, 2000. The increase in stockholders' equity was primarily a result of the addition of after-tax net income of $2.1 million for the nine months ended September 30, 2001. Furthermore, 45,496 shares of treasury stock were issued during the first quarter as a portion of the purchase consideration resulting from the acquisition of Bailey & Haskell Associates, Inc. The increase in stockholder's equity was also due to an adjustment for the net unrealized gain on available for sale mortgage-backed and other investment securities due to lower market interest rates at September 30, 2001 as compared with December 31, 2000. The decrease in interest rates generally has a positive affect on the market value of the Company's investments and mortgage-backed securities portfolios. Accumulated Other Comprehensive Income (Loss) increased $604,000 from December 31, 2000. The increases to total stockholders' equity were offset by the payment of the Company's semiannual dividend of $0.36 per share resulting in a reduction of $517,000. The dividend payment represented an increase of $0.18 cents per share from the previous dividend payment. As a result of the Federal Charter conversion, Oneida Financial MHC which owns 56.92%% of the common stock of Oneida Financial Corp., was able to waive its receipt of the cash dividend payment. Total dividends paid during 2001 were $1.1 million.


ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on the assets or liabilities.

     AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended and nine months ended September 30, 2001 and 2000 and for the year ended December 31, 2000. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

         TABLE 1.  Average Balance Sheet. (Quarterly)

                                                Three Months Ended September 30,           Twelve Months Ended Dec. 31,
                                               2001                         2000                       2000
                                  Average    Interest           Average   Interest           Average   Interest
                                 Outstanding Earned/   Yield/ Outstanding  Earned/  Yield/ Outstanding  Earned/  Yield/
                                  Balance      Paid     Rate    Balance     Paid     Rate    Balance     Paid     Rate
                                  -------      ----     ----    -------     ----     ----    -------     ----     ----
Interest-earning Assets:                                           (Dollars in Thousands)
------------------------
  Loans Receivable                 $170,811     $3,552  8.32%    $165,326    $3,619  8.76%    $161,920   $13,830   8.54%
  Investment Securities             125,390      1,848  5.90%     124,711     2,068  6.63%     121,339     8,004   6.60%
  Federal Funds                       6,190         55  3.55%         292         6  8.22%       1,274        67   5.26%
  Equity Securities                   6,282         58  3.69%       6,123        57   3.72%      5,700       239   4.19%
                                   --------     ------  -----    --------    ------  -----    --------   -------   -----
    Total Interest-earning          308,673      5,513  7.14%     296,452     5,750   7.76%    290,233    22,140   7.63%
                                   --------     ------  -----    --------    ------  -----    --------   -------   -----
Assets
Interest-bearing Liabilities:
  Money Market Deposits             $18,272       $155  3.37%     $16,988      $142  3.34%     $16,899      $568   3.36%
  Savings Accounts                   47,958        211  1.75%      46,922       281  2.40%      46,314     1,105   2.39%
  Interest-bearing Checking           9,205         30  1.29%       8,167        37  1.81%       8,380       150   1.79%
  Time Deposits                     115,207      1,637  5.64%     102,934     1,476  5.74%     102,634     5,770   5.62%

Borrowings                           76,600      1,080  5.59%      70,367     1,093  6.21%      65,856     4,017   6.10%
                                   --------     ------  -----    --------    ------  -----    --------   -------   -----
    Total Interest-bearing Liabs    267,242      3,113  4.62%     245,378     3,029  4.94%     240,083    11,610   4.84%
                                   --------     ------  -----    --------    ------  -----    --------   -------   -----
    Net Interest Income                         $2,400                       $2,721                      $10,530
                                                ======                       ======                      =======
    Net Interest Spread                                 2.52%                        2.82%                         2.79%
                                                        =====                        =====                         =====
    Net Earning Assets             $ 41,431                      $ 51,074                     $50,150
                                   ========                      ========                     =======
    Net yield on average
      Interest-earning assets                    3.11%                        3.67%                        3.63%
                                                 =====                        =====                        =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                   115.50%                      120.81%                      120.89%
                                               =======                      =======                      =======

                                                Nine Months Ended September 30,           Twelve Months Ended Dec. 31,
                                                -------------------------------           ----------------------------
                                               2001                         2000                        2000
                                  Average    Interest           Average   Interest           Average   Interest
                                 Outstanding Earned/   Yield/ Outstanding  Earned/  Yield/ Outstanding  Earned/  Yield/
                                  Balance      Paid     Rate    Balance     Paid     Rate    Balance     Paid     Rate
                                  -------      ----     ----    -------     ----     ----    -------     ----     ----
Interest-earning Assets:                                         (Dollars  in Thousands)
------------------------
  Loans Receivable                 $168,566    $10,748  8.50%    $159,989   $10,161  8.47%    $161,920   $13,830   8.54%
  Investment Securities             121,889      5,915  6.47%     121,038     5,921  6.52%     121,339     8,004   6.60%
  Federal Funds                       5,875        188  4.27%       1,014        32  4.21%       1,274        67   5.26%
  Equity Securities                   6,335        198  4.17%       5,545       161  3.87%       5,700       239   4.19%
                                   --------     ------  -----    --------    ------  -----    --------   -------   -----
    Total Interest-earning          302,665     17,049  7.51%     287,586    16,275  7.55%     290,233    22,140   7.63%
                                   --------     ------  -----    --------    ------  -----    --------   -------   -----
Assets
Interest-bearing Liabilities:
  Money Market Deposits             $17,199       $408  3.16%     $16,519      $410  3.31%     $16,899      $568   3.36%
  Savings Accounts                   48,309        684  1.89%      46,442       832  2.39%      46,314     1,105   2.39%
  Interest-bearing Checking           8,937         97  1.45%       8,355       112  1.79%       8,380       150   1.79%
  Time Deposits                     112,108      4,937  5.87%     102,026     4,204  5.49%     102,634     5,770   5.62%

Borrowings                           74,338      3,194  5.73%      63,159     2,854  6.03%      65,856     4,017    6.10%
                                   --------     ------  -----    --------    ------  -----    --------   -------   -----
    Total Interest-bearing Liabs    260,891      9,320  4.76%     236,501     8,412  4.74%     240,083    11,610    4.84%
                                   --------     ------  -----    --------    ------  -----    --------   -------   -----
    Net Interest Income                         $7,729                       $7,863                      $10,530
                                                ======                       ======                      =======
    Net Interest Spread                                 2.75%                        2.80%                         2.79%
                                                        =====                        =====                         =====
    Net Earning Assets             $ 41,774                       $51,085                      $50,150
                                   ========                       =======                      =======
   Net yield on average
      Interest-earning assets                    3.40%                        3.65%                        3.63%
                                                 =====                        =====                        =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                   116.01%                      121.60%                      120.89%
                                               =======                      =======                      =======

RESULTS OF OPERATIONS

     GENERAL. Net income for the three months ended September 30, 2001 increased by $102,000 or 16.0% to $741,000 for the third quarter 2001 from $639,000 for the three months ended September 30, 2000. Net income for the nine months ended September 30, 2001 increased by $217,000 or 11.6% to $2.1 million compared to $1.9 million for the same period 2000. Cash earnings for the nine month ended September 30,2001, which excludes the amortization of goodwill, increased $474,000 or 25.4% to $2.3 compared with $1.9 for the same period during 2000. Cash earnings per share was $0.73 for the nine months ended September 30, 2001 compared to $0.58 for the same period for 2000. The increase was due primarily to an increase in non-interest income and was partially offset by a decrease in net interest income and increases in other operating expenses, and increase in the provision for credit losses and an increase in the provision for income taxes.

     INTEREST INCOME. Interest Income decreased by $237,000 or 4.1%, to $5.5 million for the three months ended September 30, 2001 from $5.7 million for three months ended September 30, 2000. For the nine months ended September 30, 2001 total interest income was $17.0 million, an increase of $774,000 or 4.8% as compared with the same period in 2000. The decrease in interest income primarily resulted from a decrease in income on loans receivable of $67,000 for the third quarter of 2001. Income on loans receivable increased $587,000 for the nine months ended September 30, 2001. In addition, income on investment and mortgage-backed securities decreased $207,000 for the three months ended September 30, 2001 while showing an increase of $119,000 for the nine months ended September 30, 2001. Interest on federal funds increased $49,000 for the third quarter 2001 and $156,000 year to date. Dividend income on equity securities decreased $12,000 for the third quarter 2001 and $88,000 year to date.

     The decrease in loan income is a result of a decrease of 44 basis points in average yield from 8.76% at September 30, 2000 to 8.32% at September 30, 2001 offset by an increase of $5.5 million in the average balance in loans receivable for the three months ended September 30, 2001 as compared with the same period in 2000. The increase in loan income for the nine months ended September 30, 2001 is the result of an increase of $8.6 million in the average balance in loans receivable as well as an increase of 3 basis points in the average yield. Historically, the principal lending activity of the Bank has been the origination, for retention in its portfolio, of ARM loans collateralized by one-to-four family residential real estate. In the current low interest rate environment, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods the Bank has originated fixed-rate one-to-four family loans for resale in the secondary market without recourse and on a servicing retained basis. Management's strategy is to emphasize the origination of consumer and commercial business loans for retention in the Bank's portfolio. Consumer and commercial business loans increased $8.6 million during the first six months of 2001. The residential real estate portfolio decreased by $7.9 million due to sales of $19.5 million in fixed rate loans in the secondary market.

     Investment income decreased as a result of a decrease in the average yield of investment securities of 73 basis points during the third quarter of 2001 compared to 2000. The decrease in investment income was partially offset by an increase of $679,000 in the average balance of investment and mortgage-backed securities for the three-month period ended September 30, 2001 as compared with the same period in 2000. For the nine months ended September 30, 2001 the average balance of investments and mortgage-backed securities increased $851,000 offset by the average yield decreasing 5 basis points from 6.52% during the nine month period in 2000 to 6.47% during the 2001 period.

     Income on federal funds increased as a result of an increase of $5.9 million in the average balance of federal funds partially offset by a decrease of 467 basis points in the average yield earned to 3.55% from 8.22%. The increase in average balance was due to the increase in deposit accounts during the 2001 quarter. The decrease in the average yield reflects the aggressive interest rate reduction action taken by the Federal Reserve.

     INTEREST EXPENSE. Interest expense was $3.1 million for the three months ended September 30, 2001; an increase of $84,000 or 2.8% from the same period in 2000. The increase in interest expense is due to an increase in the cost of deposit accounts partially offset by the reduction in cost of borrowed funds. The average balance outstanding in borrowings during the three months ended September 30, 2001 was $76.6 million compared to $70.4 million for the same period in 2000. Interest expense on deposits increased by $97,000 for the three months ended September 30, 2001 to $2.0 million, an increase of 5.0%. The increase in interest expense on deposits was due to an increase in the average balance of interest bearing deposit accounts of $15.6 million offset by a 15 basis point decrease in the average rate paid on deposits. Interest expense was $9.3 million for the nine months ended September 30, 2001; an increase of $908,000 from the same period 2000. Interest expense on deposit accounts increased $568,000 for the nine months ended September 30, 2001 compared to the same period 2000. The average balance of deposits for the nine months ended September 30, 2001 increased $13.2 million as compared with the same period of 2000, as well as an increase of 10 basis points in the average rate paid on deposits during the 2001 period resulting in an increase in interest expense. Interest expense on borrowings increased as a result of an increase in the average balance outstanding during the nine months ended September 30, 2001 to $74.3 million compared to $63.2 million as of September 30, 2001.

     PROVISION FOR CREDIT LOSSES. Total provision for credit losses for the three months ended September 30, 2001 was $120,000 as compared to $85,000 made during the same period of 2000. For the nine months ended September 30, 2001, the provision for credit losses was $360,000, which was $125,000 over the same period in 2000. The allowance for credit losses was $1.7 million or 1.00% of loans receivable at September 30, 2001 as compared with $1.6 million or 0.98% of loans receivable at September 30, 2000. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending.

     OTHER INCOME. Other operating income increased by $1.7 million for the three-month period ending September 30, 2001 compared with the same period in 2000 to $1.9 million from $215,000. This improvement is primarily due to commission income received from the insurance agencies of $1.3 million as well as an increase in the cash surrender value of the Bank Owned Life Insurance purchased in 2001 of $133,000. In addition, there was an increase in fee income on deposit accounts of $39,000 from $159,000 during the 2000 period to $198,000 for the 2001 period. Gains on sales of mortgages also increased $42,000 to $51,000 in 2001 from $8,000 in 2000. Other operating income increased by $4.5 million for the nine-month period ending September 30, 2001 compared with the same period in 2000 to $5.1 million from $575,000. This improvement is also primarily due to commission income received from the insurance agencies of $3.6 million as well as an increase in the cash surrender value of the Bank Owned Life Insurance purchased in 2001 of $267,000.

     OTHER EXPENSES. Other operating expenses increased by $1.2 million or 64.3%, to $3.1 million for the three months ended September 30, 2001 from $1.9 million for the same period in 2000. The increase was primarily the result of operating expenses incurred as the Company entered the insurance agency business. Compensation increased $734,000 of which $649,000 is compensation of the insurance agency subsidiaries. Building occupancy increased $189,000 of which $151,000 resulted from expenses from insurance agency subsidiaries. The remaining increases were due to normal repairs, maintenance and supplies for Bank properties. Other operating expenses increased $303,000 of which $86,000 represents amortization of goodwill due to the insurance agency acquisitions. The remaining increase is largely due to expenses incurred by the insurance agencies.

     For the nine months ended September 30, 2001, operating expenses increased $3.9 million to $9.5 million from $5.5 million for the nine months ended September 30, 2000. The increase was primarily the result of operating expenses incurred as the Company entered the insurance agency business. In addition, $257,000 of amortization expense was recorded as part of the acquisitions.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The effect of this pronouncement is expected to have a material impact on the Company's financial statements. For the nine months ended September 30, 2001, the elimination of the goodwill amortization expense would have increased earnings per share by $0.08.

     INCOME TAX. Income tax expense was $287,000 for the three months ended September 30, 2001, a decrease of $18,000 from the third quarter 2000 provision of $305,000. For the nine months ended September 30, 2001, income tax expense increased $84,000 to $880,000 from $796,000 for the same period 2000. The effective tax rate decreased to 29.7% for 2001 to date from 29.9% for the nine months of 2000.

ONEIDA FINANCIAL CORP.

SELECTED FINANCIAL RATIOS

At and for the Three Months Ended and Nine Months Ended September 30, 2001 and September 30, 2000(unaudited)

(annualized where appropriate)

                                                              Three Months Ending              Nine Months Ending
                                                                 September 30,                    September 30,
                                                             2001             2000            2001             2000
                                                             ----             ----            ----             ----

Performance Ratios:
  Return on average assets                                   0.87%            0.82%            0.83%            0.82%
  Return on average equity                                   6.79%            6.46%            6.43%            6.30%
  Net interest margin                                        3.11%            3.67%            3.40%            3.65%
  Efficiency Ratio                                          71.17%           63.78%           72.08%           64.16%
  Ratio of operating expense
     to average total assets                                 3.57%            2.45%            3.80%            2.45%
  Ratio of average assets
     to average interest-bearing liabilities               115.50%          120.81%          116.01%          121.60%

Asset Quality Ratios:

  Non-performing assets to total assets                      0.09%            0.09%            0.09%            0.09%
  Allowance for loan losses
    to non-performing loans                                657.75%          595.26%          657.75%          595.26%

  Allowance for loan losses
    to loans receivable, net                                 1.00%            0.98%            1.00%            0.98%

Capital Ratios:

  Total shareholders' equity to total assets                12.83%           12.85%           12.83%           12.85%
  Average equity to average assets                          12.96%           13.08%           12.96%           13.08%

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk

     Various forms of market risk are inherent in the business of the Bank including loan concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at September 30, 2001, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 2     Changes in Securities

           In connection with the Company's conversion from a Delaware charter to a Federal Charter, each share of the Delaware chartered Company's common stock par value $0.10 per share was converted by operation of law into shares of common stock par value $0.01 per share of the Federally chartered Company.

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


                                 ONEIDA FINANCIAL CORP.


Date:    November 13, 2001       By:   /s/ Michael R. Kallet
                                 --------------------------------------
                                 Michael R. Kallet
                                 President and Chief Executive Officer


Date:    November 13, 2001       By:   /s/  Eric E. Stickels
                                 --------------------------------------
                                 Eric E. Stickels
                                 Senior Vice President and Chief
                                 Financial Officer