Form 10-K
period 2001-12-31
ONEIDA FINANCIAL CORP
filed 2002-03-28
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the Fiscal Year Ended December 31, 2001

                                        OR

[ _ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transaction period from ___________________ to
     ______________________

                        Commission File Number: 000-25101

                             ONEIDA FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

                 Federal                                16-1561678
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

     182 Main Street, Oneida, New York                        13421-1676
 ----------------------------------------                      ----------
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

                     Common Stock, par value $0.01 per share
               ---------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO[ _ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     As of March 15, 2002, there were issued and outstanding 3,219,632 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 15, 2002 ($24.01) was $34,640,151.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2001 (Parts II and IV).

2.   Proxy Statement for the 2002 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I
ITEM 1.           BUSINESS

Oneida Financial Corp.

     Oneida Financial Corp. (the "Company") was organized in September 1998, for the purpose of acquiring all of the capital stock of The Oneida Savings Bank (the "Bank") upon completion of the Bank's reorganization into the two-tier form of mutual holding company ownership and the minority stock offering. The Company is majority owned by Oneida Financial, MHC, a Federal-chartered mutual holding company (the "Mutual Holding Company"). The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). Both the Company and the Mutual Holding Company converted to federal charters effective on July 18, 2001. The Company's only assets consist of shares of the Bank's common stock.

     At December 31, 2001 the Company had consolidated assets and consolidated stockholders' equity of $352.7 million and $45.0 million, respectively. Through the Bank, the Company has deposits totaling $228.2 million.

     The Company's executive office is located at the main office of the Bank, at 182 Main Street, Oneida, New York 13421-1676. The Company's telephone number is (315) 363-2000.

The Oneida Savings Bank

     The Bank was organized in 1866 as a New York-chartered mutual savings bank. The Bank's deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum amount permitted by law. The Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and five full service branch offices and using those deposits, together with funds generated from operations and borrowing proceeds to make one-to-four family residential and commercial real estate loans, commercial business loans, consumer loans and to invest in mortgage-backed and other securities. The Bank also sells insurance and other commercial services and products through its insurance agency subsidiary.

     At December 31, 2001, $112.1 million, or 64.9%, of the Bank's loans were secured by real estate. At December 31, 2001, $76.5 million, or 44.3%, of the Bank's loans were secured by one-to-four family residential real estate, $24.5 million, or 14.2%, of the Bank's loans were secured by commercial real estate, and $11.1 million, or 6.4%, of the Bank's loans were home equity loans. Consumer loans totaled $34.1 million, or 19.8% of the Bank's total loans, at December 31, 2001. The Bank also originates commercial business loans which totaled $26.4 million, or 15.3%, of total loans at December 31, 2001. The Bank's investment securities and mortgage-backed securities portfolios totaled $78.4 million and $53.7 million, respectively, at December 31, 2001.

     In April 1999 the Bank established Oneida Preferred Funding Corp. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2001 Oneida Preferred Funding Corp. held $39.8 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

     In October 2000, the Bank acquired Bailey & Haskell Associates, Inc., which is a wholly-owned insurance and financial services subsidiary. During 2001, two additional insurance agencies were acquired, which were subsequently merged into Bailey & Haskell Associates, Inc. All disclosures and financial information is presented on a consolidated basis.

     On November 22, 2001 the Company and Bank entered into an Agreement and Plan of Merger to acquire SBC Financial Corp., the holding company parent of State Bank of Chittenango. Pursuant to the Agreement, each share of SBC Financial Corp.'s outstanding common stock will be converted into the right to receive $102.60 in cash, for a total of approximately $11.9 million. As part of the acquisition, the Bank will continue to operate the State Bank of Chittenango as a special purpose bank limited to taking municipal deposits. The acquisition of SBC Financial Corp., is subject to the receipt of regulatory approval and the approval of SBC Financial Corp.'s stockholders. It is expected that the acquisition will be completed during the second quarter of 2002.

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

     Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process and allowance for loan losses) as of the dates indicated.


                                                                           At December 31,
                                                ----------------------------------------------------------------
                                                         2001                  2000                  1999
                                                --------------------   -------------------    ------------------
                                                  Amount     Percent    Amount     Percent    Amount     Percent
                                                  ------     -------    ------     -------    ------     -------
                                                                        (Dollars in thousands)
Real estate loans:
  One-to-four family ........................    $76,477      44.3%    $84,386      50.7%    $81,264      53.9%
  Multi-family...............................      1,003       0.6       1,134       0.7       1,358       0.9
  Home equity................................     11,077       6.4      10,940       6.6       9,740       6.5
  Commercial real estate.....................     23,517      13.6      18,742      11.3      16,560      11.0
                                                 -------      ----     -------      ----     -------      ----
    Total real estate loans..................    112,074      64.9     115,202      69.3     108,922      72.3
                                                              ----                  ----                  ----

Consumer loans:
  Automobile loans...........................     29,569      17.1      25,818      15.5      16,768      11.1
  Mobile home................................        381       0.2         526       0.4         595       0.4
  Personal loans.............................      2,691       1.6       3,450       2.1       6,901       4.6
  Guaranteed student loans...................         --        --          --        --         305       0.2
  Other consumer loans.......................      1,465       0.9       1,432       0.8       1,451       1.0
                                                 -------      ----     -------      ----     -------      ----
    Total consumer loans.....................     34,106      19.8      31,226      18.8      26,020      17.3
                                                              ----                  ----                  ----

Commercial business loans....................     26,385      15.3      19,865      11.9      15,727      10.4

    Total consumer and commercial business loans  60,491      35.1      51,091      30.7      41,747      27.7
                                                 -------      ----     -------      ----     -------      ----

    Total loans..............................    172,565     100.0%    166,293     100.0%    150,669     100.0%
                                                 =======     =====     =======     =====     =======     =====

Less:
  Loans in process...........................         --                    --                    --
  Allowance for loan losses..................      1,672                 1,632                 1,523
                                                 -------               -------               -------
    Total loans receivable, net..............    $170,893              $164,661              $149,146
                                                 ========              ========              ========

                                                               At December 31,
                                                -----------------------------------------
                                                         1998                 1997
                                                --------------------    ------------------
                                                  Amount     Percent    Amount     Percent
                                                  ------     -------    ------     ------
                                                        (Dollars in thousands)
Real estate loans:
  One-to-four family ........................    $82,353      61.6%    $96,792      67.0%
  Multi-family...............................      1,468       1.1       2,714       1.9
  Home equity................................      9,377       7.0       8,829       6.1
  Commercial real estate.....................     13,499      10.1      13,868       9.6
                                                 -------      ----     -------      ----
    Total real estate loans..................    106,697      79.8     122,203      84.6
                                                              ----                  ----

Consumer loans:
  Automobile loans...........................     10,405       7.8       6,683       4.6
  Mobile home................................        717       0.5         784       0.5
  Personal loans.............................      2,438       1.8       2,580       1.8
  Guaranteed student loans...................        446       0.3       1,659       1.2
  Other consumer loans.......................      1,547       1.2       1,017       0.7
                                                 -------      ----     -------      ----
    Total consumer loans.....................     15,553      11.6      12,723       8.8
                                                              ----                  ----

Commercial business loans....................     11,549       8.6       9,587       6.6

    Total consumer and commercial business loans  27,102      20.2      22,310      15.4
                                                 -------      ----     -------      ----

    Total loans..............................    $133,799    100.0%    $144,513    100.0%
                                                 ========    =====     ========    =====

Less:
  Loans in process...........................         --                   352
  Allowance for loan losses..................      1,543                 1,793
                                                 -------               -------
    Total loans receivable, net..............    $132,256              $142,368
                                                 ========              ========


The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                           At December 31,
                                                ------------------------------------------------------------------
                                                         2001                  2000                  1999
                                                --------------------   -------------------    ------------------
                                                  Amount     Percent    Amount     Percent    Amount     Percent
                                                  ------     -------    ------     -------    ------     -------
                                                                        (Dollars in thousands)
FIXED-RATE LOANS:
Real estate loans:
  One-to-four family .......................     $21,370      12.4%    $17,485      10.5%    $18,208      12.1%
  Multi-family..............................          --        --          --        --          --        --
  Home equity...............................       6,634       3.8       6,211       3.7       5,416       3.6
  Commercial real estate....................       1,248       0.7         775       0.5       1,023       0.7
                                                 -------      ----     -------      ----     -------      ----
    Total real estate loans.................      29,252      16.9      24,471      14.7      24,647      16.4
                                                 -------      ----     -------      ----     -------      ----

Consumer loans:
  Total consumer loans......................      33,371      19.4      30,745      18.5      25,284      16.8

Commercial business loans:
  Total commercial loans....................      13,765       8.0      12,965       7.8      10,027       6.6
                                                 -------      ----     -------      ----     -------      ----
  Total fixed-rate loans....................     $76,388      44.3     $68,181      41.0     $59,958      39.8
                                                 -------      ----     -------      ----     -------      ----

ADJUSTABLE RATE LOANS:
Real estate loans:
  One-to-four family........................     $55,107      31.9     $66,901      40.2     $63,056      41.8%
  Multi-family..............................       1,003       0.6       1,134       0.7       1,358       0.9
  Home equity...............................       4,443       2.6       4,729       2.9       4,324       2.9
  Commercial real estate....................      22,269      12.9      17,967      10.8      15,537      10.3
                                                 -------      ----     -------      ----     -------      ----
    Total real estate loans.................      82,822      48.0      90,731      54.6      84,275      55.9
                                                 -------      ----     -------      ----     -------      ----

Consumer loans:
  Total consumer loans......................         735       0.4         481       0.3         736       0.5

Commercial business loans:
  Total commercial business loans...........      12,620       7.3       6,900       4.1       5,700       3.8
                                                 -------      ----     -------      ----     -------      ----
  Total adjustable-rate loans...............     $96,177      55.7     $98,112      59.0     $90,711      60.2%
                                                 -------      ----     -------      ----     -------      ----
  Total loans...............................     $172,565    100.0%    $166,293    100.0%    $150,669    100.0%
                                                 ========    =====     ========    =====     ========    =====

Less:
  Loans in process..........................          --                    --                    --
  Allowance for loan losses.................       1,672                 1,632                 1,523
                                                 -------      ----     -------      ----     -------      ----
Total loans receivable, net.................     $170,893              $164,661              $149,146
                                                 ========              ========              ========




                                                               At December 31,
                                                -----------------------------------------
                                                         1998                 1997
                                                --------------------    -----------------
                                                  Amount     Percent    Amount    Percent
                                                  ------     -------    ------    -------
                                                        (Dollars in thousands)
 FIXED-RATE LOANS:
 Real estate loans:
   One-to-four family .......................    $12,879       9.6%    $11,563       8.0%
   Multi-family..............................         --        --          --        --
   Home equity...............................      4,626       3.5       2,804       1.9
   Commercial real estate....................      1,138       0.9       1,213       0.8
                                                 -------       ---     -------       ---
     Total real estate loans.................     18,643      14.0      15,580      10.7
                                                 -------       ---     -------       ---

 Consumer loans:
   Total consumer loans......................     14,475      10.8      12,723       8.8

 Commercial business loans:
   Total commercial loans....................      5,355       4.0       1,628       1.1
                                                 -------       ---     -------       ---
   Total fixed-rate loans....................    $38,473      28.8     $29,931      20.6
                                                 -------       ---     -------       ---

 ADJUSTABLE RATE LOANS:
 Real estate loans:
   One-to-four family........................    $69,474      51.9%    $85,229      59.0%
   Multi-family..............................      1,468       1.1       2,714       1.9
   Home equity...............................      4,751       3.6       6,025       4.2
   Commercial real estate....................     12,361       9.2      12,655       8.8
                                                 -------       ---     -------       ---
     Total real estate loans.................     88,054      65.8     106,623      73.9
                                                 -------       ---     -------       ---

 Consumer loans:
   Total consumer loans......................    $ 1,078       0.8          --        --

 Commercial business loans:
   Total commercial business loans...........      6,194       4.6       7,959       5.5
                                                 -------       ---     -------       ---
   Total adjustable-rate loans...............    $95,326      71.2     $114,582     79.4
                                                 -------       ---     -------       ---
   Total loans...............................    $133,799    100.0%    $144,513    100.0%
                                                 ========    =====     ========    =====

 Less:
   Loans in process..........................         --                   352
   Allowance for loan losses.................      1,543                 1,793
                                                 -------       ---     -------       ---
 Total loans receivable, net.................    $132,256              $142,368
                                                 ========              ========

     One-to-Four Family Residential Loans. The Bank's primary lending activity is the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property, however, the Bank will originate one-to-four family loans with loan-to-value ratios of up to 97%, with private mortgage insurance required. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to-four family fixed-rate loans are offered with a monthly payment feature.

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


     As a result of the lower interest rate environment during the past year, a greater percentage of the Bank's one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans. The Bank originates and generally sells its fixed-rate one-to-four family loans on a servicing retained basis. Such loans are sold without recourse to the Bank. At December 31, 2001, loans serviced by the Bank for others totaled $55.5 million. During the year ended December 31, 2001 and December 31, 2000, the Bank sold $26.6 million and $7.8 million, respectively in fixed-rate one-to-four family loans. As of December 31, 2001 the Company has $4.6 million of mortgage loan forward sale commitments to hedge interest rate risk on certain committed originated loans. The fair value of these commitments is not material.

     ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2001, 31.9% of the Bank's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

     All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     At December 31, 2001, approximately $76.5 million, or 44.3% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $139,000 of such loans (representing three loans) were included in nonperforming loans as of that date.

     Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-rate of interest. Both adjustable rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms not to exceed ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 2001, the outstanding balances of home equity loans totaled $11.1 million, or 6.4% of the Bank's loan portfolio.

     Commercial Real Estate Loans. At December 31, 2001, $24.5 million, or 14.2% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to- value ratio of commercial real estate loans is 80%. At December 31, 2001, the largest commercial real estate loan had a principal balance of $1.0 million and was secured by a medical building. This loan is performing in accordance with its terms. As of December 31, 2001, approximately $69,000 of commercial real estate loans (representing one loan) were included in nonperforming loans.

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

     Consumer Lending. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). At December 31, 2001, consumer loans totaled $34.1 million, or 19.8% of the total loan portfolio. Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 2001, loans secured by automobiles totaled $29.6 million, of which $22.4 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles.

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

     Commercial Business Loans. The Bank also originates commercial business loans. Commercial business loans are originated with terms of up to seven years and provide for rates that adjust on a monthly basis. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 2001, the Bank had $26.4 million of commercial business loans which represented 15.3% of the total loan portfolio. On such date, the largest commercial business lending relationship totaled $2.0 million, which was an unsecured operating line of credit advance to a local multi-national corporation. At December 31, 2001, unsecured commercial business loans totaled $3.7 million.

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

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2001, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                                    One       Three      Five        Ten
                                       Within     Through    Through    Through    Through    Beyond
                                         One       Three      Five        Ten    Twenty-Five Twenty-Five
                                        Year       Years      Years      Years      Years      Years      Total
                                        ----       -----      -----      -----      -----      -----      -----
                                                                       (In thousands)
Real estate loans:
   One-to-four family...............  $ 1,263    $   702    $ 1,849    $10,747    $42,899    $19,017   $ 76,477
   Home equity......................       47        323      2,159      8,122        426         --     11,077
   Commercial real estate...........    1,025      1,148        621      5,237     16,489         --     24,520
                                        -----      -----        ---      -----     ------                ------
     Total real estate loans........    2,335      2,173      4,629     24,106     59,814     19,017    112,074
                                        -----      -----      -----     ------     ------     ------    -------

Consumer and other loans............    1,627      9,422     20,699      2,139        219         --     34,106

Commercial business loans...........    9,135      5,399      7,041      4,124        686         --     26,385
                                        -----      -----      -----      -----        ---                ------

     Total loans....................  $13,097    $16,994    $32,369    $30,369    $60,719    $19,017   $172,565
                                      =======    =======    =======    =======    =======    =======   ========


     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2001, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2002. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                                Due After December 31, 2002
                                                          ----------------------------------------
                                                          Fixed         Adjustable           Total
                                                          -----         ----------           -----
                                                                       (In thousands)
Real estate loans:
     One-to-four family........................       $   20,168        $   55,046       $    75,214
     Home equity...............................            6,587             4,443            11,030
     Commercial real estate....................            1,125            22,370            23,495
                                                      ----------        ----------       -----------
         Total real estate loans...............           27,880            81,859           109,739
                                                      ----------        ----------       -----------

Consumer and other loans ......................           32,171               308            32,479
Commercial business loans......................           12,384             4,866            17,250
                                                      ----------        ----------       -----------
         Total loans...........................       $   72,435        $   87,033       $   159,468
                                                      ==========        ==========       ===========


     Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented.


                                                                         Year Ended December 31,
                                                        ------------------------------------------------------
                                                        2001             2000              1999           1998
                                                        ----             ----              ----           ----
                                                                             (In thousands)
Originations by Type:
Adjustable Rate:
   Real estate:
      One-to-four family.........................    $   4,188         $   7,351      $   5,003         $  5,417
      Home equity................................        2,350             2,552          1,507            2,883
      Commercial real estate.....................        4,562             2,253          2,575            2,294
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       11,100            12,156          9,115           10,594
   Consumer loans................................          506               195            370              770
   Commercial business loans.....................        9,969            11,773          4,422            5,364
                                                     ---------         ---------      ---------         --------
        Total adjustable rate loans..............       21,575            24,124         13,907           16,728
                                                     ---------         ---------      ---------         --------

Fixed Rate:
   Real estate:
      One-to-four family.........................       35,173            13,136         14,989           19,113
      Home equity................................        2,135             1,362          1,985            1,656
      Commercial real estate.....................        4,029             2,048          1,748              165
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       41,337            16,546         18,722           20,934
   Consumer loans................................       23,206            25,510         22,721           13,327
   Commercial business loans.....................       11,651            12,063         10,774            7,173
                                                     ---------         ---------      ---------         --------
        Total fixed-rate loans...................       76,194            54,119         52,217           41,434
                                                     ---------         ---------      ---------         --------

Total loans originated...........................       97,769            78,243         66,124           58,162
                                                     ---------         ---------      ---------         --------

Sales:
   Real estate:
      One-to-four family.........................       26,597             7,754          5,106           16,523
                                                     ---------         ---------      ---------         --------
      Consumer loans.............................           --               413             --            2,027
                                                     ---------         ---------      ---------         --------
   Total loans sold..............................       26,597             8,167          5,106           18,550
                                                     =========         =========      =========         ========

Repayments:
   Real estate:
      One-to-four family.........................       20,673             9,611         16,005           22,446
      Home equity................................        4,348             2,714          3,129            3,991
      Commercial real estate.....................        3,947             2,343          1,372            4,074
                                                     ---------         ---------      ---------         --------
        Total real estate loans..................       28,968            14,668         20,506           30,511
   Consumer loans................................       20,832            20,086         12,624            9,240
   Commercial business loans.....................       15,100            19,698         11,018           10,575
                                                     ---------         ---------      ---------         --------
        Total repayments.........................       64,900            54,452         44,148           50,326
                                                     ---------         ---------      ---------         --------
        Total reductions.........................       91,497            62,619         49,254           68,876
                                                     ---------         ---------      ---------         --------
        Net increases/(decreases)................    $   6,272         $  15,624      $  16,870         $(10,714)
                                                     =========         =========      =========         ========


     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. All residential loans over $300,000 must be approved by the Bank Loan Committee (consisting of three persons; the President and/or Senior Vice President in charge of credit administration and either one or two of the four directors appointed to this committee). All loan relationships in excess of $300,000 and up to $500,000 (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Bank Loan Committee. All lending relationships in excess of $500,000 up to $1.0 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Executive Committee of the Board of Directors. All lending relationships in excess of $1.0 million must be approved by the Board of Directors.

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

     At December 31, 2001, the largest aggregate amount loaned by the Bank to one borrower consisted of a line of credit with an outstanding balance totaling $2.0 million. The total borrowing capacity under this line of credit is $3.0 million. This loan was performing in accordance with the terms of the loan.

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

     Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2001, the Bank had nonperforming loans of $208,000 and a ratio of nonperforming loans to total assets of 0.06%. At December 31, 2001, the Bank's ratio of nonperforming assets to total assets was 0.08%.

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

     The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 2001. When a loan is delinquent 90 days or more, the Bank fully reverses all accrued interest thereon and ceases to accrue interest thereafter. The Bank did not have any restructured loans within the meaning of SFAS 114.

                                                                 Loans Delinquent for:
                                       -------------------------------------------------------------------------
                                            60-89 Days              90 Days or More       Total delinquent Loans
                                       ------------------       -------------------       ----------------------
                                       Number      Amount       Number       Amount       Number        Amount
                                       ------      ------       ------       ------       ------        ------
                                                                 (Dollars in thousands)

One-to-four family..................      --       $    --            3      $   139            3       $  139
Home Equity.........................      --            --           --           --           --           --
Commercial real estate..............      --            --            1           69            1           69
Consumer Loans......................      --            --           --           --           --           --
Commercial Loans....................                                 --           --           --           --
                                        -------     -------        -------    -------      -------      ------
  Total  ...........................      --       $    --            4      $   208            4       $  208
                                        =======     =======        =======    =======      =======      ======


     Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                               At December 31,
                                                              ------------------------------------------------
                                                              2001       2000       1999       1998       1997
                                                              ----       ----       ----       ----       ----
                                                                            (Dollars in thousands)
Non-accruing loans:
  One-to-four family......................................  $   139    $   112    $   132    $ 1,010     $  588
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       69         75         --         --        242
  Construction and land loans.............................       --         --         --         --         --
  Consumer................................................       --         --         --          8          2
  Commercial business.....................................       --         --         --         40         --
                                                            -------    -------    -------    -------     ------
    Total.................................................      208        187        132      1,058        832
                                                            -------    -------    -------    -------     ------

Accruing loans delinquent more than 90 days:
  One-to-four family......................................  $    --    $    --    $    --    $    --         60
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       --         --         --         --         --
  Construction and land loans.............................       --         --         --         --         --
  Consumer................................................       --         --         --         --         --
  Commercial business.....................................       --         --         --         --          1
                                                            -------    -------    -------    -------     ------
    Total.................................................       --         --         --         --         61
                                                            -------    -------    -------    -------     ------

Total nonperforming loans.................................  $   208    $   187    $   132    $ 1,058    $   893
                                                            =======    =======    =======    =======    =======

Foreclosed assets:
  One-to-four family......................................  $    77    $    55    $    76    $   179    $   263
  Multi-family............................................       --         --         --         --         --
  Commercial real estate..................................       --         --         18         45         45
  Construction and land loans.............................       --         --         --         --         --
  Consumer................................................       --         --          1         --         --
  Commercial business.....................................       --         --         --         --         --
                                                            -------    -------    -------    -------     ------
    Total.................................................  $    77    $    55    $    95    $   224    $   308
                                                            =======    =======    =======    =======    =======

Total nonperforming loans as a percentage of total assets.     0.06%      0.06%      0.05%      0.43%      0.42%
                                                            =======    =======    =======    =======    =======
Total nonperforming assets................................  $   285    $   242    $   227    $ 1,282    $ 1,201
                                                            =======    =======    =======    =======    =======
Total nonperforming assets as a percentage of total assets     0.08%      0.08%      0.08%      0.52%      0.57%
                                                            =======    =======    =======    =======    =======

     During the years ended December 31, 2001 and 2000, respectively, gross interest income of $6,300 and $7,500 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2001 and 2000.

     Classification of Assets. On the basis of management's review of its assets, at December 31, 2001, the Bank had classified a total of $2.0 million of loans as follows (in thousands):

         Special Mention.........................               $     792
         Substandard.............................                   1,214
         Doubtful assets.........................                      --
         Loss assets.............................                      --
                                                                ---------
              Total .............................               $   2,006
                                                                =========

         General loss allowance..................               $   1,450
                                                                =========

         Specific loss allowance.................                     222
                                                                =========

         Net Charge-offs.........................                     440
                                                                =========

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the risks inherent in the loan portfolio, the composition of the loan portfolio and the general economy to increase allowances for losses as a percentage of total loans. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considering among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2001, the total allowance was $1.7 million, which amounted to 0.98% of total loans, net and 803.8% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management applies fixed percentages for each category of performing loans not designated as problem loans to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans. Management monitors and modifies the level of the allowance for loan losses in order to maintain it at a level which it considers adequate to provide for potential loan losses. For the years ended December 31, 2001 and 2000, the Bank had charge-offs of $503,000 and $311,000, respectively, against this allowance.

     The Bank evaluates the adequacy of the allowance for loan losses and determines the appropriate level of provisions for loan losses by applying fixed percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category since the prior quarter to reflect the ongoing shifts in the portfolio toward higher risk loan categories, such as consumer loans, commercial business loans and commercial real estate loans. Management believes the current method of determining the adequacy of the allowance is prudent in light of the Bank's intention to continue to diversify its lending operations through the increased origination of consumer loans, commercial business loans and commercial real estate loans.

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                                 December 31,
                                                              ------------------------------------------------
                                                              2001       2000       1999       1998       1997
                                                              ----       ----       ----       ----       ----
                                                                          (Dollars in thousands)

Balance at the beginning of period........................  $1,632     $1,523     $1,543     $1,793     $1,546

Charge-offs:
   One-to-four family.....................................       8          7         91        117         72
   Commercial real estate.................................      25         --         --         --        118
   Construction and land loans............................      --         --         --         --         --
   Consumer...............................................     294        260        246        196         82
   Commercial business....................................     176         44          1         35         27
                                                            ------     ------     ------     ------     ------
     Total................................................     503        311        338        348        299
                                                            ------     ------     ------     ------     ------

Recoveries:
   One-to-four family.....................................       1          3          3         15         14
   Commercial real estate.................................      --         --         --         12          2
   Construction and land loans............................      --         --         --         --         --
   Consumer...............................................      50         66         85         71         53
   Commercial business....................................      12          6          1         --         --
                                                            ------     ------     ------     ------     ------
     Total................................................      63         75         89         98         69
                                                            ------     ------     ------     ------     ------
Net charge-offs...........................................    (440)      (236)      (249)      (250)      (230)
Additions charged to operations...........................     480        345        229         --        477
                                                            ------     ------     ------     ------     ------
Balance at end of period..................................  $1,672     $1,632     $1,523     $1,543     $1,793
                                                            ======     ======     ======     ======     ======

Allowance for loan losses as a percentage of total loans
   receivable, net........................................    0.98%      0.99%      1.02%      1.17%      1.26%
                                                            ======     ======     ======     ======     ======

Ratio of net charge-offs to average loans.................    0.26%      0.15%      0.18%      0.18%      0.16%
                                                            ======     ======     ======     ======     ======

Ratio of net charge-offs to nonperforming loans...........  211.54%    126.20%    188.64%     23.63%     25.76%
                                                            ======     ======     ======     ======     ======

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                                        At December 31,
                                           ------------------------------------------------------------------------------
                                                          2001                                   2000
                                           ------------------------------------- ---------------------------------------
                                                                      Percent                                Percent
                                                                     of Loans                               of Loans
                                           Amount of   Loan           in Each     Amount of    Loan          In Each
                                           Loan Loss   Amounts       Category to  Loan Loss     Amounts     Category
                                           Allowance   by Category   Total Loans  Allowances   by Category  Total Loans
                                           ---------   -----------   -----------  ----------   -----------  -----------
                                                                     (Dollars in thousands)

Residential mortgages...................  $     382    $  87,554        50.74%    $    487     $  95,326         57.3%
Commercial real estate..................        366       24,520        14.21          280        19,876         12.0
Consumer ...............................        437       34,106        19.76          422        31,226         18.8
Commercial business.....................        487       26,385        15.29          434        19,865         11.9
Unallocated.............................         --           --           --            9            --           --
         Total..........................  $   1,672    $ 172,565       100.00%    $  1,632     $ 166,293       100.00%




                                                     At December 31,
                                          --------------------------------------
                                                          1999
                                          --------------------------------------
                                                                      Percent
                                                                     of Loans
                                           Amount of   Loan           In Each
                                           Loan Loss   Amounts       Category to
                                           Allowance   by Category   Total Loans
                                           ---------   -----------   -----------
                                                  (Dollars in thousands)


Residential mortgages...................  $     469    $  91,004        60.40%
Commercial real estate..................        235       17,918        11.89
Consumer ...............................        358       26,020        17.27
Commercial business.....................        295       15,727        10.44
Unallocated.............................        166           --           --
         Total..........................  $   1,523    $ 150,669       100.00%




                                           ------------------------------------------------------------------------------
                                                                        At December 31,
                                                          1998                                   1997
                                           ------------------------------------- ---------------------------------------
                                                                      Percent                                Percent
                                                                     of Loans                               of Loans
                                           Amount of   Loan           in Each     Amount of    Loan          In Each
                                           Loan Loss   Amounts       Category to  Loan Loss     Amounts     Category
                                           Allowance   by Category   Total Loans  Allowances   by Category  Total Loans
                                           ---------   -----------   -----------  ----------   -----------  -----------
                                                                    (Dollars in thousands)

Residential mortgages...................  $     610    $  91,730        68.56%    $    455     $ 105,621        73.09%
Commercial real estate..................        231       14,967        11.19          260        16,582        11.47
Consumer ...............................        249       15,553        11.62          138        12,723         8.80
Commercial business.....................        250       11,549         8.63          171         9,587         6.64
Unallocated.............................        203           --           --          769            --           --
         Total..........................  $   1,543    $ 133,799       100.00     $  1,793     $ 144,513       100.00%


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

     The Bank's current policies generally limit securities investments to U.S. Government and agency securities, tax-exempt bonds, public utilities debt obligations, corporate debt obligations and corporate equity securities. In addition, the Bank's policy permits investments in mortgage related securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac and GNMA. In the past, the Bank invested in privately issued collateralized mortgage obligations ("CMOs"), but has only invested in agency issued CMOs in recent years. The Bank's current securities investment strategy utilizes a risk management approach of diversified investing between three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Bank will only invest in securities rated as investment grade by a nationally recognized investment rating agency. The Bank does not engage in any hedging transactions, such as interest rate swaps or caps.

     Investment Securities. At December 31, 2001, the Bank had $78.4 million, or 22.2% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities, public utility and corporate obligations, a mutual fund and equity investments in corporate and FHLB stock. The corporate debt obligations reported includes trust preferred investments with a book value of $9.5 million and an estimated market value of $9.1 million at December 31, 2001. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. The Bank does not have a trading portfolio. Investment securities are classified as available for sale. At December 31, 2001, the Bank's investment securities portfolio had a weighted average life of 7.32 years.

     Cost of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                                   December 31,
                                                           ----------------------------------------------------------------
                                                                 2001                  2000                  1999
                                                           ----------------      ----------------     -----------------
                                                              Percent of            Percent of            Percent of
                                                           Cost       Total      Cost       Total      Cost       Total
                                                           ----       -----      ----       -----      ----       -----
                                                                               (Dollars in thousands)
Investment securities available for sale:
  U.S. government securities...........................   $     --      --%     $     --    0.00%    $      --    0.00%
  Federal agency securities............................     25,035   31.63        47,795   52.23        54,803   61.73
  Corporate debt securities............................     31,663   40.00        17,189   18.78        11,420   12.86
  Tax exempt bonds.....................................      3,480    4.40         2,569    2.81         3,624    4.08
  Public utilities.....................................        200    0.25           200    0.22           200    0.23
  Equity securities....................................     14,944   18.88        19,806   21.64        16,183   18.23
                                                          --------   ------     --------  ------     ---------  ------
    Subtotal...........................................     75,322   95.16        87,559   95.68        86,230   97.13
  FHLB stock...........................................      3,830    4.84         3,950    4.32         2,547    2.87
                                                          --------   ------     --------  ------     ---------  ------
    Total..............................................   $ 79,152   100.00%    $ 91,509  100.00%    $  88,777  100.00%
                                                          ========   ======     ========  ======     =========  ======

Average remaining life of investment securities........   7.32 Years            6.40 Years           5.09 Years
Other interest earning assets:
  Interest-bearing deposits with banks.................      4,909   33.15           297    15.7           873  100.00
  Federal funds sold...................................      9,900   66.85         1,600    84.3            --      --
                                                          --------   ------     --------  ------     ---------  ------
      Total............................................   $ 14,809   100.00%    $  1,897  100.00%    $     873  100.00%
                                                          ========   ======     ========  ======     =========  ======



                                                                         December 31,
                                                          ----------------------------------------
                                                                  1998                 1997
                                                            ----------------     -----------------
                                                               Percent of        Percent of
                                                            Cost       Total      Cost       Total
                                                            ----       -----      ----       -----
                                                                   (Dollars in thousands)
Investment securities available for sale:
  U.S. government securities...........................       1,000    1.63         2,002    4.67
  Federal agency securities............................      37,346   60.93        24,504   57.19
  Corporate debt securities............................      15,580   25.42        11,833   27.62
  Tax exempt bonds.....................................       3,919    6.40         2,162    5.05
  Public utilities.....................................         300    0.49           750    1.75
  Equity securities....................................       1,918    3.13         1,288    3.02
                                                          ---------  ------     ---------  ------
    Subtotal...........................................      60,063   98.00        42,539   99.30
  FHLB stock...........................................       1,228    2.00           306    0.70
                                                          ---------  ------     ---------  ------
    Total..............................................   $  61,291  100.00%    $  42,845  100.00%
                                                          =========  ======     =========  ======

Average remaining life of investment securities........   3.92 Years            1.89 Years
Other interest earning assets:
  Interest-bearing deposits with banks.................         261    1.17           115    6.34
  Federal funds sold...................................      22,100   98.83         1,700   93.66
                                                          ---------  ------     ---------  ------
      Total............................................   $  22,361  100.00%    $   1,815  100.00%
                                                          =========  ======     =========  ======


     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, cost, market value and weighted average yields for the Bank's investment portfolio at December 31, 2001.

                                                                   December 31, 2001
                                      ------------------------------------------------------------------------------
                                      Less Than    1 to 5         5 to 10       Over
                                       1 Year        Years         Years      10 Years          Total Securities
                                       ------        -----         -----      --------          ----------------
                                        Cost         Cost          Cost         Cost         Cost       Market Value
                                        ----         ----          ----         ----         ----       ------------
                                                             (Dollars in thousands)

Federal agency obligations..........  $    --      $ 14,990     $   8,498    $  1,547     $ 25,035      $25,238
Corporate bonds.....................       --         2,391         3,793      25,479       31,663       30,285
Public utilities....................       --            --           200          --          200          201
Tax exempt bonds....................       47         1,449         1,487         497        3,480        3,498
Other ..............................       --            --            --      18,774       18,774       19,168
                                      -------      --------     ---------    --------     --------      -------
  Total securities..................  $    47      $ 18,830     $  13,978    $ 46,297     $ 79,152      $78,390
                                      =======      ========     =========    ========     ========      =======

Weighted average yield(1)...........    10.50%         5.91%         5.34%       5.86%        5.78%        5.48%



________________

(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

     Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. At December 31, 2001, the amortized cost of mortgage-backed securities totaled $53.2 million or 15.1% of total assets, all of which were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 3.08% to 8.50%, a weighted average yield of 6.14% and a weighted average life (including payment assumption) of 16.7 years at December 31, 2001. The estimated fair value of the Bank's mortgage-backed securities at December 31, 2001 was $53.7 million which was $500,000 higher than the amortized cost of $53.2 million.

     Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage- backed securities portfolio. Of the Bank's $53.2 million mortgage-backed securities portfolio at December 31, 2001, $349,000 with a weighted average yield of 7.0% had contractual maturities within five years, $2.0 million with a weighted average yield of 6.37% had contractual maturities of five to ten years and $50.9 million with a weighted average yield of 6.13% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage related securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.

                                                                           December 31,
                                                   ----------------------------------------------------------------
                                                         2001                  2000                  1999
                                                   ----------------      ----------------     -----------------
                                                       Percent of            Percent of            Percent of
                                                   Cost       Total      Cost       Total      Cost       Total
                                                   ----       -----      ----       -----      ----       -----
                                                                       (Dollars in thousands)

Mortgage-backed securities available for sale:
  GNMA.........................................  $14,661    27.57%     $13,349    32.94      $ 7,023    25.60%
  FNMA.........................................   16,105    30.28       13,336    32.91       14,824    54.05
  FHLMC........................................   19,395    36.47       13,793    34.03        5,518    20.12
  CMOs.........................................    2,140     4.02           50     0.12           62     0.23
  Small Business Administration................      883     1.66           --       --           --       --
                                                 -------    ------     -------    ------     -------    ------
      Total....................................  $53,184    100.00%    $40,528    100.00%    $27,427    100.00%
                                                 =======    ======     =======    ======     =======    ======


                                                          December 31,
                                                ----------------------------------------
                                                        1998                 1997
                                                 -----------------     -----------------
                                                      Percent of            Percent of
                                                  Cost       Total      Cost       Total
                                                  ----       -----      ----       -----
                                                             (Dollars in thousands)

Mortgage-backed securities available for sale:
  GNMA......................................... $    12     0.06%     $    16     0.14%
  FNMA.........................................  13,851    69.74        7,752    66.40
  FHLMC........................................   5,924    29.82        3,808    32.61
  CMOs.........................................      76     0.38           99     0.85
  Small Business Administration................      --       --           --       --
                                                -------    ------     -------    ------
      Total.................................... $19,863    100.00%    $11,675    100.00%
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

     At December 31, 2001, deposits totaled $228.2 million. At December 31, 2001, the Bank had a total of $121.7 million in certificates of deposit, of which $89.9 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2001 certificates of deposit with balances of $100,000 or more totaled $27.3 million.

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

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                          Year Ended December 31,
                                      ------------------------------
                                      2001         2000         1999
                                      ----         ----         ----
                                        (Dollars in thousands)

Opening balance..................  $ 202,755    $ 189,120     $194,205
Deposits.........................  1,448,285    1,008,188      979,766
Withdrawals......................  (1,430,907)  (1,002,146)   (992,067)
Interest credited................      8,030        7,593        7,216
                                   ---------    ---------     --------

Ending balance...................  $ 228,163    $ 202,755     $189,120
                                   ---------    ---------     --------

Net increase (decrease)..........  $  25,408    $  13,635     $ (5,085)
                                   =========    =========     ========

Percent increase (decrease)......     12.53%         7.21%       (2.62)%
                                   =========    =========     ========

     The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2001.

                                                                         Maturity
                                                      ----------------------------------------------
                                                      3 Months    Over 3 to 6   Over 6 to 12 Over 12
                                                       or Less      Months       Months       Months        Total
                                                       -------      ------       ------       ------        -----
                                                                                (In thousands)

Certificates of deposit less than $100,000........   $ 18,599     $ 17,982      $30,675      $27,094      $ 94,350
Certificates of deposit of $100,000 or more.......      8,532        4,754        9,389        4,651        27,326
                                                     --------     --------      -------      -------      --------

Total of certificates of deposit..................   $ 27,131     $ 22,736      $40,064      $31,745      $121,676
                                                     ========     ========      =======      =======      ========

     The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

                                                                           December 31,
                                                 --------------------------------------------------------------
                                                         2001                  2000                  1999
                                                 ------------------    ------------------    ------------------
                                                 Amount     Percent    Amount     Percent    Amounts    Percent
                                                 ------     -------    ------     -------    -------    -------
                                                                       (Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing.........................    $ 29,882     13.10%   $ 22,672     11.18%   $ 19,560      10.35%
Savings accounts............................      44,459     19.48      43,851     21.63      43,648      23.08
NOW accounts................................       8,455      3.71       8,800      4.34       8,120       4.29
Money market accounts.......................      23,691     10.38      17,086      8.43      14,737       7.79
                                                --------     -----    --------     -----    --------      -----
  Total.....................................     106,487     46.67      92,409     45.58      86,065      45.51
                                                --------     -----    --------     -----    --------      -----

Certificates of deposit:
0.00-3.99%..................................      25,047     10.98       4,863      2.40       3,419       1.81
4.00-5.99%..................................      50,732     22.23      57,027     28.12      87,850      46.45
6.00-7.99%..................................      45,897     20.12      48,456     23.90      11,786       6.23
                                                --------     -----    --------     -----    --------      -----
  Total certificates of deposit.............     121,676     53.33     110,346     54.42     103,055      54.49
                                                --------     -----    --------     -----    --------      -----
Total deposits..............................    $228,163    100.00%   $202,755    100.00%   $189,120     100.00%
                                                ========    ======    ========    ======    ========     ======

     The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 2001.

                                                                                              Percent
                                                 2.00-3.99% 4.00-5.99% 6.00-7.99% Total      of Total
                                                 ---------  ---------  ---------  -----      ---------
                                                                (Dollars in thousands)
Certificate accounts maturing in quarter ending:
December 31, 2001...........................     $ 4,011    $    --    $    --    $ 4,011       3.29%
March 31, 2002 .............................       8,038      8,422      6,660     23,120      19.00
June 30, 2002...............................       4,507     12,355      5,874     22,736      18.68
September 30, 2002..........................         852      9,178     14,669     24,699      20.30
December 31, 2002...........................       3,799      3,396      8,170     15,365      12.63
March 31, 2003..............................       1,292      4,958      1,192      7,442       6.16
June 30, 2003...............................         733      2,901      1,589      5,223       4.29
September 30, 2003..........................          --      1,884        227      2,111       1.73
December 31, 2003...........................         889      1,274        611      2,774       2.28
March 31, 2004..............................          --        699      1,008      1,707       1.40
June 30, 2004...............................          --      1,015        173      1,188       0.97
September 30, 2004..........................         250      1,321        824      2,395       1.96
December 31, 2004...........................         306      1,048         11      1,365       1.12
Thereafter..................................         370      2,281      4,889      7,540       6.19
                                                  ------     ------     ------    -------     ------
Total   ....................................      25,047     50,732     45,897    121,676     100.00%
                                                  ======     ======     ======    =======     ======
Percent of total............................       20.58%     41.70%     37.72%    100.00%
                                                  ======     ======     ======    =======

Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                        At December 31,
                                                                                ------------------------------
                                                                                2001         2000         1999
                                                                                ----         ----         ----
                                                                                    (Dollars in thousands)
Short-Term Borrowings:
  Repurchase Agreements - FHLB.........................................      $     --     $  7,000      $14,000
  Term Advances - FHLB.................................................        11,600        5,000           --
  Overnight Advance - FHLB.............................................            --           --          200
Long-Term Borrowings:
  Repurchase Agreements - FHLB.........................................        36,000       31,000       20,000
  Term Advances - FHLB.................................................        29,000       29,100       16,000
                                                                             --------     --------      -------
    Total Borrowings...................................................      $ 76,600     $ 72,100      $50,200
                                                                             --------     --------      -------

Weighted Average interest cost of short-term borrowings during the year          5.02%        6.23%        5.71%
                                                                             --------     --------      -------
Weighted Average interest cost of long-term borrowings during the year.          5.15%        6.03%        5.32%
                                                                             --------     --------      -------

Average Balance of borrowings outstanding during the year..............      $ 74,904     $ 65,856      $32,841
                                                                             --------     --------      -------


     Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 2001, the Bank maintained 304 trust/fiduciary accounts, with total assets of $49.5 million under management as compared to 307 trust/fiduciary accounts with $37.7 million total assets at December 31, 2000. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

Insurance Activities

     On October 2, 2000, the Bank completed the acquisition of Bailey & Haskell Associates, Inc., ("B&H"), an insurance agency located in Central New York State. B&H has offices in Oneida, Canastota, New Hartford and Syracuse. B&H is a full-service insurance and financial services firm with over 60 employees providing services to over 10,000 customers. The addition of insurance and financial services enables the Bank to continue evolving from a traditional depository institution into a financial services organization. B&H offers personal and commercial property insurance, life insurance, pension plan services, mutual funds and annuity sales, and other products and services. B&H represents many insurance companies including, Travelers, CNA, Hartford, Progressive, Utica National, Chubb and many more. During 2001, the Bank also completed the acquisition of two additional insurance agencies.

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

Personnel

     As of December 31, 2001, the Bank had 114 full-time employees and 12 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Regulation

     General. The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the BIF. The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. On July 18, 2001 the Company and the Mutual Holding Company completed their conversion to federal charters. Consequently, they are subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company, or the Mutual Holding Company.

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

     The FDIC establishes deposit insurance premiums based upon the risks a particular bank or savings association poses to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period, consisting of: (i) well capitalized; (ii) adequately capitalized; or (iii) undercapitalized and one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized or adequately capitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. Any institution that does not meet these two definitions is deemed to be undercapitalized for this purpose. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessments rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The Bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

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

     Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2001, the Bank had $14.5 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

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

Federal Holding Company Regulation.

     General. The Company and the Mutual Holding Company are nondiversified mutual savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company, and their subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

     Permitted Activities. Under OTS regulation and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

     The Home Owners' Loan Act prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings association, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings association, the OTS must consider the financial and managerial resources, future prospects of the company and association involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings association in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Waivers of Dividends by Mutual Holding Company. Office of Thrift Supervision regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations. The Mutual Holding Company intends to waive dividends paid by the Company. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event the Mutual Holding Company converts to stock form.

     Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than the Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

     New York State Bank Holding Company Regulation. In addition to the federal regulation, a holding company controlling a state chartered savings bank organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the Company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the Banking Board is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries.

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2001, the Bank was in compliance with these reserve requirements.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2001, the Bank had $3.8 million of FHLB stock. The dividend yield from FHLB stock was 4.39% at December 31, 2001. No assurance can be given that such dividends will continue in the future at such levels.

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

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At December 31, 2001, the Bank had no net operating loss carryforwards for federal income tax purposes.

     Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Because the Mutual Holding Company owns less than 80% of the outstanding common stock of the Company it is not permitted to file a consolidated federal income tax return with the Company and the Bank. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return.

State Taxation

     New York State Taxation. The Company and the Bank report income on a combined calendar year basis to New York State. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

     The IRS and New York State Department of Taxation have recently completed their audit of the Bank's 1993, 1994 and 1995 federal and state income tax returns.

Executive Officers of the Registrant

     Listed below is information, as of December 31, 2001, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

         Name                      Age                                  Position and Term
         ----                      ---                                  -----------------

Michael R. Kallet                  51            President and Chief Executive Officer since 1990

Eric E. Stickels                   40            Senior Vice President and Chief Financial Officer since
                                                 1998

Thomas H. Dixon                    47            Senior Vice President\Credit Administration since 1996


ITEM 2.           PROPERTIES

     The Bank conducts its business through its main office located in Oneida, New York, and five additional full service branch offices. The following table sets forth certain information concerning Company property and equipment at December 31, 2001. The aggregate net book value of the Company's premises and equipment was $8.0 million at December 31, 2001. The insurance subsidiary conducts its business through five leased facilities with lease expirations not exceeding five years.

                                        Original             Date of         Net Book Value
                                          Year                Lease    of Property and Equipment
     Location                           Acquired           Expiration     at December 31, 2001
     -----------------------------------------------------------------------------------------
                                                                             (In thousands)
Main Office:
182 Main Street                           1889                 N/A           $ 2,608
Oneida, New York  13421

Branch Offices:
Camden Branch                             1997                 N/A               943
41 Harden Boulevard
Camden, New York 13316

Canastota Branch                          1999                 N/A             1,033
104 S. Peteboro St.
Canastota, New York 13032

Cazenovia Branch                          1971                 N/A             1,327
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch                           1976                 N/A                34
35 Broad Street
Hamilton, New York 13346

Convenience Center                        1988                 N/A               242
585 Main Street
Oneida, New York 13421


Mortgage Center
126 Lenox Avenue                          1989                 N/A                96
Oneida, New York 13421

Operations Center
169 Main Street                           2001                 N/A             1,171
Oneida, New York 13421

Bailey & Haskell Associates, Inc.
Various locations                         2000               Various             347
(Headquarters)
131 Main Street
Oneida, New York 13421

Other Bank Property
102 S. Peterboro St.                      2000                 N/A               214
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

     In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, a United States District Court removed a stay of litigation, having been in place since the late 1980's pending settlement negotiations. In December 1998, both the Oneidas and the United States Justice Department filed motions to amend the long outstanding claim against the State of New York. The motions attempts to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither the Bank nor the Company is a named defendant in the motion. The Court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. In January 2001, amended complaints were served by the Oneidas and the United States, which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area. In June 2001, the Court determined that certain land purchased by the Oneidas in 1997 and 1998 are exempt from real estate taxes, accepting the Oneidas argument that the acquired parcels lie within the boundaries of the "reservation" established in 1794 by the Federal Government. The State of New York, Counties of Madison and Oneida and the City of Sherrill have appealed the Courts decision with a court date set for March 2002. In February 2002, a joint statement was issued by the Oneidas, State of New York and the counties of Madison and Oneida, indicating that the framework for a settlement had been agreed upon subject to the approval by the State legislature and the Federal Government.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2001 to a vote of securityholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 2001 (the "Annual Report to Stockholders") is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risk. In recent years, the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of residential monthly and bi-weekly adjustable-rate mortgage loans, commercial adjustable-rate mortgage loans, other business purpose loans and consumer loans consisting primarily of auto loans; (ii) selling substantially all newly originated longer-term fixed-rate one-to-four family residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (iii) managing the Company's investment activities in a prudent manner in the context of overall balance sheet asset/liability management. Investing in shorter-term securities will generally bear lower yields as compared to longer-term investments, but which better position the Bank for increases in market interest rates and better matches the maturities of the Bank's certificate of deposit accounts. Certificates of deposit that mature in one year or less, at December 31, 2001 totaled $89.9 million, or 32.7% of total interest-bearing liabilities. The wholesale arbitrage strategy of investing allows the Company to invest in longer-term assets by hedging the additional interest rate risk with liabilities of similar maturity or repricing characteristics. Borrowed funds that mature in one year or less, at December 31, 2001 totaled $11.6 million, or 4.2% of total interest-bearing liabilities. Management believes that this balanced approach to investing will reduce the exposure to interest rate fluctuations will enhance long-term profitability.

     Net Income and Portfolio Value Analysis. The Company's interest rate sensitivity is monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Company's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates; reinvestment rates. The following sets forth the Company's net income and NPV as of December 31, 2001.

    Change in
 Interest Rates                  Net Interest IncomeNet Portfolio Value
                       --------------------------------------------------------
 In Basis Points        Dollar   Dollar   Percent   Dollar    Dollar    Percent
  (Rate Shock)          Amount   Change   Change    Amount     Change   Change
  ------------          ------   ------   ------    ------     ------   ------
                                                       (Dollars in thousands)

      +300             $10,614   $  264      2.6%  $ 37,544  $ (10,724)(22.2)%
      +200              10,582      232      2.2%    40,321     (7,947)(16.5)%
      +100              10,535      185      1.8%    43,349     (4,919)(10.2)%
     Static             10,350       --       --     48,268        --
      -100              10,320      (30)  (0.3)%     50,691      2,423    5.0%
      -200              10,081     (269)  (2.6)%     49,265        997    2.1%
      -300               9,858     (492)  (4.8)%     48,413        145    0.3%

     There are certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in Net Income and NPV requires the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the Net Interest Income and NPV Table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the Net Income and NPV Table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS

     The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2001.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 25, 2002, (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(1) Financial Statements

                    o    Report of Independent Accountants

                    o Consolidated Statements of Condition, December 31, 2001 and 2000

                    o Consolidated Statements of Income, Years Ended December 31, 2001, 2000 and 1999

                    o Consolidated Statements of Changes in Stockholders' Equity, Years Ended December 31, 2001, 2000 and 1999

                    o Consolidated Statements of Cash Flows, Years Ended December 31, 2001, 2000 and 1999

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

                                    ONEIDA FINANCIAL CORP.

Date: March 19, 2002                By:  /s/ Michael R. Kallet
                                         Michael R. Kallet
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael R. Kallet                                By: /s/ Eric E. Stickels
     Michael R. Kallet, President and Chief                  Eric E. Stickels, Senior Vice President and Chief
       Executive Officer                                       Financial Officer
     (Principal Executive Officer)                           (Principal Financial and Accounting Officer)

Date: March 19, 2002                                     Date: March 19, 2002


By: /s/ Thomas H. Dixon                                  By: /s/ Nicholas J. Christakos
Thomas H. Dixon, Senior Vice President                       Nicholas J. Christakos, Director

Date: March 19, 2002                                     Date: March 19, 2002


By: /s/ Patricia D. Caprio                               By: /s/ Edward J. Clarke
     Patricia D. Caprio, Director                            Edward J. Clarke, Director

Date: March 19, 2002                                     Date: March 19, 2002


By: /s/ James J.  Devine, Jr.                            By: /s/ John E. Haskell
     James J. Devine, Jr., Director                          John E. Haskell, Director

Date: March 19, 2002                                     Date: March 19, 2002


By: /s/ Rodney D. Kent                                   By: /s/ William D. Matthews
     Rodney D. Kent, Director                                William D. Matthews, Director

Date: March 19, 2002                                     Date: March 19, 2002

By: /s/ Michael W. Milmoe                                By: /s/ Richard B. Myers
     Michael W. Milmoe, Director                             Richard B. Myers, Director

Date: March 19, 2002                                     Date: March 19, 2002

By: /s/ Frank O. White, Jr.
     Frank O. White, Jr., Director

Date: March 19, 2002

                                   EXHIBIT 13


                       2001 ANNUAL REPORT TO STOCKHOLDERS



                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT



    Parent Company             Subsidiary Company       State of Incorporation
    --------------             ------------------       ----------------------

 Oneida Financial Corp      The Oneida Savings Bank            New York
The Oneida Savings Bank  Oneida Preferred Funding Corp.        New York
The Oneida Savings Bank   Bailey & Haskell Associates,         New York
                                      Inc.
The Oneida Savings Bank      The Dunn Agency, Inc.             New York