Form 10-Q
period 2002-03-31
ONEIDA FINANCIAL CORP
filed 2002-05-15
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q

(Mark One)

{X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[ [ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------
                                Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Federal                                              16-1561678
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer)
 incorporation or organization)                           Identification Number)

                     182 Main Street, Oneida, New York 13421
                    -----------------------------------------
                    (Address of Principal Executive Offices)


Registrant's telephone number, including area code:  (315) 363-2000
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check x whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,851,935 shares of the Registrant's common stock outstanding as of May 1, 2002.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1Financial Statements                                               1

          Consolidated Statements of Condition                               2
          As of March 31, 2002 (unaudited) and December 31, 2001 (audited)

          Consolidated Statements of Operations (unaudited)                  3
          For the three months ended March 31, 2002 and 2001

          Consolidated Statements of Comprehensive Income (unaudited)        4
          For the three months ended March 31, 2002 and 2001

          Consolidated Statements of Cash Flows (unaudited)                  5
          For the three months ended March 31, 2002 and 2001

          Notes to Consolidated Financial Statements (unaudited)             7

   Item 2.Management's Discussion and Analysis of Financial Condition       11
          And Results of Operations

   Item 3.Quantitative and Qualitative Disclosures about Market Risk        17

PART II. OTHER INFORMATION                                                  18

PART I.      FINANCIAL INFORMATION
             Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2002 and December 31, 2001

                                                                (unaudited)          (audited)
                                                                     At                  At
                                                                  March 31,         December 31,
                                                                    2002                2001
                                                                    ----                ----
ASSETS                                                                   (in thousands)
         Cash and due from banks                                 $  11,559           $  11,851
         Federal funds sold                                         10,000               9,900
                                                                 ---------           ---------
  TOTAL CASH AND CASH EQUIVALENTS                                   21,559              21,751

         Investment securities, at fair value                       84,984              78,390
         Mortgage-backed securities, at fair value                  51,108              53,686

         Mortgage loans held for sale                                3,824               5,946

         Loans receivable                                          166,532             166,619
         Allowance for credit losses                                (1,364)             (1,672)
                                                                 ---------           ---------
   LOANS RECEIVABLE, NET                                           165,168             164,947

         Bank premises and equipment, net                            8,593               8,015
         Accrued interest receivable                                 1,946               2,028
         Other real estate                                              42                  77
         Other assets                                                3,705               3,751
         Goodwill                                                    4,927               4,744
         Cash surrender value - life insurance                       9,510               9,382
                                                                 ---------           ---------
         TOTAL ASSETS                                            $ 355,366           $ 352,717
                                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                               $ 199,893           $ 198,281
         Non-interest bearing deposits                              30,204              29,882
         Borrowings                                                 76,600              76,600
         Other liabilities                                           3,132               2,940
                                                                 ---------           ---------
TOTAL LIABILITIES                                                  309,829             307,703
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized                    0                   0
         Common stock  ($.01 par value; 20,000,000
              shares authorized;  3,663,438 issued)                     37                  37
         Additional paid-in capital                                 16,779              16,779
         Retained earnings                                          33,113              33,049
         Common shares issued under employee
               stock plans - unearned                                 (874)               (874)
         Accumulated other comprehensive income (loss)                 254                (157)
         Treasury stock (at cost, 295,716
                                    and 296,063 shares)             (3,189)             (3,198)
         Unearned stock compensation                                  (583)               (622)
                                                                 ---------           ---------
   TOTAL STOCKHOLDERS' EQUITY                                       45,537              45,014
                                                                 ---------           ---------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                    $ 355,366           $ 352,717
                                                                 =========           =========


               The accompanying notes are an integral part of the
                        consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 (unaudited) and 2001 (unaudited )

                                                                   Three Months Ended
                                                                March 31,      March 31,
                                                                  2002            2001
                                                                  ----            ----
                                                       (in thousands, except Earnings Per Share Data)

INTEREST INCOME:
         Interest and fees on loans                               $3,201          $3,618
         Interest on investment and mortgage-
                  backed securities                                1,538           1,791
         Dividends on equity securities                              227             293
         Interest on federal fund sold and
              interest-bearing deposits                               48              54
                                                                  ------          ------
   Total interest and dividend income                              5,014           5,756
                                                                  ------          ------
INTEREST EXPENSE:
         Savings deposit                                             111             268
         Money market and Super NOW                                  137             170
         Time deposits                                             1,441           1,641
         Borrowings                                                  954           1,052
                                                                  ------          ------
                  Total interest expense                           2,643           3,131
                                                                  ------          ------
NET INTEREST INCOME                                                2,371           2,625
         Less: Provision for credit losses                           190             120
                                                                  ------          ------
   Net interest income after provision for credit losses           2,181           2,505
                                                                  ------          ------
OTHER INCOME:
         Investment security gain, net                                 1              16
         Other operating income                                    2,039           1,555
                                                                  ------          ------
   Total other income                                              2,040           1,571
                                                                  ------          ------
OTHER EXPENSES:
         Compensation and employee benefits                        2,072           1,914
         Occupancy expenses, net                                     598             541
         Other operating expense                                     678             699
                                                                  ------          ------
   Total other expenses                                            3,348           3,154
                                                                  ------          ------
INCOME BEFORE INCOME TAXES                                           873             922
                                                                  ------          ------
   Provision for income taxes                                        260             279
                                                                  ------          ------
NET INCOME                                                        $  613          $  643
                                                                  ======          ======
EARNINGS PER SHARE - BASIC                                        $ 0.13          $ 0.14
                                                                  ======          ======
EARNINGS PER SHARE - DILUTED                                      $ 0.12          $ 0.13
                                                                  ======          ======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2002 (unaudited) and 2001 (unaudited)


                                                                      Three Months Ended
                                                                   March 31,        March 31,
                                                                     2002              2001
                                                                     ----              ----
                                                                         (in thousands)
      Net income                                                   $   613           $   643
                                                                   -------           -------

      Other comprehensive income, net of tax:
           Unrealized gains on assets available for sale:
         Unrealized holding gains
             arising during period                                     686               943
         Less: reclassification adjustment for
                   gains included in net income                         (1)              (16)
                                                                   -------           -------
                                                                       685               927
         Net income tax effect                                        (274)             (371)
                                                                   -------           -------
Other comprehensive income, net of tax                                 411               556

      Comprehensive Income                                         $ 1,024           $ 1,199
                                                                   =======           =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2002 (unaudited) and 2001 (unaudited)

                                                                           Three Months Ended
                                                                      March 31,       March 31,
                                                                        2002             2001
                                                                        ----             ----
Operating Activities:                                                      (in thousands)
   Net income                                                         $    613         $    643
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        221              301
      Amortization of premiums/discounts on securities, net                 45               15
      Provision for credit losses and other real estate losses             190              120
      Provision for investment losses                                      256                0
      Stock compensation earned                                             39               39
      Loss on sale of other real estate                                      5                0
      Gain on sale/call of securities, net                                  (1)             (16)
      Gain on sale of loans, net                                           (99)             (15)
      Income tax payable                                                  (214)            (104)
      Accrued interest receivable                                           82              203
      Other assets                                                        (355)          (1,334)
      Other liabilities                                                    223            1,026
      Origination of loans held for sale                                (9,055)          (4,468)
      Proceeds from sales of loans                                      11,276            4,021
                                                                      --------         --------
          Net cash provided by operating activities                      3,226              431
                                                                      --------         --------
Investing Activities:
  Purchase of investment securities                                    (13,688)         (18,318)
  Principal collected on and proceeds of maturities
      sales or calls from investments                                    7,636           28,667
  Purchase of mortgage-backed securities                                (5,024)          (7,831)
  Principal collected on and proceeds from sales
     of  mortgage-backed securities                                      7,443            2,898
  Net increase in loans                                                   (436)          (1,076)
  Purchase of bank premises and equipment                                 (799)            (342)
  Proceeds from sale of other real estate                                   56               55
 Purchase of insurance agencies                                              0             (965)
  Purchase of life insurance                                                 0           (9,000)
                                                                      --------         --------
          Net cash used in investing activities                         (4,812)          (5,912)
                                                                      --------         --------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, super now and escrow                                 3,330              702
  Net (decrease) increase in time deposits                              (1,397)           4,308
  Proceeds from borrowings                                               2,500            7,500
  Repayment of borrowings                                               (2,500)          (7,000)
  Cash dividends                                                          (548)            (603)
  Purchase of treasury stock                                                (3)             (18)
 Exercise of stock options (using treasury stock)                           12                0
                                                                      --------         --------
          Net cash provided by financing activities                      1,394            4,889
                                                                      --------         --------
Decrease in cash and cash equivalents                                     (192)            (592)
                                                                      --------         --------
Cash and cash equivalents at beginning of period                        21,751            8,817
                                                                      --------         --------
Cash and cash equivalents at end of period                            $ 21,559         $  8,225
                                                                      ========         ========


Supplemental disclosures of cash flow information:
Cash paid for interest                                    2,577        3,131
Cash paid for income taxes                                  465          220
Non-cash investing activities:
Unrealized gain on investment and mortgage-backed
     securities designated as available for sale            685          927
Transfer of loans to other real estate                       25            0
Contingent consideration for insurance acquisition          183            0
================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             Oneida Financial Corp.
                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                                 March 31, 2002

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at March 31, 2002 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding at March 31, 2002. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The Company paid a three-for-two stock dividend based on the ex-dividend date of April, 23, 2002. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31 which takes into consideration the retroactive restatement of the stock dividend:

                                          Income            Shares         Per Share

March 31, 2002:

Net income (Three Months Ended)          $ 612,617

Basic Earnings Per Share:                $ 612,617        4,829,130        $   0.13
Effect of dilutive securities:
         Stock options and awards                0          162,464
                                         ---------        ---------
Diluted Earnings Per Share               $ 612,617        4,991,594        $   0.12
                                                                           --------
March 31, 2001:
Net income (Three Months Ended)          $ 642,620

Basic Earnings Per Share                 $ 642,620        4,757,554        $   0.14
Effect of dilutive securities:
         Stock options and awards                0            7,248
                                         ---------        ---------
Diluted Earnings Per Share               $ 642,620        4,764,802        $   0.13
                                                                           --------

Note C - Nature of Operations

On October 2, 2000, the Bank completed its acquisition of Bailey & Haskell Associates, Inc., an insurance agency (the "Agency"). The Bank paid $3,075,000 in cash and $500,000 in Company stock, of which 45,496 shares of stock were issued in January 2001, to the Agency's shareholders. Goodwill in the amount of $3,350,000 was recorded in conjunction with the transaction. Under terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period ending in 2005. As of March 31, 2002, $182,291 additional goodwill was recorded for the contingent purchase payment for 2001.

On January 2, 2001, the Bank completed its acquisition of Noyes and LaLonde, Inc., an insurance agency. The Bank paid $667,500 in cash for $55,200 in fixed assets and established a note payable for $612,500 to be paid over 24 months with interest at 7.5% per annum to acquire certain tangible and intangible assets of the agency. Goodwill in the amount of $1,250,000 was recorded in conjunction with the transaction. Noyes and LaLonde, Inc. was subsequently merged into Bailey and Haskell Associates, Inc. Additionally, effective as of January 1, 2001, the Bank also completed its acquisition of The Dunn Agency. The Bank paid $247,500 in cash and established a note payable for $247,500 to be paid over 24 months with interest at 7.5% per annum to acquire 100% of the capital stock of The Dunn Agency. Goodwill in the amount of $523,000 was recorded in conjunction with this transaction.

The acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of the Agency operations are included in the financial statements as of the date of the acquisitions.

On November 21, 2001, the Bank signed a definitive merger agreement to acquire the assets of State Bank of Chittenango (SBC); a $65 million New York State chartered commercial bank. Under the terms of the agreement, the Bank will pay approximately $11.9 million or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. The stockholders of SBC approved the merger in March 2002 and regulatory approval is still pending. The merger is expected to be completed in the second quarter of 2002.

In January 2002, the Company signed a letter of intent to acquire the assets of Kennedy & Clarke, Inc., an insurance agency, for $194,500 in cash and establish a note payable for $194,500 to be paid over 24 months with interest at 6.0% per annum. The acquisition is expected to be completed in the second quarter 2002.

Note D - New Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rule, goodwill will no longer be amortized but will subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. This statement was effective for the Company beginning on January 1, 2002. The Company will periodically review for impairment based on fair values and make adjustments as necessary. As of March 31, 2002, no impairment adjustment has been made to the Goodwill. The impact of the pronouncement on the financial statements is as follows:

                                              For the Three Months Ended
                                                  March 31,   March 31,
                                                    2002         2001
                                                    ----         ----
                                      (in thousands, except for Earnings Per Share Data)

Reported net income                                 $613        $ 643
Add back:  Goodwill amortization, net of tax           0           59
                                                                -----
Adjusted Net income                                 $613        $ 702
                                                   =====        =====

Basic earnings per share:
Reported net income                                $0.13        $0.14
Goodwill amortization, net of tax                      0         0.01
                                                   -----        -----
Adjusted net income                                $0.13        $0.15
                                                   =====        =====

Diluted earnings per share:
Reported net income                                $0.12        $0.13
Goodwill amortization, net of tax                      0         0.01
                                                   -----        -----
Adjusted net income                                $0.12        $0.14
                                                   =====        =====


Note E - Charter Conversion

The Company received regulatory approval to convert its charter from a Delaware Corporation to a Federal Corporation chartered by the Office of Thrift Supervision ("OTS") on July 12, 2001 and completed the charter conversion on July 18, 2001. As part of the charter conversion, the total number of shares authorized changed from 8,000,000 at a par value of $0.10 to 20,000,000 at a par value of $0.01. In addition, one million shares of serial preferred stock were authorized. There is no serial preferred stock outstanding at March 31, 2002.

Note F - Dividend Restrictions

Oneida Financial MHC, which owns 1,915,445 or 56.88% of the outstanding shares as of March 31, 2002 of Oneida Financial Corp., had filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of March 31, 2002 and December 31, 2001, the retained earnings restricted for cash dividends waived was $1,417,429 and $689,560, respectively.

Note G - Stock Split

On March 13, 2002, the Company declared a three-for-two stock dividend to shareholders of record as of April 9, 2002, payable on April 23, 2002. The stock dividend will be paid with additional shares of common stock and fractional shares will be paid in cash based on the last sales price of the common stock on the first trading date following the record date, as adjusted for the stock dividend. The Company recorded the stock dividend as of the ex-dividend date; however, the earnings per share calculations have taken into consideration the retroactive restatement of the stock dividend for the years presented Shares outstanding references except for those in the earnings per share calculation have not taken into consideration the effect of the stock dividend.

Note H - Allowance for Credit Losses

The allowance for credit losses decreased $308,000 since December 31, 2001 to $1.4 million at March 31, 2002. The decrease is due in part to one commercial loan charged off during the first quarter of 2002 and due to a change in the methodology used by management in determining the adequacy of the allowance for credit losses. The allowance is established based upon management's evaluation of the risks inherent in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management monitors and modifies the level of the allowance for credit losses in order to maintain a level considered adequate to provide for potential loan losses. Annually, management evaluates the adequacy of the allowance and determines the appropriate level of provision of credit losses by applying fixed percentages to each category of performing loans and classified loans. Management has updated the fixed percentages to be applied during 2002 to each loan category based on net charge-off experience and delinquencies over the past five years and currently. Utilization of a similar methodology as applied during 2001 would have resulted in additional provisions charged against earnings during the first quarter of 2002 of approximately $250,000. Management believes that the current method of determining the adequacy of the allowance for credit losses is prudent in light of the evaluation and review of the fair value of underlying collateral, economic conditions, historic loan loss experience and geographic concentrations. At March 31, 2002 the allowance for credit losses as a percentage of net loans receivable was 0.81% as compared to 1.03% on March 31, 2001.

Note I - Segment Information


The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended March 31, 2002 and 2001, the Company's insurance activities consisted of those conducted through Bailey & Haskell Associates, Inc. and The Dunn Agency subsidiaries. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                   Three Months Ended March 31, 2002
                                                  --------------------------------------
                                                                   2002
                                                  ---------------------------------------
                                                    Banking                    Insurance
                                                  Activities    Activities       Total

Net interest income                                 $2,371        $   --        $2,371
Provision for credit losses                            190            --           190
                                                    ------        ------        ------
         Net interest income after provision
                  for credit losses                  2,181            --         2,181
Other income                                           632         1,408         2,040
Other expenses                                       2,268         1,080         3,348
                                                    ------        ------        ------
         Income before income taxes                    545           328           873
Income tax expense                                     148           112           260
                                                    ------        ------        ------
         Net income                                 $  397        $  216        $  613
                                                    ======        ======        ======



                                                   Three Months Ended March 31, 2001
                                                  -----------------------------------
                                                                   2001
                                                  -----------------------------------
                                                    Banking      Insurance
                                                  Activities     Activities     Total

Net interest income                                 $2,625        $   --        $2,625
Provision for credit losses                            120            --           120
                                                    ------        ------        ------
         Net interest income after provision
                  for credit losses                  2,505            --         2,505
Other income                                           381         1,190         1,571
Other expenses                                       2,168           986         3,154
                                                    ------        ------        ------
         Income before income taxes                    718           204           922
Income tax expense                                     217            62           279
                                                    ------        ------        ------
         Net income                                 $  501        $  142        $  643
                                                    ======        ======        ======


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


GENERAL

     Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for credit losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2001 and March 31, 2002 the Company had 3,219,285 shares and 3,219,632 shares outstanding of which 1,915,445 were held by Oneida Financial MHC, the Company's mutual holding company parent.


RECENT DEVELOPMENTS

     On November 21, 2001, the Bank signed a definitive merger agreement to acquire the assets of State Bank of Chittenango (SBC); a $65 million in assets New York State chartered commercial bank. Under the terms of the agreement, the Bank will pay approximately $11.9 million or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. The merger was approved by the stockholders of SBC in March 2002 and regulatory approval is still pending. The merger is expected to be completed in the second quarter of 2002.

     In January 2002, the Company signed a letter of intent to acquire the assets of Kennedy & Clarke, Inc., an insurance agency, for $194,500 in cash and establish a note payable for $194,500 to be paid over 24 months with interest at 6.0% per annum. The acquisition is expected to be completed in the second quarter 2002.

     The Company announced a cash dividend to all shareholders of record as of January 22, 2002 and was paid on February 5, 2002 at $0.38 per share of common stock.

     On March 13, 2002, the Company declared a three-for-two stock dividend to shareholders of record as of April 9, 2002, payable on April 23, 2002. The stock dividend will be paid with additional shares of common stock and fractional shares will be paid in cash based on the last sales price of the common stock on the first trading date following the record date, as adjusted for the stock dividend. The Company recorded the stock dividend as of the ex-dividend date; however, the earnings per share calculations have taken into consideration the retroactive restatement of the stock dividend for the years presented. Shares outstanding references except for those in the earnings per share calculation have not taken into consideration the effect of the stock dividend.

FINANCIAL CONDITION

     ASSETS. Total assets at March 31, 2002 were $355.4 million, an increase of $2.7 million from $352.7 million at December 31, 2001. Asset growth was supported by an increase of $4.0 million in investment and mortgage-backed securities. The increase in investment and mortgage-backed securities was due to investing excess liquidity as a result of deposit growth as well as proceeds from loan sales during the first quarter. Partially offsetting the increase in investment and mortgage-backed securities of $4.0 million was a decrease in net loans receivable of $1.9 million. Residential loans decreased by $3.1 million since December 31, 2001, due to the sale of $11.3 million of fixed-rate residential real estate loans in the secondary market during the first quarter 2002. At March 31, 2002, total consumer and commercial business loans increased by $0.9 million from December 31, 2001. Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets.

     The allowance for credit losses decreased $308,000 since December 31, 2001 to $1.4 million at March 31, 2002. The decrease is due in part to one commercial loan charged off during the first quarter of 2002 and due to a change in the methodology used by management in determining the adequacy of the allowance for credit losses. The allowance is established based upon management's evaluation of the risks inherent in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management monitors and modifies the level of the allowance for credit losses in order to maintain a level considered adequate to provide for potential loan losses. Annually, management evaluates the adequacy of the allowance and determines the appropriate level of provision of credit losses by applying fixed percentages to each category of performing loans and classified loans. Management has updated the fixed percentages to be applied during 2002 to each loan category based on net charge-off experience and delinquencies over the past five years and currently. Utilization of a similar methodology as applied during 2001 would have resulted in additional provisions charged against earnings during the first quarter of 2002 of approximately $250,000. Management believes that the current method of determining the adequacy of the allowance for credit losses is prudent in light of the evaluation and review of the fair value of underlying collateral, economic conditions, historic loan loss experience and geographic concentrations. At March 31, 2002 the allowance for credit losses as a percentage of net loans receivable was 0.81% as compared to 1.03% on March 31, 2001.

     LIABILITIES. Total liabilities increased by $2.1 million or 0.7% to $309.8 million at March 31, 2002 from $307.7 million at December 31, 2001. The increase is primarily the result of an increase of $1.9 million in total deposits. The Bank continues to emphasize core deposits and checking accounts, which increased by $3.5 million since December 31, 2001. Certificate of deposits decreased $1.4 million since December 31, 2001 or by 1.1%.

     STOCKHOLDERS' EQUITY. Total stockholders' equity at March 31, 2002 was $45.5 million, an increase of $500,000 from $45.0 million at December 31, 2001. The increase in stockholders' equity was due to the addition of after-tax net income of $613,0000 for the three months ended March 31, 2002. In addition, the increase in stockholder's equity was a result of an adjustment for the net unrealized gain on available for sale mortgage-backed and other investment securities at March 31, 2002 as compared with December 31, 2001. A decrease in interest rates generally has a positive effect on the market value of the Company's investments and mortgage-backed securities portfolios. Accumulated Other Comprehensive Income (Loss) increased $411,000 from December 31, 2001. The increases to total stockholders' equity was partially offset by the payment of the Company's semiannual cash dividend of $0.38 resulting in an equity reduction of $548,000.



ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

     AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended March 31, 2002 and 2001 and for the year ended December 31, 2001. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

     TABLE 1. Average Balance Sheet. (Quarterly)

                                                     Three Months Ended March 31,                  Twelve Months Ended Dec. 31,
                                                     ----------------------------                  ----------------------------
                                                 2002                            2001                            2001
                                   Average     Interest             Average     Interest            Average     Interest
                                Outstanding    Earned/    Yield/  Outstanding   Earned/    Yield/  Outstanding   Earned/      Yield/
                                   Balance      Paid       Rate     Balance      Paid       Rate    Balance       Paid         Rate
                                   -------      ----       ----     -------      ----       ----    -------       ----         ----
Interest-earning Assets:                                        ( Dollars in Thousands)

  Loans Receivable*                $170,714     $3,201     7.50%   $166,347     $3,618      8.70%   $169,831     $14,232       8.38%
  Investment Securities             126,861      1,723     5.43%    123,720      2,012      6.51%    122,372       7,724       6.31%
  Federal Funds                      13,312         48     1.44%      3,685         54      5.86%      6,935         246       3.55%
  Equity Securities                   6,965         42     2.41%      3,287         72      8.76%      6,325         259       4.09%
                                   --------     ------     ----    --------     ------      ----    --------     -------       ----
    Total Interest-earning         317,852       5,014     6.31%    297,039      5,756      7.75%    305,463      22,461       7.35%
                                   --------     ------     ----    --------     ------      ----    --------     -------       ----
Assets
Interest-bearing Liabilities:
  Money Market Deposits             $24,540       $126     2.05%    $16,144       $133      3.34%     $18,317       $547       2.99%
  Savings Accounts                   50,399        111     0.88%     47,726        268      2.28%      48,083        834       1.73%
  Interest-bearing Checking           8,373         11     0.53%      8,653         37      1.73%       8,943        116       1.30%
  Time Deposits                     117,242      1,441     4.92%    109,106      1,641      6.10%     113,762      6,533       5.74%

Borrowings                           76,600        954     4.98%     71,133      1,052      6.00%      74,904      4,198       5.60%
                                   --------     ------     ----    --------     ------      ----     --------    -------       ----
    Total Interest-bearing Liabs    277,154      2,643     3.81%    252,762      3,131      5.02%     264,009     12,228       4.63%
                                   --------     ------     ----    --------     ------      ----     --------    -------       ----
    Net Interest Income                         $2,371                          $2,625                           $10,233
                                                ======                          ======                           =======
    Net Interest Spread                                    2.50%                            2.73%                              2.72%
                                                           ====                             ====                               ====
    Net Earning Assets              $40,698                         $44,277                           $41,454
                                   ========                        ========                           =======
   Net yield on average
      Interest-earning assets                     2.98%                           3.53%                             3.35%
                                                ======                          ======                            ======
 Average interest-earning
      assets to average
      Interest-bearing liabs                    114.68%                         117.52%                           115.70%
                                                ======                          ======                            ======


* Included in Average Loans Receivable balance for the periods presented is Mortgage Loans Held for Sale.


RESULTS OF OPERATIONS

     GENERAL. Net income for the three months ended March 31, 2002 decreased by $30,000 or 4.7% to $613,000 for the first quarter 2002 from $643,000 for the three months ended March 31, 2001. The decreases were due primarily to a decrease in net interest income and increases in the provision for credit losses and other operating expenses. The decreases in income were partially offset by increases in non-interest income and a decrease in the provision for income taxes.

     INTEREST INCOME. Interest Income decreased by $742,000 or 12.9%, to $5.0 million for the three months ended March 31, 2002 from $5.8 million for three months ended March 31, 2001. The decrease in interest income was primarily a result of a decrease in interest income on loans receivable of $417,000 for the first quarter of 2002 compared with the same period in 2001. In addition, interest income on investment and mortgage-backed securities decreased $289,000, dividend income on equity securities decreased $30,000, and interest income on federal funds decreased $6,000 for the first quarter 2002. The reduction in interest income was due to the decrease in market interest rates between the two periods as the Federal Reserve Bank reduced rates by 400 basis points from March 2001 to March 2002.

     The decrease in interest income from loans is a result of a decrease of 120 basis points in the average yield to 7.50% at March 31, 2002 from 8.70% at March 31, 2001 offset by an increase of $4.4 million in the average balance in loans receivable for the three months ended March 31, 2002 as compared with the same period in 2001. Consumer and commercial business loans increased $6.3 million at March 31, 2002 from March 31, 2001 while residential real estate loans decreased $9.0 million for the same time period, after recording the sale of $33.8 million in fixed rate one-to-four family residential real estate loans. Commercial real estate loans increased $5.3 million at March 31, 2002 from March 31, 2001.

     Investment income decreased as a result of a decrease in the average yield of investment securities of 108 basis points to 5.43% at March 31, 2002 from 6.51% at March 31, 2001 partially offset by an increase of $3.1 million in the average balance of investment and mortgage-backed securities for the three month period ended March 31, 2002 as compared with the same period in 2001.

     Interest income from federal funds decreased during the three months ended March 31, 2002 to $48,000 as compared with $54,000 for the 2001 period. The decrease in interest income is due to a decrease of 442 basis points in the average yield earned partially offset by an increase in the average balance of $9.6 million. The increase in the average balance of fed funds reflects management's decision to invest in shorter-term assets during a period of moderate loan growth.

     INTEREST EXPENSE. Interest expense was $2.6 million for the three months ended March 31, 2002, a decrease of $488,000 or 15.6% from the same period in 2001. The decrease in interest expense is due to a decrease in interest paid on borrowed funds and deposit accounts. Interest expense of borrowed funds totaled $954,000 for the first quarter of 2002 compared with $1.1 million for the 2001 period. The average cost of borrowed funds decreased 102 basis points to 4.98% as of March 31, 2002 from 6.00% for the three months ended March 31, 2001 which partially offset the increase in the average balance outstanding of borrowings during the three months ended March 31, 2002 at $76.6 million compared to $71.1 million for the same period in 2001. Interest expense on deposits decreased by $390,000 for the three months ended March 31, 2002 to $1.7 million, an increase of 18.8%. The decrease in interest expense on deposits was due to a 124 basis point decrease in the average cost of deposits for the first quarter 2002 partially offset by an increase in the average balance on deposit accounts of $18.9 million.

     PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended March 31, 2002 were $190,000 as compared to $120,000 made during the same period of 2001. The allowance for credit losses was $1.4 million or 0.81% of loans receivable at March 31, 2002 as compared with $1.7 million or 1.03% of loans receivable at March 31, 2001. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. See financial condition for further discussion of allowance for credit losses.

     OTHER INCOME. Other operating income increased by $469,000 for the three-month period ending March 31, 2002 compared with the same period in 2001 to $2.0 million from $1.6 million. This improvement is primarily due to commission income received from the insurance agencies at $1.4 million for the three months ended March 31, 2002 as compared with $1.2 million for the same period during 2001. In addition, there was an increase in fee income on deposit accounts of $48,000 from $163,000 during the 2001 period to $211,000 for the 2002 period. Income associated with the sale and servicing of fixed rate residential real estate loans also increased $103,000 to $171,000 in 2002 from $68,000 in 2001.

     Investment security gains, net decreased $15,000 to $1,000 for the quarter ended March 31, 2002 from $16,000 for the quarter ended March 31, 2001. Included in investment security gains was a loss of $256,000 for an other than temporary decline in the value of an investment security. The investment security was written down to the fair market value as of March 31, 2002 and was realized as a loss. Offsetting this write-down was investment gains on the sales of certain investments that totaled $257,000 during the first quarter of 2002.

     OTHER EXPENSES. Other operating expenses increased by $194,000 or 6.2%, to $3.3 million for the three months ended March 31, 2002 from $3.2 million for the same period in 2001. Compensation increased $131,000 or 6.7% due to increases in employee benefit expenses as well as additional expenses associated with the insurance agency subsidiaries. Building occupancy increased $57,000, which resulted from additional expenses from insurance agency subsidiaries

     INCOME TAX. Income tax expense was $260,000 for the three months ended March 31, 2002, a decrease of $19,000 from the first quarter 2001 provision of $279,000. The effective tax rate decreased to 29.8% for 2002 to date from 30.3% for the three months of 2001.

ONEIDA FINANCIAL CORP.
SELECTED   FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2002 and March 31, 2001(unaudited)

(annualized where appropriate)

                                                        Three Months Ending
                                                             March 31,
                                                        2002           2001
                                                        ----           ----
Performance Ratios:

  Return on average assets                              0.69%          0.80%
  Returnon average equity                               5.42%          6.07%
  Net interest margin                                   2.98%          3.53%
  Efficiency Ratio                                     75.90%         73.14%
  Ratio of operating expense
   to average total assets                              3.79%          3.90%
  Ratio of average interest-earning assets
   to average interest-bearing liabilities            114.68%        117.52%

 Asset Quality Ratios:

  Non-performing assets to total assets                 0.09%          0.08%
  Allowance for loan losses
   to non-performing loans                            480.63%        666.80%
  Allowance  for loan losses
   to loans receivable, net                             0.81%          1.03%

Capital Ratios:

  Total shareholders' equity to total assets 12.81%    13.16%
  Average equity to average assets                     12.80%         13.12%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk



     Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2002, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

     For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Stockholders. There has been no material change in the Company's risk profile since December 31, 2001.

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

     In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, an U.S. District Court removed a stay of litigation, having been in place since the late 1980's pending settlement negotiations. In December 1998, both the Oneidas and the U.S. Justice Department filed motions to amend the long outstanding claim against the State of New York. The motion attempts to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither the Bank nor the Company is a named defendant in the motion. The Court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. Amended complaints were served by the Oneidas and the United States which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area. In June 2001, the Court determined that certain land purchased by the Oneidas in 1997 and 1998 are exempt from real estate established in 1794 by the Federal Government. The State of New York, Counties of Madison and Oneida and the City of Sherrill have appealed the Courts decision with a court date set for March 2002. In February 2002, a joint statement was issued by the Oneidas, State of New York, and the counties of Madison and Oneida, indicating that the framework for a settlement had been agreed upon subject to the approval by the State legislature and the Federal Government.

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

                                         ONEIDA FINANCIAL CORP.


Date:    May 13, 2002           By:      /s/ Michael R. Kallet
                                         ---------------------------------------
                                         Michael R. Kallet
                                         President and Chief Executive Officer


Date:    May 13, 2002           By:      /s/  Eric E. Stickels
                                         ---------------------------------------
                                         Eric E. Stickels
                                         Senior Vice President and Chief
                                         Financial Officer