Form 10-Q
period 2002-06-30
ONEIDA FINANCIAL CORP
filed 2002-08-15
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

                                    OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------
                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Federal                                               16-1561678
         -------                                               ----------
(State or other jurisdiction of                              (IRS Employer)
incorporation or organization)                           Identification Number)

                     182 Main Street, Oneida, New York 13421
                    ----------------------------------------
                    (Address of Principal Executive Offices)


Registrant's telephone number, including area code:  (315) 363-2000
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check x whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,859,385 shares of the Registrant's common stock outstanding as of August 1, 2002.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statements of Condition                                         2
            As of June 30, 2002 (unaudited) and December 31, 2001 (audited)

            Consolidated Statements of Operations (unaudited)                            3
            For the three months ended and six months ended June 30, 2002 and 2001

            Consolidated Statements of Comprehensive Income (unaudited) 4
            For the three months ended and six months ended June 30, 2002 and 2001

            Consolidated Statements of Cash Flows (unaudited)                            5
            For the three months ended and six months June 30, 2002 and 2001

            Notes to Consolidated Financial Statements (unaudited)                       7

  Item 2.   Management's Discussion and Analysis of Financial Condition                  13
            And Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk                   20

PART II. OTHER INFORMATION                                                               21




PART I.  FINANCIAL INFORMATION
            Item I.    Financial Statements


                                     1 of 23


ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2002 and December 31, 2001
                                                            (unaudited)     (audited)
                                                                At              At
                                                             June 30,       December 31,
                                                               2002            2001
                                                               ----            ----
ASSETS                                                           (in thousands)
         Cash and due from banks                          $  13,301       $  11,851
         Federal funds sold                                  10,000           9,900
                                                          -------------------------
  TOTAL CASH AND CASH EQUIVALENTS                            23,301          21,751

         Investment securities, at fair value               105,642          78,390
         Mortgage-backed securities, at fair value           56,552          53,686

         Mortgage loans held for sale                         4,080           5,946

         Loans receivable                                   192,742         166,619
         Allowance for credit losses                         (2,423)         (1,672)
                                                          -------------------------
   LOANS RECEIVABLE, NET                                    190,319         164,947

         Bank premises and equipment, net                     9,978           8,015
         Accrued interest receivable                          2,461           2,028
         Other real estate                                      107              77
         Other assets                                         4,639           3,751
         Goodwill and other intangible assets                10,764           4,744
         Cash surrender value - life insurance                9,637           9,382
         --------------------------------------------------------------------------
         TOTAL ASSETS                                     $ 417,480       $ 352,717
         ==========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                        $ 251,638       $ 198,281
         Non-interest bearing deposits                       44,859          29,882
         Borrowings                                          71,100          76,600
         Other liabilities                                    3,265           2,940
                                                          -------------------------
TOTAL LIABILITIES                                           370,862         307,703
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized             0               0
         Common stock  ($.01 par value; 20,000,000
              shares authorized;  5,495,069 issued)              55              55
         Additional paid-in capital                          16,777          16,779
         Retained earnings                                   33,808          33,031
         Common shares issued under employee
               stock plans - unearned                          (874)           (874)
         Accumulated other comprehensive income (loss)          552            (157)
         Treasury stock (at cost, 437,550
                                    and 444,094 shares)      (3,156)         (3,198)
         Unearned stock compensation                           (544)           (622)
         --------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                46,618          45,014
         --------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                             $ 417,480       $ 352,717
         ==========================================================================

The accompanying notes are an integral part of the consolidated financial statements


ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and Six Months Ended June 30, 2002 (unaudited) and
2001 (unaudited )

                                                                     Three Months Ended              Six Months Ended
                                                                  June 30,        June 30,         June 30,        June 30,
                                                                    2002            2001             2002            2001
                                                                    ----            ----             ----            ----
                                                                      (in thousands, except Earnings Per Share Data)

INTEREST INCOME:
         Interest and fees on loans                             $  3,384        $  3,578            6,585           7,196
         Interest on investment and mortgage-
                  backed securities                                1,630           1,872            3,169           3,663
         Dividends on equity securities                              228             252              455             544

         Interest on federal fund sold and
              interest-bearing deposits                               60              79              108             134
-------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                              5,302           5,781           10,317          11,537
-------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposit                                             123             205              234             473
         Money market and Super NOW                                  145             150              282             320
         Time deposits                                             1,380           1,659            2,821           3,300
         Borrowings                                                  887           1,062            1,841           2,114
-------------------------------------------------------------------------------------------------------------------------
                  Total interest expense                           2,535           3,076            5,178           6,207
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                2,767           2,705            5,139           5,330
         Less: Provision for credit losses                            80             120              270             240
-------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for credit losses           2,687           2,585            4,869           5,090
-------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
         Investment security gain(loss), net                           3             (26)               4             (10)
         Other operating income                                    1,937           1,655            3,976           3,210
-------------------------------------------------------------------------------------------------------------------------
   Total other income                                              1,940           1,629            3,980           3,200
-------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                        2,245           1,897            4,317           3,811
         Occupancy expenses, net                                     688             622            1,286           1,163
                                                                     725             685            1,404           1,384
-------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                            3,658           3,204            7,007           6,358
-------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           969           1,010            1,842           1,932
-------------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                        258             313              518             593
-------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                  $    711        $    697            1,324        $  1,339
=========================================================================================================================
EARNINGS PER SHARE - BASIC                                      $   0.15        $   0.15         $   0.27        $   0.28
=========================================================================================================================
EARNINGS PER SHARE - DILUTED                                    $   0.14        $   0.14         $   0.26        $   0.28
=========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.



ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended and Six Months Ended June 30, 2002 (unaudited) and
2001 (unaudited)


                                                                  Three Months Ended                      Six Months Ended
                                                                        June 30,      June 30,       June 30,      June  30,
                                                                           2002          2001        2002             2001
                                                                                          (in thousands)

Net income                                                                  $   711     $   697           $     1,324 $       1,339

Other comprehensive income, net of tax:
           Unrealized gains on investment securities available for sale:
         Unrealized holding gains(losses)
             arising during period                                              500        (749)      1,186
                                                                                                                                193
         Less: reclassification adjustment for
                   gains(losses) included in net income                          (3)         26          (4)

                                                                                                                                 10
                                                                                                        497         (723)     1,182
                                                                                                                                203
         Income tax effect                                                     (199)        289        (473)

                                                                                                                                (81)
Other comprehensive income, net of tax                                          298        (434)        709                     122

      Comprehensive Income                                                  $ 1,009     $   263     $ 2,033     $

                                                                                                                              1,461


The accompanying notes are an integral part of the consolidated financial statements.


ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended and Six Months Ended June 30, 2002 (unaudited) and
2001 (unaudited )
                                                                                     Three Months Ended         Six Months Ended
                                                                                  June 30,      June 30,     June 30,     June 30,
                                                                                    2002          2001         2002         2001
                                                                                    ----          ----         ----         ----
     Operating Activities:                                                                         (in thousands)
   Net income                                                                    $    711     $    697     $  1,324     $  1,339
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                                   255          295          476          596
      Amortization of premiums/discounts on securities, net                            17           16           62           30
      Provision for credit losses and other real estate losses                         80          120          270          240
      Provision for investment losses                                                   0            0          256            0
      Stock compensation earned                                                        39           39           78           79
      Loss on sale of other real estate                                                14            0           19            0
      (Gain) Loss on sale/call of securities, net                                      (3)          26           (4)          10
      Gain on sale of loans, net                                                      (22)         (22)        (121)         (37)
      Income tax payable                                                              104          (18)        (110)        (122)
      Accrued interest receivable                                                     (70)         (82)          12          121
      Other assets                                                                   (519)         (73)        (874)      (1,408)
      Other liabilities                                                              (312)         198          (89)       1,224
      Origination of loans held for sale                                           (2,574)      (9,560)     (11,629)     (14,027)
      Proceeds from sales of loans                                                  2,340        8,512       13,616       12,533
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                    60          148        3,286          578
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                               (16,052)      (6,972)     (29,740)     (25,290)
  Principal collected on and proceeds of maturities
      sales or calls from investments                                              17,985       14,317       25,621       42,984

  Purchase of mortgage-backed securities                                           (3,007)     (13,051)      (8.031)     (20,882)

  Principal collected on and proceeds from sales
     of  mortgage-backed securities                                                 4,600        3,425       12,043
                                                                                                                           6,323
  Net decrease (increase) in loans                                                  1,475          821        1,039
                                                                                                                            (253)
  Purchase of bank premises and equipment                                            (685)        (808)      (1,484)
                                                                                                                          (1,150)
  Proceeds from sale of other real estate                                              91            0          147
                                                                                                                              55
  Purchase of SBC Financial Corp, net of cash acquired                             (3,328)           0       (3,328)           0
  Purchase of insurance agencies                                                     (183)           0         (183)        (965)
  Purchase of life insurance                                                            0            0            0       (9,000)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by(used in) investing activities                          896       (2,268)      (3,916)       (8,178)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net increase in demand deposit, savings,
      money market, super now and escrow                                            9,517        4,542       12,847
                                                                                                                           5,243
  Net (decrease) increase in time deposits                                         (3,264)       1,926       (4,661)
                                                                                                                           6,234
  Proceeds from borrowings                                                          2,000        4,000        4,500
                                                                                                                          11,500
  Repayment of borrowings                                                          (7,500)           0      (10,000)
                                                                                                                          (7,000)
  Cash dividends                                                                       (1)           0         (549)
                                                                                                                            (603)
  Purchase of treasury stock                                                            0            0
                                                                                                                 (3)         (18)
 Exercise of stock options (using treasury stock)                                      34           13           46           13
  ----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                   786       10,481        2,180         15,369
 -----------------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                               1,742        8,361        1,550
                                                                                                                           7,769

Cash and cash equivalents at beginning of period                                   21,559        8,225       21,751
                                                                                                                           8,817

Cash and cash equivalents at end of period                                       $ 23,301     $ 16,586     $ 23,301     $ 16,586
====================================================================================================================================


Supplemental disclosures of cash flow information:
Cash paid for interest                                       2,554       3,145        5,131       6,275
Cash paid for income taxes                                     155         331          620         551
Non-cash investing activities:
Unrealized gain on investment and mortgage-backed
     securities designated as available for sale               497        (723)       1,182
                                                                                                    203
Transfer of loans to other real estate                           0         239           25         239


The accompanying notes are an integral part of the consolidated financial statements

                             Oneida Financial Corp.
                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                                  June 30, 2002

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at June 30, 2002 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and six-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding at June 30, 2002. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The Company paid a three-for-two stock dividend based on the ex-dividend date of April, 23, 2002. The following is a reconciliation of basic to diluted earnings per share for the three months ended and six months ended June 30. All share data from prior periods have been retroactively restated to reflect the effect of the stock dividend.


                                               Income              Shares          Per Share
June 30, 2002:
--------------

Net income (Three Months Ended)                $  711,250


Basic Earnings Per Share:                      $  711,250          4,848,641         $   0.15
                                                                                     --------

Effect of dilutive securities:
         Stock options and awards                       0            175,345
                                               -----------------------------
Diluted Earnings Per Share                     $  711,250          5,023,986         $   0.14
                                                                                     --------

June 30, 2001:
Net income (Three Months Ended)                $  696,692


Basic Earnings Per Share                       $  696,692          4,790,150         $   0.15
                                                                                     --------
Effect of dilutive securities:
         Stock options and awards                       0             67,345
                                               -----------------------------
Diluted Earnings Per Share                     $  696,692          4,857,495         $   0.14
                                                                                     --------

June 30, 2002:

Net income (Six Months Ended)                  $1,323,867


Basic Earnings Per Share:                      $1,323,867          4,839,057         $   0.27
                                                                                     --------
Effect of dilutive securities:
         Stock options and awards                       0            161,052
                                               -----------------------------
Diluted Earnings Per Share                     $1,323,867          5,000,109         $   0.26
                                                                                     --------

June 30, 2001:
Net income (Six Months Ended)                  $1,339,312


Basic Earnings Per Share                       $1,339,312          4,775,942         $   0.28
                                                                                     --------
Effect of dilutive securities:
         Stock options and awards                       0             53,329
                                               -----------------------------
Diluted Earnings Per Share                     $1,339,312          4,829,271         $   0.28
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

In January the Company signed a letter of intent to acquire the assets of Kennedy & Clarke, Inc., an insurance agency. The acquisition was completed on July 1, 2002. The Bank paid $200,855 in cash and established a note payable for $194,500 to be paid over 24 months with interest at 6.0% per annum for $6,000 in fixed assets. Goodwill in the amount of $401,000 was recorded in conjunction with the transaction. Kennedy & Clarke, Inc. will be subsequently merged into Bailey and Haskell Associates, Inc.

The acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of the Agency operations are included in the financial statements as of the date of the acquisitions.

On May 31, 2002, the Bank completed its acquisition of the State Bank of Chittenango (SBC); a New York State chartered commercial bank. The results of SBC's operations have been included in the consolidated financial statements since that date. The Bank paid $11.9 million or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.8 million and resulted in additional goodwill and core deposit intangible of approximately $6.0 million. Amortization expense of the core deposit intangible approximated $7,000 for the three months and six months ended June 30,2002.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of May 31, 2002:

                                                                  (in thousands)
                  Cash and cash equivalents                            $  8,593
                  Investment and mortgage-backed securities              29,146
                  Loans receivable, net                                  26,706
                  Other assets                                            2,381
                                                                           -----
                           Total assets acquired                         66,826
                  Deposits                                             (60,146)
                  Other liabilities                                        (421)
                                                                           -----
                           Net assets acquired                         $  6,259
                                                                       ========

The Company is in the process of obtaining valuation information of certain assets; thus, the allocation of the purchase price is subject to refinement.

The following represents proforma information on the results of operations for the three months ended and six months ended as of June 30, 2002 and 2001:

                                    For the Three Months Ended     For the Six Months Ended
                                    June 30,         June 30,      June30,        June 30,
                                      2002             2001          2002          2001
                                      ----             ----         ----         ----
                                            (in thousands, except for per share data)

Net interest income
Oneida Financial Corp.                $2,767         $2,705         $5,139         $5,330
State Bank of Chittenango                562            553            910          1,094
                                      ------         ------         ------         ------
Combined                              $3,329         $3,258         $6,049         $6,424
                                      ======         ======         ======         ======





Net income
Oneida Financial Corp.               $  711         $  697         $1,324         $1,339
State Bank of Chittenango                98             98            123            186
                                     ------         ------         ------         ------
Combined                             $  809         $  795         $1,447         $1,525
                                     ======         ======         ======         ======

Earnings per share
Oneida Financial Corp.               $ 0.15         $ 0.15         $ 0.27         $ 0.28
State Bank of Chittenango              0.02           0.02           0.03           0.04
                                     ------         ------         ------         ------
Combined                             $ 0.17         $ 0.17         $ 0.30         $ 0.32
                                     ======         ======         ======         ======

Note D - New Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rule, goodwill will no longer be amortized but will subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. This statement was effective for the Company beginning on January 1, 2002. The Company will periodically review for impairment based on fair values and make adjustments as necessary. As of June 30, 2002, no impairment adjustment has been made to the goodwill. The impact of the pronouncement on the financial statements is as follows:

                                                        For the Three Months Ended      For the Six Months Ended
                                                     June 30,        June 30,           June 30,          June 20,
                                                      2002             2001               2002              2001
                                                      ----             ----               ----              ----
                                                         (In thousands, except for Earnings Per Share Data)
Reported net income                                  $711              $697             $1,324            $1,339
Add back:  Goodwill amortization, net of tax            0                59                  0               119
Adjusted Net income                                  $711              $756             $1,324            $1,458
                                                     ====              ====             ======            ======

Basic earnings per share:
Reported net income                                  $0.15            $0.15              $0.27             $0.28
Goodwill amortization, net of tax                        0             0.01                  0              0.03
Adjusted net income                                  $0.15            $0.16              $0.27             $0.31
                                                     =====            =====              =====             =====

Note D - New Pronouncements (continued)

Diluted earnings per share:
Reported net income                                 $0.14             $0.14              $0.26             $0.28
Goodwill amortization, net of tax                       0              0.02                  0              0.02
                                                  -------            ------           --------            ------
Adjusted net income                                 $0.14             $0.16              $0.26             $0.30
                                                    =====             =====              =====             =====


Note E - Charter Conversion

The Company received regulatory approval to convert its charter from a Delaware Corporation to a Federal Corporation chartered by the Office of Thrift Supervision ("OTS") on July 12, 2001 and completed the charter conversion on July 18, 2001. As part of the charter conversion, the total number of shares authorized changed from 8,000,000 at a par value of $0.10 to 20,000,000 at a par value of $0.01. In addition, one million shares of serial preferred stock were authorized. There is no serial preferred stock outstanding at June 30, 2002.

Note F - Dividend Restrictions

Oneida Financial MHC, which owns 2,873,167 or 56.88% of the outstanding shares as of June 30, 2002 of Oneida Financial Corp., had filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of June 30, 2002 and December 31, 2001, the retained earnings restricted for cash dividends waived was $1,417,429 and $689,560, respectively.

Note G - Stock Split

On March 13, 2002, the Company declared a three-for-two stock dividend to shareholders of record as of April 9, 2002, payable on April 23, 2002. The stock dividend was paid with additional shares of common stock and fractional shares was paid in cash based on the last sales price of the common stock on the first trading date following the record date, as adjusted for the stock dividend. The Company recorded the stock dividend as of the ex-dividend date. All share data from previous periods have been retroactively restated to reflect the effect of the stock dividend.

Note H - Allowance for Credit Losses

The allowance for credit losses decreased $211,000 net of the allowance for credit losses of State Bank of Chittenango to $2.4 million at June 30, 2002. The decrease in the allowance is due in part to one commercial loan charged off during the first quarter of 2002 and due to a change in the methodology used by management in determining the adequacy of the allowance for credit losses. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management monitors and modifies the level of the allowance for credit losses in order to maintain a level considered adequate to provide for potential loan losses. Annually, management evaluates the adequacy of the allowance and determines the appropriate level of provision of credit losses by applying fixed percentages to each category of performing loans and classified loans. Management has updated the fixed percentages to be applied during 2002 to each loan category based on net charge-off experience and delinquencies over the past five years and currently. Utilization of a similar methodology as applied during 2001 would have resulted in additional provisions charged against earnings during the first quarter of 2002 of approximately $250,000. Management believes that the current method of determining the adequacy of the allowance for credit losses is prudent in light of the evaluation and review of the fair value of underlying collateral, economic conditions, historic loan loss experience and geographic concentrations. Offsetting the decrease in the allowance due to the change in methodology was the addition of SBC's allowance for credit losses of $962,000 as of May 31, 2002. At June 30, 2002 the allowance for credit losses as a percentage of net loans receivable was 1.25% as compared to 1.03% on June 30, 2001.

Note I - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended and six months ended June 30, 2002 and 2001, the Company's insurance activities consisted of those conducted through Bailey & Haskell Associates, Inc. and The Dunn Agency subsidiaries. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                               Three Months Ended June 30, 2002
                                                              --------------------------------
                                                                             2002
                                                  --------------------------------------------------------
                                                   Banking                Insurance
                                                     Activities         Activities               Total

Net interest income                                     $2,767              $   --              $2,767
Provision for credit losses                                 80                  --                  80
                                                        ------              ------              ------
         Net interest income after provision
                  for credit losses                      2,687                  --               2,687
Other income                                               552               1,388               1,940
Other expenses                                           2,489               1,169               3,658
                                                        ------              ------              ------
         Income before income taxes                        750                 219                 969
Income tax expense                                         184                  74                 258
                                                        ------              ------              ------
         Net income                                     $  566              $  145              $  711
                                                        ======              ======              ======




                                                                    Three Months Ended June 30, 2001
                                                           -------------------------------------------------
                                                                                2001
                                                           -------------------------------------------------
                                                            Banking             Insurance
                                                           Activities           Activities            Total

Net interest income                                           $2,705              $   --              $2,705
                                                              ------                ----              ------
Provision for credit losses                                      120                  --                 120

         Net interest income after provision
                  for credit losses                            2,585                  --               2,585
Other income                                                     456               1,173               1,629
Other expenses                                                 2,185               1,019               3,204
                                                              ------                ----              ------
         Income before income taxes                              856                 154               1,010
Income tax expense                                               265                  48                 313
                                                              ------                ----              ------
         Net income                                           $  591              $  106              $  697



                                                                    Six Months Ended June 30, 2002
                                                           -------------------------------------------------
                                                                                2002
                                                           -------------------------------------------------
                                                             Banking            Insurance
                                                           Activities           Activities            Total

Net interest income                                           $5,139              $   --              $5,139
Provision for credit losses                                      270                  --                 270
                                                              ------                ----              ------
         Net interest income after provision
                  for credit losses                            4,869                  --               4,869
Other income                                                   1,184               2,796               3,980
Other expenses                                                 4,758               2,249               7,007
                                                              ------                ----              ------
         Income before income taxes                            1,295                 547               1,842
Income tax expense                                               332                 186                 518
                                                              ------                ----              ------
         Net income                                           $  963              $  361              $1,324



                                                                    Six Months Ended June 30, 2001
                                                           -------------------------------------------------
                                                                                2001
                                                           -------------------------------------------------
                                                            Banking             Insurance
                                                           Activities           Activities            Total

Net interest income                                           $5,330              $   --              $5,330
Provision for credit losses                                      240                  --                 240

         Net interest income after provision
                  for credit losses                            5,090                  --               5,090
Other income                                                     837               2,363               3,200
Other expenses                                                 4,353               2,005               6,358

         Income before income taxes                            1,574                 358               1,932
Income tax expense                                               483                 110                 593

         Net income                                           $1,091              $  248              $1,339


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


GENERAL

     Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for credit losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2001 and June 30, 2002 the Company had 4,828,927 shares and 4,857,585 shares outstanding of which 2,873,167 were held by Oneida Financial MHC, the Company's mutual holding company parent.


RECENT DEVELOPMENTS

     On May 31, 2002, the Bank completed its acquisition of the State Bank of Chittenango; a New York State chartered commercial bank. The Bank paid $11.9 million or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.8 million and resulted in additional goodwill and core deposit intangible of approximately $6.0 million. Amortization expense of the core deposit intangible approximated $7,000 for the three months and six months ended June 30,2002.

         In January 2002 the Company signed a letter of intent to acquire the assets of Kennedy & Clarke, Inc., an insurance agency. The acquisition was completed on July 1, 2002. The Bank paid $200,855 in cash and established a note payable for $194,500 to be paid over 24 months with interest at 6.0% per annum for $6,000 in fixed assets. Goodwill in the amount of $401,000 was recorded in conjunction with the transaction. Kennedy & Clarke, Inc. will be subsequently merged into Bailey and Haskell Associates, Inc.

         The Company announced a cash dividend to all shareholders of record as of July 16, 2002 of $0.26 per share of common stock, payable on August 6, 2002.

     On March 13, 2002, the Company declared a three-for-two stock dividend that was paid on April 23, 2002. The stock dividend was paid with additional shares of common stock and fractional shares were paid in cash based on the last sales price of the common stock on the first trading date following the record date, as adjusted for the stock dividend. The Company recorded the stock dividend as of the ex-dividend date. The Company recorded the stock dividend as of the ex-dividend date. All share data from prior periods have been retroactively restated to reflect the effect of the stock dividend.

FINANCIAL CONDITION

     ASSETS. Total assets at June 30, 2002 were $417.5 million, an increase of $64.8 million from $352.7 million at December 31, 2001. The Company's asset growth is primarily due to the acquisition of State Bank of Chittenango. Assets acquired as of the completion of the acquisition totaled $66.8 million. The merger of the two companies provided $26.7 million in loans receivable and $29.1 million in investment and mortgage-backed securities. The acquisition resulted in the additional goodwill and core deposit intangible of approximately $6.0 million. Partially offsetting the increase in assets was a decrease in net loans receivable of $3.2 million, net of State Bank of Chittenango loans. The decrease in net loans receivable is due to the sale of $13.6 million in fixed rate one-to-four family residential loans during 2002.

     The allowance for credit losses decreased $211,000 net of the allowance for credit losses of State Bank of Chittenango to $2.4 million at June 30, 2002. The decrease in the allowance is due in part to one commercial loan charged-off during the first quarter of 2002 and due to a change in the methodology used by management in determining the adequacy of the allowance for credit losses. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management monitors and modifies the level of the allowance for credit losses in order to maintain a level considered adequate to provide for potential loan losses. Annually, management evaluates the adequacy of the allowance and determines the appropriate level of provision of credit losses by applying fixed percentages to each category of performing loans and classified loans. Management has updated the fixed percentages to be applied during 2002 to each loan category based on net charge-off experience and delinquencies over the past five years and currently. Utilization of a similar methodology as applied during 2001 would have resulted in additional provisions charged against earnings during the first quarter of 2002 of approximately $250,000. Management believes that the current method of determining the adequacy of the allowance for credit losses is prudent in light of the evaluation and review of the fair value of underlying collateral, economic conditions, historic loan loss experience and geographic concentrations. Offsetting the decrease in the allowance due to the change in methodology was the addition of SBC's allowance for credit losses of $962,000 as of May 31, 2002. At June 30, 2002 the allowance for credit losses as a percentage of net loans receivable was 1.25% as compared to 1.03% on June 30, 2001.

     LIABILITIES. Total liabilities increased by $63.1 million or 20.5% to $370.9 million at June 30, 2002 from $307.7 million at December 31, 2001. The increase is primarily the result of $60.1 million in deposits assumed in connection with the acquisition of State Bank of Chittenango. The Bank continues to emphasize core deposits and checking accounts, which increased by $2.3 million since December 31, 2001. In addition, lower yielding savings and Money Market/NOW accounts increased $6.9. Certificates of deposit decreased $3.3 million or by 2.7% since December 31, 2001. Borrowings decreased $5.5 million since December 31, 2001 due to repayment of maturing borrowings.

     STOCKHOLDERS' EQUITY. Total stockholders' equity at June 30, 2002 was $46.6 million, an increase of $1.6 million from $45.0 million at December 31, 2001. The increase in stockholders' equity reflects the addition of after-tax net income of $1.3 million for the six months ended June 30, 2002 and an adjustment for the net unrealized gain on available for sale mortgage-backed and other investment securities at June 30, 2002 as compared with December 31, 2001. A decrease in interest rates generally has a positive effect on the market value of the Company's investments and mortgage-backed securities portfolios. Accumulated Other Comprehensive Income (Loss) increased $709,000 from December 31, 2001. The increases to total stockholders' equity were partially offset by the payment of the Company's semiannual cash dividend of $0.38 resulting in an equity reduction of $548,000.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

     AVERAGE BALANCE SHEET. The following tables set forth-certain information relating to the Company for the three months ended and six months ended June 30, 2002 and 2001 and for the year ended December 31, 2001. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

         TABLE 1.  Average Balance Sheet. (Quarterly)

                                                       Three Months Ended June 30,          Year Ended Dec. 31,
                                   -----------------------------------------------          -------------------
                                               2002                          2001                       2001
                                  Average    Interest           Average    Interest           Average   Interest
                                 Outstanding Earned/   Yield/ Outstanding  Earned/   Yield/ Outstanding  Earned/  Yield/
                                  Balance      Paid     Rate    Balance      Paid    Rate     Balance     Paid     Rate
                                  -------      ----     ----    -------      ----    ----    -------     ----     ----
Interest-earning Assets:                                       (Dollars in Thousands)
------------------------

  Loans Receivable*                $179,927     $3,384  7.52%    $168,542   $3,578   8.49%    $169,831   $14,232   8.38%
  Investment Securities             137,861      1,815  5.27%     118,967    2,056   6.91%     122,372     7,724   6.31%
  Federal Funds                      12,117         60  1.98%       7,749       79   4.08%       6,935       246   3.55%
  Equity Securities                   5,543        43   3.10%      6,362        68   4.28%       6,325       259   4.09%
                                      -----        ---  -----      ------      ---   -----      ------      ----   -----
    Total Interest-earning         335,448      5,302   6.32%    301,620     5,781   7.67%     305,463    22,461   7.35%
                                   --------     ------  -----    --------   ------  -----     --------   -------   -----
Assets
Interest-bearing Liabilities:
  Money Market Deposits             $27,314       $135  1.98%     $17,181     $120   2.79%     $18,317      $547   2.99%
  Savings Accounts                   86,390        123  0.56%      49,242      205   1.67%      48,083       834   1.73%
  Interest-bearing Checking           9,636         10  0.42%       8,953       30   1.34%       8,943       116   1.30%
  Time Deposits                     121,979      1,380  4.53%     112,012    1,659   5.92%     113,762     6,533   5.74%

Borrowings                          72,306         887  4.91%      75,281    1,062   5.64%      74,904     4,198   5.60%
                                    -------       ---  -----     -------    ------  -----      -------    ------   -----
    Total Interest-bearing Liabs   317,625      2,535   3.19%     262,669    3,076   4.68%     264,009    12,228   4.63%
                                   --------     ------  -----    --------   ------  -----     --------   -------   -----
    Net Interest Income                        $2,767                       $2,705                       $10,233
                                               =======                     =======                       =======
    Net Interest Spread                                 3.13%                        2.99%                         2.72%
                                                        =====                       =====                          =====
    Net Earning Assets             $17,823                        $38,951                      $41,454
                                   ========                      ========                      =======
   Net yield on average
      Interest-earning assets                    3.30%                        3.59%                         3.35%
                                                 =====                       =====                         =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                   105.61%                      114.83%                       115.70%
                                               =======                     =======                       =======


*Included in Average Loans Receivable balance for the periods presented is Mortgage Loans Held for Sale.

                                                       Six Months Ended June 30,        Year Ended Dec. 31,
                                -------------------------------------------------       --------------------
                                               2002                          2001                     2001

                                  Average    Interest           Average    Interest          Average   Interest
                                 Outstanding Earned/   Yield/ Outstanding  Earned/   Yield/Outstanding  Earned/  Yield/
                                  Balance      Paid     Rate    Balance      Paid    Rate    Balance     Paid     Rate
                                  -------      ----     ----    -------      ----    ----    -------     ----     ----
Interest-earning Assets:                                       (  Dollars in Thousands)
------------------------

  Loans Receivable*                $175,321     $6,585  7.51%    $167,445     $7,196  8.60%    $169,831   $14,232   8.38%
  Investment Securities             132,361      3,539  5.35%     120,138      4,067  6.77%     122,372     7,724   6.31%
  Federal Funds                      12,715        108  1.70%       5,717        134  4.69%       6,935       246   3.55%
  Equity Securities                   6,254        85   2.72%      6,362        140   4.40%      6,325       259    4.09%
                                      -----        ---  -----      ------       ----  -----      ------      ----   -----
    Total Interest-earning         326,651     10,317   6.32%    299,662     11,537   7.70%    305,463    22,461    7.35%
                                   --------    -------  -----    --------    -------  -----    --------   -------   -----
Assets
Interest-bearing Liabilities:
  Money Market Deposits             $25,927       $261  2.01%     $16,663       $253  3.04%     $18,317      $547   2.99%
  Savings Accounts                   68,395        234  0.68%      48,483        473  1.95%      48,083       834   1.73%
  Interest-bearing Checking           9,005         21  0.47%       8,803         67  1.52%       8,943       116   1.30%
  Time Deposits                     119,611      2,821  4.72%     110,559      3,300  5.97%     113,762     6,533   5.74%

Borrowings                          74,453       1,841  4.95%     73,207      2,114   5.78%     74,904     4,198    5.60%
                                    -------      -----  -----     -------     ------  -----     -------    ------   -----
    Total Interest-bearing Liabs   297,391      5,178   3.48%    257,716      6,207   4.82%    264,009    12,228    4.63%
                                   --------     ------  -----    --------     ------  -----    --------   -------   -----
    Net Interest Income                        $5,139                        $5,330                      $10,233
                                               =======                       =======                     =======
    Net Interest Spread                                 2.83%                         2.88%                         2.72%
                                                        =====                         =====                         =====
    Net Earning Assets             $29,260                       $41,946                       $41,454
                                   ========                      ========                      =======
   Net yield on average
      Interest-earning assets                    3.15%                         3.56%                        3.35%
                                                 =====                         =====                        =====
    Average interest-earning
      assets to average
      Interest-bearing liabs                   109.84%                       116.28%                      115.70%
                                               =======                       =======                      =======


*Included in Average Loans Receivable balance for the periods presented is Mortgage Loans Held for Sale.





RESULTS OF OPERATIONS

     GENERAL. Net income for the three months ended June 30, 2002 increased by $14,000 or 2.0% to $711,000 for the second quarter of 2002 from $697,000 for the three months ended June 30, 2001. The increase was due primarily to an increase in net interest income and non-interest income as well as a decrease in the provision for credit losses and provision for income taxes. Net income for the six months ended June 30, 2002 decreased slightly by $16,000 and was $1.3 million for the six month periods in both 2002 and 2001. The decrease in net income reflects a decrease in net interest income and an increase in the provision for credit losses, non-interest expense offset by an increase in non-interest income and a decrease in the provision for income taxes.

     INTEREST INCOME. Interest Income decreased by $479,000 or 8.3%, to $5.3 million for the three months ended June 30, 2002 from $5.8 million for three months ended June 30, 2001. For the six months ended June 30, 2002 interest income was $10.3 million, a decrease of $1.2 million or 10.6% as compared with the same period in 2001. The decrease in interest income was primarily a result of a decrease in interest income on loans receivable of $194,000 for the second quarter of 2002 and $611,000 year to date. In addition, interest income on investment and mortgage-backed securities decreased $242,000 and $494,000 for the three months ended and six months ended June 30, 2002. Dividend income on equity securities decreased $24,000 for the second quarter 2002 and $89,000 year to date. Interest income on federal funds decreased $19,000 and $26,000 for the second quarter 2002 and year to date. The reduction in interest income was due to the decrease in market interest rates between the two periods as the Federal Reserve reduced rates by 400 basis points from June 2001 to June 2002.

     The decrease in interest income from loans is a result of a decrease of 97 basis points in the average yield to 7.52% at June 30, 2002 from 8.49% at June 30, 2001 offset by an increase of $11.4 million in the average balance in loans receivable for the three months ended June 30, 2002 as compared with the same period in 2001.

     Investment income decreased as a result of a decrease in the average yield of investment securities of 164 basis points to 5.27% at June 30, 2002 from 6.91% at June 30, 2001 partially offset by an increase of $18.9 million in the average balance of investment and mortgage-backed securities for the three month period ended June 30,

2002 as compared with the same period in 2001. For the six months ended June 30, 2002, the average balance of investments and mortgage-backed securities increased $12.2 million with the average yield decreasing 142 basis points from 6.77% during the six month period in 2001 to 5.35% during the 2002 period.

     Interest income from federal funds decreased during the three months ended June 30, 2002 to $60,000 as compared with $79,000 for the 2001 period. The decrease in interest income is due to a decrease of 210 basis points in the average yield earned partially offset by an increase in the average balance of $4.4 million. The increase in the average balance of fed funds reflects management's decision to invest in shorter-term assets during a period of moderate loan growth.

     INTEREST EXPENSE. Interest expense was $2.5 million for the three months ended June 30, 2002, a decrease of $541,000 or 17.6% from the same period in 2001. The decrease in interest expense is due to a decrease in interest paid on borrowed funds and deposit accounts. Interest expense of borrowed funds totaled $887,000 for the second quarter of 2002 compared with $1.1 million for the 2001 period. The average cost of borrowed funds decreased 73 basis points to 4.91% as of June 30, 2002 from 5.64% for the three months ended June 30, 2001. The average balance outstanding of borrowings also decreased during the three months ended June 30, 2002 at $72.3 million compared to $75.3 million for the same period in 2001. Interest expense on deposits decreased by $367,000 for the three months ended June 30, 2002 to $1.6 million, a decrease of 18.2%. The decrease in interest expense on deposits was due to a 162 basis point decrease in the average cost of deposits for the second quarter 2002 partially offset by an increase in the average balance on deposit accounts of $57.9 million. The average balance of deposits for the six months ended June 30, 2002 increased $38.4 million as compared with the same period of 2001. This increase offset a decrease in the average rate paid of 146 basis points on deposits resulting in a decrease in interest expense for the six months of $757,000 compared with the prior year.

     PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended June 30, 2002 were $80,000 as compared to $120,000 made during the same period of 2001. For the six months ended June 30, 2002, the provision for credit losses was $270,000 compared to $240,000 for the comparable period in 2001. The allowance for credit losses was $2.4 million or 1.25% of loans receivable at June 30, 2002 as compared with $1.7 million or 1.03% of loans receivable at June 30, 2001. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Management adds to the allowance as management assesses losses that are probable and reasonably estimable. See Financial Condition for further discussion of allowance for credit losses.

     OTHER INCOME. Other operating income increased by $282,000 for the three-month period ending June 30, 2002 compared with the same period in 2001 to $1.9 million from $1.7 million. This improvement is primarily due to commission income received from the insurance agencies of $1.4 million for the three months ended June 30, 2002 as compared with $1.2 million for the same period during 2001. In addition, there was an increase in fee income on deposit accounts of $71,000 from $180,000 during the 2001 period to $251,000 during the 2002 period.

     Investment security gains, net increased $29,000 to $3,000 for the quarter ended June 30, 2002 from a loss of $26,000 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, investment security gains, net increased $14,000 from a loss of $10,000 for the same period in 2001. Included in investment security gains was a loss of $256,000 for an other than temporary decline in the value of an investment security. The investment security was written down to the fair market value as of March 31, 2002 and was realized as a loss. Offsetting this write-down was investment gains on the sales of certain investments that totaled $257,000 during the first quarter of 2002.

         For the six months ended June 30, 2002, other operating income increased $766,000 from $3.2 million as of June 30, 2001 to $4.0 million as of June 30, 2002. The increase is primarily due to commission income received from the insurance agencies at $2.8 million for the six months ended June 30, 2002 as compared with $2.4 million for the same period during 2001. In addition, there was an increase in the cash surrender value of $133,000 from the Bank Owned Life Insurance during 2002 as compared with the same period in 2001 due to timing of the purchase.

     OTHER EXPENSES. Other operating expenses increased by $454,000 or 14.2%, to $3.7 million for the three months ended June 30, 2002 from $3.2 million for the same period in 2001. Compensation increased $348,000 or 18.3% due to increases in employee benefit expense as well as additional expenses associated with the insurance agency subsidiaries and the purchase of SBC. Building occupancy increased $66,000, which resulted from additional expenses from insurance agency subsidiaries and the addition of SBC facilities.

     For the six months ended June 30, 2002, operating expenses increased $649,000 to $7.0 million from $6.4 million for the six months ended June 30,2001. The increase was primarily the result of operating expenses associated with the insurance agency subsidiaries.

     INCOME TAX. Income tax expense was $258,000 for the three months ended June 30, 2002, a decrease of $55,000 from the second quarter 2001 provision of $313,000. The effective tax rate decreased to 26.7% for 2002 to date from 31.0% for the three months of 2001. For the six months ended, the income tax expense was $518,000 as compared to $593,000 for the same period in 2001. The effective tax rate decreased to 28.1% for 2002 as compared with 30.7% for the six months ended June 30,2001.






  ONEIDA FINANCIAL CORP.
  SELECTED FINANCIAL RATIOS
  At and for the Three  Months Ended and Six Months Ended  June 30, 2002 and June 30, 2001 (unaudited)

  (annualized where appropriate)
                                                                   Three Months Ending    Six Months Ending

                                                                        June 30,               June 30,

                                                                  2001         2002        2001        2002
                                                                  ----         ----        ----        ----

  Performance Ratios:

       Return on average assets                                   0.74%        0.83%       0.72%       0.82%
       Return on average equity
       Net interest margin                                        6.12%        6.43%       5.80%       6.25%
       Efficiency Ratio                                           3.13%        3.59%       3.15%       3.56%
       Ratio of operating expense                                77.61%       71.51%      76.77%      72.44%

        to average total assets                                   3.82%        3.73%       3.86%       3.77%
     Ratio of average interest-earning assets  to
       average interest-bearing liabilities                     105.61%      114.83%     109.84%     116.28

Asset Quality Ratios:

            Non-performing assets to total assets
           Allowance for loan losses
            to non-performing loans
           Allowance for loan losses                              0.14%        0.11%       0.14%       0.11%
            to loans receivable, net
                                                                 525.60%    1247.45      525.60%    1247.45
                                                                   1.25%       1.03%       1.25%       1.03%
         Capital Ratios:

             Total shareholders' equity to total assets           11.17%      12.82%      11.17%      12.82%
             Average equity to average assets                     12.47%      13.05%      12.47%      13.05%


       ITEM 3. Quantitative and Qualitative Disclosure About Market Risk



     Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at June 30, 2002, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

     For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Stockholders. The acquisition of SBC has not materially changed in the Company's risk profile.

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

Item 4            Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Shareholders, held on April 25, 2002, shareholders voted on the following matters as follows:

                  Proposal No. 1 - Election of Directors
                                               For                     Withheld
                                               ---                     --------


                  Edward J. Clarke          3,172,816                  5,051
                  Rodney Kent               3,172,790                  5,077
                  Michael W. Milmoe         3,171,890                  5,977
                  Richard D. Myers          3,172,816                  5,051

                  Proposal No. 2 - Ratification of PricewaterhouseCoopers, LLP as auditors for the Company for the fiscal year ended December 31, 2002:

                  For               Against                   Withheld
                  -----------       -------------             -------------
                  3,171,985           3,309                      2,573

Item 5            Other Information

                  None


Item 6            Exhibits and Reports on Form 8-K

(a) All required exhibits are included in Part I under Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference, herein.


(b) Acquisition or Disposition of Asset. On May 31, 2002, Oneida Financial Corp. completed its acquisition of SBC Financial Corporation. Form 8-K was filed on June 17, 2002 disclosing this event. As part of the acquisition, SBC Financial Corporation's stockholders received $102.60 per share for each share of SBC Financial Corporation's common stock issued and outstanding. The aggregate purchase price for the transaction was approximately $11.9 million. The transaction was accounted for using the purchase method.
(c)      Exhibits.
               Exhibit 99.1 - Certification of Chief

               Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          ONEIDA FINANCIAL CORP.


Date:    August 14, 2002         By:      /s/ Michael R. Kallet
                                          --------------------------------------
                                          Michael R. Kallet
                                          President and Chief Executive Officer


Date:    August 14, 2002         By:      /s/  Eric E. Stickels
                                          --------------------------------------
                                          Eric E. Stickels
                                          Senior Vice President and Chief
                                          Financial Officer

                                  Exhibit 99.1



      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



Michael R. Kallet, Chief Executive Officer and Eric E. Stickels, Chief Financial Officer of Oneida Financial

Corp. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on

Form 10-Q for the quarter ended June 30, 2002 and that to his knowledge:

(1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company



August 14, 2002                       /s/ Michael R. Kallet
----------------------                ---------------------------------
Date                                  Chief Executive Officer


August 14, 2002                       /s/ Eric E. Stickels
----------------------                --------------------------------------
Date                                  Chief Financial Officer