Form 10-Q
period 2002-09-30
ONEIDA FINANCIAL CORP
filed 2002-11-13
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
                                  Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Federal                                              16-1561678
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,861,085 shares of the Registrant's common stock outstanding as of October 1, 2002.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.           FINANCIAL INFORMATION

    Item 1.       Financial Statements                                                                         1

                  Consolidated Statements of Condition                                                         2
                  As of September 30, 2002 (unaudited) and December 31, 2001 (audited)

                  Consolidated Statements of Operations (unaudited)                                            3
                  For the three months ended and nine months ended September 30, 2002 and 2001

                  Consolidated Statements of Comprehensive Income (unaudited)                                  4
                  For the three months ended and nine months ended September 30, 2002 and 2001

                  Consolidated Statements of Cash Flows (unaudited)                                            5
                  For the three months ended and nine months ended September 30, 2002 and 2001

                  Notes to Consolidated Financial Statements (unaudited)                                       7

   Item 2.        Management's Discussion and Analysis of Financial Condition                                 13
                                    And Results of Operations

   Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                  21

   Item 4.        Controls and Procedures                                                                     21

PART II.          OTHER INFORMATION                                                                           22


PART I.           FINANCIAL INFORMATION
                     Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2002 and December 31, 2001

                                                                     (unaudited)    (audited)
                                                                         At             At
                                                                    September 30,  December 31,
                                                                        2002          2001
                                                                        ----          ----
                                                                          (in thousands)
ASSETS
                  Cash and due from banks                            $  11,314      $  11,851
                  Federal funds sold                                         0          9,900
                                                                     ------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                       11,314         21,751

                  Investment securities, at fair value                 121,257         78,390
                  Mortgage-backed securities, at fair value             53,217         53,686

                  Mortgage loans held for sale                           5,441          5,946

                  Loans receivable                                     194,975        166,619
                  Allowance for credit losses                           (2,484)        (1,672)
                                                                     ------------------------
   LOANS RECEIVABLE, NET                                               192,491        164,947

                  Bank premises and equipment, net                      10,106          8,015
                  Accrued interest receivable                            2,335          2,028
                  Other real estate                                         29             77
                  Other assets                                           4,212          3,751
                  Goodwill                                              10,145          4,744
                  Other intangible assets                                1,214              0
                  Cash surrender value - life insurance                  9,765          9,382
                  ---------------------------------------------------------------------------
                  TOTAL ASSETS                                       $ 421,526      $ 352,717
                  ===========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
                  Interest bearing deposits                          $ 250,674      $ 198,281
                  Non-interest bearing deposits                         45,942         29,882
                  Borrowings                                            74,000         76,600
                  Other liabilities                                      3,432          2,940
                                                                     ------------------------
TOTAL LIABILITIES                                                      374,048        307,703
Stockholders' equity:
                  Preferred stock, 1,000,000 shares authorized               0              0
                  Common stock  ($.01 par value; 20,000,000
                       shares authorized;  5,495,069 issued)                55             55
                  Additional paid-in capital                            16,777         16,779
                  Retained earnings                                     34,068         33,031
                  Common shares issued under employee
                        stock plans - unearned                            (874)          (874)
                  Accumulated other comprehensive income (loss)          1,087           (157)
                  Treasury stock (at cost, 434,050
                                             and 444,094 shares)        (3,131)        (3,198)
                  Unearned stock compensation                             (504)          (622)
                  ---------------------------------------------------------------------------
                  TOTAL STOCKHOLDERS' EQUITY                            47,478         45,014
                  ---------------------------------------------------------------------------
                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                               $ 421,526      $ 352,717
                  ===========================================================================


The accompanying notes are an integral part of the consolidated financial statements
                                                                    Page 2 of 24

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and Nine Months Ended September 30, 2002 (unaudited) and 2001 (unaudited )

                                                                        Three Months Ended              Nine Months Ended
                                                                   September 30,   September 30,   September 30,   September 30,
                                                                        2002           2001            2002            2001
                                                                        ----           ----            ----            ----
                                                                          (in thousands, except Earnings Per Share Data)

INTEREST INCOME:
                  Interest and fees on loans                          $ 3,746         $ 3,552         $10,331         $10,748
                  Interest on investment and mortgage-
                          backed securities                             1,757           1,663           4,925           5,326
                  Dividends on equity securities                          178             243             633             787
                  Interest on federal fund sold and
                          interest-bearing deposits                        44              55             152             188
-----------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                                   5,725           5,513          16,041          17,049
-----------------------------------------------------------------------------------------------------------------------------
 NTEREST EXPENSE:
                  Savings deposit                                         159             211             393             684
                  Money market and Super NOW                              170             185             452             505
                  Time deposits                                         1,376           1,637           4,197           4,937
                  Borrowings                                              877           1,080           2,718           3,194
-----------------------------------------------------------------------------------------------------------------------------
                                    Total interest expense              2,582           3,113           7,760           9,320
-----------------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME                                                    3,143           2,400           8,281           7,729
                  Less: Provision for credit losses                        80             120             350             360
-----------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for credit losses                3,063           2,280           7,931           7,369
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
                  Investment security gain, net                           112              54             116              44
                  Commission income                                     1,398           1,284           4,194           3,640
                  Other operating income                                  711             543           1,892           1,398
-----------------------------------------------------------------------------------------------------------------------------
   Total other income                                                   2,221           1,881           6,202           5,082
-----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
                  Compensation and employee benefits                    2,528           1,869           6,845           5,680
                  Occupancy expenses, net                                 775             548           2,061           1,711
                  Other operating expense                                 810             716           2,214           2,100
-----------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                                 4,113           3,133          11,120           9,491
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                              1,171           1,028           3,013           2,960
-----------------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                             346             287             864             880
-----------------------------------------------------------------------------------------------------------------------------
       NET INCOME                                                     $   825         $   741         $ 2,149         $ 2,080
=============================================================================================================================
EARNINGS PER SHARE - BASIC                                            $  0.17         $  0.15         $  0.44         $  0.43
=============================================================================================================================
EARNINGS PER SHARE - DILUTED                                          $  0.16         $  0.15         $  0.43         $  0.43
=============================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.
                                                                    Page 3 of 24

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended and Nine Months Ended September 30, 2002 (unaudited) and 2001 (unaudited)

                                                                            Three Months Ended              Nine Months Ended
                                                                        September 30,  September 30,  September 30,  September 30,
                                                                            2002          2001            2002          2001
                                                                            ----          ----            ----          ----
                                                                                             (in thousands)
Net income                                                                $   825        $   741        $ 2,149        $ 2,080
                                                                          -------        -------        -------        -------

Other comprehensive income, net of tax:
       Unrealized gains on investment securities available for sale:
           Unrealized holding gains
               arising during period                                        1,004            856          2,189          1,049

           Less: reclassification adjustment for
               gains included in net income                                  (112)           (54)          (116)           (44)
                                                                          -------        -------        -------        -------
                                                                              892            802          2,073          1,005
           Income tax effect                                                 (357)          (321)          (829)          (402)
                                                                          -------        -------        -------        -------
Other comprehensive income, net of tax                                        535            481          1,244            603

Comprehensive Income                                                      $ 1,360       $  1,222        $ 3,393        $ 2,683
                                                                          ====================================================


The accompanying notes are an integral part of the consolidated financial statements.
                                                                    Page 4 of 24

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended and Nine Months Ended September 30, 2002 (unaudited) and 2001 (unaudited )

                                                                      Three Months Ended                   Nine Months Ended
                                                               September 30,      September 30,      September 30,     September 30,
                                                                   2002               2001               2002              2001
                                                                   ----               ----               ----              ----
                                                                                          (in thousands)
Operating Activities:
   Net income                                                    $    825           $    741           $  2,149          $   2,080
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   306                285                782               881
      Amortization of premiums/discounts on securities, net            36                 (5)                98                25
      Provision for credit losses and other real estate losses         80                120                350               360
      Provision for investment losses                                   0                 79                256                79
      Stock compensation earned                                        39                 39                117               118
      Loss on sale of other real estate                                 0                 25                 19                25
      Gain on sale/call of securities, net                           (112)               (54)              (116)              (44)
      Gain on sale of loans, net                                     (124)               (51)              (245)              (88)
      Income tax payable                                               (8)                22               (118)             (100)
      Accrued interest receivable                                     127                 39                139               160
      Other assets                                                   (283)              (274)            (1,157)           (1,682)
      Other liabilities                                               (19)              (558)              (108)              666
      Origination of loans held for sale                           (7,247)            (6,805)           (18,876)          (20,832)
      Proceeds from sales of loans                                  6,010              6,998             19,626            19,531
---------------------------------------------------------------------------------------------------------------------------------
          Net cash (used by) provided by operating activities        (370)               601              2,916             1,179
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                               (27,540)           (13,176)           (57,280)          (38,466)
  Principal collected on and proceeds of maturities
      sales or calls from investments                              12,716             13,451             38,337            56,435
  Purchase of mortgage-backed securities                           (5,493)            (4,378)           (13,524)          (25,260)
  Principal collected on and proceeds from sales
     of  mortgage-backed securities                                 9,005              4,606             21,048            10,929
  Net increase in loans                                            (2,281)            (4,277)            (1,242)           (4,531)
  Purchase of bank premises and equipment                            (399)              (323)            (1,883)           (1,474)
  Proceeds from sale of other real estate                              97                214                244               269
  Purchase of SBC Financial Corp, net of cash acquired                  0                  0             (3,328)                0
  Purchase of insurance agencies                                     (201)                 0               (384)             (965)
  Purchase of life insurance                                            0                  0                  0            (9,000)
---------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                   (14,096)            (3,883)           (18,012)          (12,063)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, super now and escrow                            3,410              2,271             16,257             7,514
  Net (decrease) increase in time deposits                         (3,291)             3,209             (7,952)            9,443
  Proceeds from borrowings                                          9,300              5,000             13,800            16,500
  Repayment of borrowings                                          (6,400)            (5,000)           (16,400)          (12,000)
  Cash dividends                                                     (565)              (517)            (1,114)           (1,119)
  Purchase of treasury stock                                            0                  0                 (3)              (17)
  Exercise of stock options (using treasury stock)                     25                 16                 71                29
---------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                 2,479              4,979              4,659            20,350
---------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and cash equivalents                  (11,987)             1,697            (10,437)            9,466
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   23,301             16,586             21,751             8,817
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $ 11,314           $ 18,283           $ 11,314          $ 18,283
=================================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                              2,558              2,989              7,689             9,264
Cash paid for income taxes                                            405                265              1,025               816
Non-cash investing activities:
Unrealized gain on investment and mortgage-backed
     securities designated as available for sale                      892                802              2,073             1,005
Transfer of loans to other real estate                                 29                 42                 54               281
Note payable for insurance acquisition                                194                  0                194                 0
=================================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                             Oneida Financial Corp.
                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                               September 30, 2002

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at September 30, 2002 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and nine-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Note B - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding at September 30, 2002. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The Company paid a three-for-two stock dividend based on the ex-dividend date of April, 23, 2002. The following is a reconciliation of basic and diluted earnings per share for the three months ended and nine months ended September 30. All share data from prior periods have been retroactively restated to reflect the effect of the stock dividend.

                                                          Income                Shares Per               Share
September 30, 2002:
-------------------

Net income (Three Months Ended)                        $  824,954

Basic Earnings Per Share:                              $  824,924               4,859,477              $   0.17
                                                                                                       --------
Effect of dilutive securities:
                  Stock options and awards                      0                 175,585
                                                       ----------------------------------
Diluted Earnings Per Share                             $  824,924               5,033,062              $   0.16
                                                                                                       --------

September 30, 2001:
-------------------
Net income (Three Months Ended)                        $  741,014

Basic Earnings Per Share                               $  741,014               4,799,477              $   0.15
                                                                                                       --------
Effect of dilutive securities:
                  Stock options and awards                      0                 130,273
                                                       ----------------------------------
Diluted Earnings Per Share                             $  741,014               4,929,750              $   0.15
                                                                                                       --------

September 30, 2002:
-------------------

Net income (Nine Months Ended)                         $2,148,821

Basic Earnings Per Share:                              $2,148,821               4,845,938              $   0.44
                                                                                                       --------
Effect of dilutive securities:
                  Stock options and awards                      0                 172,151
                                                       ----------------------------------
Diluted Earnings Per Share                             $2,148,821               5,018,089              $   0.43
                                                                                                       --------

September 30, 2001:
-------------------
Net income (Nine Months Ended)                         $2,080,326

Basic Earnings Per Share                               $2,080,326               4,783,873              $   0.43
                                                                                                       --------
Effect of dilutive securities:
                  Stock options and awards                      0                  87,042
                                                       ----------------------------------
Diluted Earnings Per Share                             $2,080,326               4,870,915              $   0.43
                                                                                                       --------

                                                                    Page 6 of 24

Note C - Nature of Operations

On October 2, 2000, the Bank completed its acquisition of Bailey & Haskell Associates, Inc., an insurance agency (the "Agency"). The Bank paid $3,075,000 in cash and $500,000 in Company stock, of which 45,496 shares were issued in January 2001, to the Agency's shareholders. Goodwill in the amount of $3,350,000 was recorded in conjunction with the transaction. Under terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period ending in 2005. As of September 30, 2002, $182,291 additional goodwill was recorded for the contingent purchase payment for 2001.

On January 2, 2001, the Bank completed its acquisition of Noyes and LaLonde, Inc., an insurance agency. The Bank paid $667,500 in cash for $55,200 in fixed assets and established a note payable for $612,500 to be paid over 24 months with interest at 7.5% per annum to acquire certain tangible and intangible assets of the agency. Goodwill in the amount of $1,250,000 was recorded in conjunction with the transaction. Noyes and LaLonde, Inc. was subsequently merged into Bailey and Haskell Associates, Inc. Additionally, effective as of January 1, 2001, the Bank also completed its acquisition of The Dunn Agency. The Bank paid $247,500 in cash and established a note payable for $247,500 to be paid over 24 months with interest at 7.5% per annum to acquire 100% of the capital stock of The Dunn Agency. Goodwill in the amount of $523,000 was recorded in conjunction with this transaction. The Dunn Agency was merged into Bailey and Haskell Associates, Inc. as of January 1, 2002.

On July 1, 2002, the Bank completed its acquisition of Kennedy & Clarke, Inc., an insurance agency. The Bank paid $200,855 in cash and established a note payable for $194,500 to be paid over 24 months with interest at 6.0% per annum in exchange for $6,000 in fixed assets. Goodwill in the amount of $401,000 was recorded in conjunction with the transaction. Kennedy & Clarke, Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

The acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of the Agency operations are included in the financial statements as of the date of the acquisitions.

On May 31, 2002, the Bank completed its acquisition of the State Bank of Chittenango ("SBC"); a New York State chartered commercial bank. The results of SBC's operations have been included in the consolidated financial statements since that date. The Bank paid $11.9 million or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.6 million and resulted in additional goodwill and a core deposit intangible of approximately $6.1 million. Amortization expense of the core deposit intangible approximated $29,000 and $36,000 for the three months and nine months ended September 30, 2002 respectively.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of May 31, 2002:

                                                      (in thousands)
          Cash and cash equivalents                      $  8,593
          Investment and mortgage-backed securities        29,146
          Loans receivable, net                            26,706
          Other assets                                      2,159
                            Total assets acquired          66,604
          Deposits                                        (60,146)
          Other liabilities                                  (421)
                            Net assets acquired          $  6,037

The following represents pro-forma information on the results of operations for the three months ended and nine months ended as of September 30, 2002 and 2001:

                                     For the Three Months Ended       For the Nine Months Ended
                                 September 30,  September 30,    September 30,      September 30,
                                     2002          2001             2002               2001
                                     ----          ----             ----               ----
                                           (in thousands, except for per share data)
Net interest income
Oneida Financial Corp.              $ 3,143       $ 2,400           $ 8,281           $ 7,729
                                    -------       -------           -------           -------
State Bank of Chittenango (1)             0           548               910             1,642
                                    -------       -------           -------           -------
Combined                            $ 3,143       $ 2,948           $ 9,191           $ 9,371
                                    =======       =======           =======           =======

Net income
Oneida Financial Corp.                 $825       $   741           $ 2,149           $ 2,080
State Bank of Chittenango (1)             0           115               123               301
                                    -------       -------           -------           -------
Combined                               $825       $   856           $ 2,272           $ 2,381
                                    =======       =======           =======           =======

Earnings per share
Oneida Financial Corp.                 $0.17      $  0.15           $  0.44           $  0.43
State Bank of Chittenango (1)              0         0.03              0.03              0.07
                                     -------       -------           -------           -------
Combined                               $0.17      $  0.18           $  0.47           $  0.50
                                     =======       =======           =======           =======


(1) - Information for the nine months ended 2002 for State Bank of Chittenango reflects the results of operations through the closing as of May 31, 2002.

Note D - New Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rule, goodwill will no longer be amortized but will subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. This statement was effective for the Company beginning on January 1, 2002. The Company will periodically review for impairment based on fair values and make adjustments as necessary. As of September 30, 2002, no impairment adjustment has been made to the goodwill. The impact of the pronouncement on the financial statements is as follows:

                                                    For the Three Months Ended     For the Nine Months Ended
                                                   September 30,   September 30,  September 30,    September 20,
                                                       2002            2001          2002              2001
                                                       ----            ----          ----              ----
                                                        (In thousands, except for Earnings Per Share Data)
Reported net income                                   $  825          $   741       $2,149          $   2,080
Add back:  Goodwill amortization, net of tax               0               62            0                181
                                                      ------          -------       ------          ---------
Adjusted Net income                                   $  825          $   803       $2,149          $   2,261
                                                      ======          =======       ======          =========

Basic earnings per share:
Reported net income                                   $ 0.17          $  0.15       $ 0.44          $    0.43
Goodwill amortization, net of tax                          0             0.02            0               0.04
                                                      ------          -------       ------          ---------
Adjusted net income                                   $ 0.17          $  0.17       $ 0.44          $    0.47
                                                      ======          =======       ======          =========


Diluted earnings per share:
Reported net income                                   $ 0.16          $  0.15       $ 0.43          $    0.43
Goodwill amortization, net of tax                          0             0.01            0               0.03
                                                      ------          -------       ------          ---------
Adjusted net income                                   $ 0.16          $  0.16       $ 0.43          $    0.46
                                                      ======          =======       ======          =========

Note E - Charter Conversion

The Company received regulatory approval to convert its charter from a Delaware Corporation to a Federal Corporation chartered by the Office of Thrift Supervision ("OTS") on July 12, 2001 and completed the charter conversion on July 18, 2001. As part of the charter conversion, the total number of shares authorized changed from 8,000,000 at a par value of $0.10 to 20,000,000 at a par value of $0.01. In addition, one million shares of serial preferred stock were authorized. There is no serial preferred stock outstanding at September 30, 2002.

Note F - Dividend Restrictions

Oneida Financial MHC, which owns 2,873,167 or 56.77% of the outstanding shares as of September 30, 2002 of Oneida Financial Corp., had filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of September 30, 2002 and December 31, 2001, the retained earnings restricted for cash dividends waived was $2,164,453 and $689,560, respectively.


                                                                    Page 8 of 24
Note G - Stock Split

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

Note H - Allowance for Credit Losses

The allowance for credit losses decreased $150,000 net of the allowance for credit losses of State Bank of Chittenango to $2.5 million at September 30, 2002. The decrease in the allowance is due in part to one commercial loan charged off during the first quarter of 2002 and due to a change in the methodology used by management in determining the adequacy of the allowance for credit losses. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management monitors and modifies the level of the allowance for credit losses in order to maintain a level considered adequate to provide for potential loan losses. Annually, management evaluates the adequacy of the allowance and determines the appropriate level of provision for credit losses by applying fixed percentages to each category of performing loans and classified loans. Management has updated the fixed percentages to be applied during 2002 to each loan category based on net charge-off experience and delinquencies over the past five years and currently. Utilization of a similar methodology as applied during 2001 would have resulted in additional provisions charged against earnings during the first quarter of 2002 of approximately $250,000. Management believes that the current method of determining the adequacy of the allowance for credit losses is prudent in light of the evaluation and review of the fair value of underlying collateral, economic conditions, historic loan loss experience and geographic concentrations. Offsetting the decrease in the allowance due to the change in methodology was the addition of $962,000 related to SBC's acquisition as of May 31, 2002. At September 30, 2002 the allowance for credit losses as a percentage of net loans receivable was 1.25% as compared to 1.00% on September 30, 2001.

Note I - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended and nine months ended September 30, 2002 and 2001, the Company's insurance activities consisted of those conducted through Bailey & Haskell Associates, Inc. and The Dunn Agency subsidiaries. Information about the Company's segments is presented in the following table for the periods indicated:


                                                         Three Months Ended September 30, 2002
                                                         -------------------------------------
                                                                          2002
                                                         -------------------------------------
                                                                      (in thousands)
                                                            Banking     Insurance
                                                           Activities   Activities      Total
Net interest income                                         $3,143        $   --        $3,143
Provision for credit losses                                     80            --            80
                                                            ------        ------        ------
                  Net interest income after provision
                         for credit losses                   3,063            --         3,063
Other income                                                   823         1,398         2,221
Other expenses                                               2,882         1,231         4,113
                                                            ------        ------        ------
                  Income before income taxes                 1,004           167         1,171
Income tax expense                                             260            86           346
                                                            ------        ------        ------
                  Net income                                $  744        $   81        $  825
                                                            ======        ======        ======


                                                                   Page 9 of 24

                                                          Three Months Ended September 30, 2001
                                                          -------------------------------------
                                                                           2002
                                                          -------------------------------------
                                                                       (in thousands)
                                                             Banking     Insurance
                                                            Activities    Activities       Total
Net interest income                                          $2,400        $   --        $2,400
Provision for credit losses                                     120            --           120
                                                             ------        ------        ------
                  Net interest income after provision
                          for credit losses                   2,280            --         2,280
Other income                                                    597         1,284         1,881
Other expenses                                                2,197           936         3,133
                                                             ------        ------        ------
                  Income before income taxes                    680           348         1,028
Income tax expense                                              190            97           287
                                                             ------        ------        ------
                  Net income                                 $  490        $  251        $  741
                                                             ======        ======        ======



                                                            Nine Months Ended September 30, 2002
                                                            ------------------------------------
                                                                            2002
                                                            ------------------------------------
                                                                        (in thousands)
                                                             Banking      Insurance
                                                            Activities    Activities        Total
Net interest income                                          $ 8,281        $    --        $ 8,281
Provision for credit losses                                      350             --            350
                                                             -------        -------        -------
                  Net interest income after provision
                        for credit losses                      7,931             --          7,931
Other income                                                   2,008          4,194          6,202
Other expenses                                                 7,640          3,480         11,120
                                                             -------        -------        -------
                  Income before income taxes                   2,299            714          3,013
Income tax expense                                               592            272            864
                                                             -------        -------        -------
                  Net income                                 $ 1,707        $   442        $ 2,149
                                                             =======        =======        =======



                                                            Nine Months Ended September 30, 2001
                                                            ------------------------------------
                                                                            2002
                                                            ------------------------------------
                                                                        (in thousands)
                                                             Banking      Insurance
                                                            Activities    Activities        Total
Net interest income                                          $7,729        $   --        $7,729
Provision for credit losses                                     360            --           360
                                                             ------        ------        ------
                  Net interest income after provision
                        for credit losses                     7,369            --         7,369
Other income                                                  1,442         3,640         5,082
Other expenses                                                6,550         2,941         9,491
                                                             ------        ------        ------
                  Income before income taxes                  2,261           699         2,960
Income tax expense                                              672           208           880
                                                             ------        ------        ------
                  Net income                                 $1,589        $  491        $2,080


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This section presents Management's Discussion and Analysis of and changes to the Company's consolidated financial results of operations and financial condition and should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

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


GENERAL

     Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primarily derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for credit losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2001 and September 30, 2002 the Company had 4,828,927 shares and 4,861,085 shares outstanding of which 2,873,167 were held by Oneida Financial MHC, the Company's mutual holding company parent.


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

     On May 31, 2002, the Bank completed its acquisition of the State Bank of Chittenango; a New York State chartered commercial bank. The Bank paid $11.9 million or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.6 million and resulted in additional goodwill and core deposit intangible of approximately $6.1 million. Amortization expense of the core deposit intangible approximated $29,000 and $36,000 for the three months and nine months ended September 30, 2002.

     On July 1, 2002, the Bank completed its acquisition of Kennedy & Clarke, Inc., an insurance agency. The Bank paid $200,855 in cash and established a note payable of $194,500 to be paid over 24 months with interest at 6.0% per annum in exchange for $6,000 in fixed assets. Goodwill in the amount of $401,000 was recorded in conjunction with the transaction. Kennedy & Clarke, Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

     The Company announced a cash dividend to all shareholders of record as of July 16, 2002 of $0.26 per share of common stock, which was paid on August 6, 2002 to all shareholders other than Oneida Financial MHC our mutual holding company parent.

FINANCIAL CONDITION

     ASSETS. Total assets at September 30, 2002 were $421.5 million, an increase of $68.8 million from $352.7 million at December 31, 2001. The Company's asset growth is primarily due to the acquisition of State Bank of Chittenango. Assets acquired as of the completion of the acquisition totaled $66.6 million. The merger of the two companies provided $26.7 million in loans receivable, net and $29.1 million in investment and mortgage-backed securities. The acquisition resulted in additional goodwill and a core deposit intangible of approximately $6.1 million. Net loans receivable for the year increased $300,000, net of State Bank of Chittenango loans. The slight increase in net loans receivable is due to an increase in commercial real estate of $2.8 million offset by decreases in consumer loans of $1.6 million and residential loans of $1.2 million. Residential loans decreased due to the sale of $19.4 million in fixed rate one-to-four family residential loans during 2002. Investment and mortgage-backed securities increased $13.3 million net of State Bank of Chittenango investments. The increase was due to purchases made during the year to invest excess cash on hand in addition to reinvesting called Agency bond proceeds. Cash and cash equivalents decreased $10.4 million for the year to $11.3 million at September 30, 2002 from $21.8 million as of December 31, 2001.

     The allowance for credit losses decreased $150,000 net of the allowance for credit losses of State Bank of Chittenango to $2.5 million at September 30, 2002. The decrease in the allowance is due in part to one commercial loan charged-off during the first quarter of 2002 and due to a change in the methodology used by management in determining the adequacy of the allowance for credit losses. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management monitors and modifies the level of the allowance for credit losses in order to maintain a level considered adequate to provide for potential loan losses. Annually, management evaluates the adequacy of the allowance and determines the appropriate level of provision of credit losses by applying fixed percentages to each category of performing loans and classified loans. Management has updated the fixed percentages to be applied during 2002 to each loan category based on net charge-off experience and delinquencies over the past five years and currently. Utilization of a similar methodology as applied during 2001 would have resulted in additional provisions charged against earnings during the first quarter of 2002 of approximately $250,000. Management believes that the current method of determining the adequacy of the allowance for credit losses is prudent in light of the evaluation and review of the fair value of underlying collateral, economic conditions, historic loan loss experience and geographic concentrations. Offsetting the decrease in the allowance due to the change in methodology was the addition of $962,000 related to SBC's acquisition as of May 31, 2002. At September 30, 2002 the allowance for credit losses as a percentage of net loans receivable was 1.25% as compared to 1.00% on September 30, 2001.

     LIABILITIES. Total liabilities increased by $66.3 million or 21.6% to $374.0 million at September 30, 2002 from $307.7 million at December 31, 2001. The increase is primarily the result of $60.1 million in deposits assumed in connection with the acquisition of State Bank of Chittenango. The Bank continues to emphasize core deposits and checking accounts, which increased by $3.7 million since December 31, 2001. In addition, lower yielding savings and Money Market/NOW accounts increased $7.1 million. Certificates of deposit decreased $8.0 million or by 6.5% since December 31, 2001. Borrowings decreased $2.6 million since December 31, 2001 due to repayment of maturing borrowings.

     STOCKHOLDERS' EQUITY. Stockholders' equity at September 30, 2002 was $47.5 million, an increase of $2.5 million from $45.0 million at December 31, 2001. The increase in stockholders' equity reflects the addition of after-tax net income of $2.1 million for the nine months ended September 30, 2002 and an adjustment for the net unrealized gain on available for sale mortgage-backed and other investment securities at September 30, 2002 as compared with December 31, 2001. A decrease in interest rates generally has a positive effect on the market value of the Company's investments and mortgage-backed securities portfolios. Accumulated Other Comprehensive Income (Loss) increased $1.2 million from December 31, 2001. The increases to stockholders' equity were partially offset by the payment of cash dividend during the year of $0.51 resulting in an equity reduction of $1.1 million.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

     AVERAGE BALANCE SHEET. The following tables set forth-certain information relating to the Company for the three months ended and nine months ended September 30, 2002 and 2001 and for the year ended December 31, 2001. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

     TABLE 1. Average Balance Sheet. (Quarterly)

                                                  Three Months Ended September 30,                      Year Ended Dec. 31,
                                                  --------------------------------                      -------------------
                                                 2002                           2001                            2001
                                    Average     Interest             Average   Interest            Average    Interest
                                  Outstanding    Earned/   Yield  Outstanding  Earned/   Yield/  Outstanding   Earned/     Yield/
                                    Balance       Paid      Rate    Balance     Paid      Rate     Balance      Paid       Rate
                                    -------       ----      ----    -------     ----      ----     -------      ----       ----
                                                                  (Dollars in Thousands)
Interest-earning Assets:
  Loans Receivable*                 $198,361    $  3,746    7.55%   $170,811   $  3,552   8.32%    $169,831   $ 14,232     8.38%
  Investment Securities              151,264       1,898    5.02%    125,390      1,848   5.90%     122,372      7,724     6.31%
  Federal Funds                        9,797          44    1.80%      6,190         55   3.55%       6,935        246     3.55%
  Equity Securities                    5,824          37    2.54%      6,282         58   3.69%       6,325        259     4.09%
                                    --------    --------    ----    --------   --------   ----     --------   --------     ----
    Total Interest-earning Assets    365,246       5,725    6.27%    308,673      5,513   7.14%     305,463     22,461     7.35%
                                    --------    --------    ----    --------   --------   ----     --------   --------     ----
Interest-bearing Liabilities:
  Money Market Deposits             $ 34,469    $    157    1.81%   $ 18,272   $    155   3.37%    $ 18,317   $    547     2.99%
  Savings Accounts                    68,687         159    0.92%     47,958        211   1.75%      48,083        834     1.73%
  Interest-bearing Checking           11,723          13    0.44%      9,205         30   1.29%       8,943        116     1.30%
  Time Deposits                      133,828       1,376    4.08%    115,207      1,637   5.64%     113,762      6,533     5.74%

Borrowings                            69,307         877    5.02%     76,600      1,080   5.59%      74,904      4,198     5.60%
                                    --------    --------    ----    --------   --------   ----     --------   --------     ----
    Total Interest-bearing Liabs     318,014       2,582    3.22%    267,242      3,113   4.62%     264,009     12,228     4.63%
                                    --------    --------    ----    --------   --------   ----     --------   --------     ----
    Net Interest Income                         $  3,143                       $  2,400                       $ 10,233
                                                ========                       ========                       ========
    Net Interest Spread                                     3.05%                         2.52%                            2.72%
                                                            ====                          ====                             ====
    Net Earning Assets              $ 47,232                        $ 41,431                     $   41,454
                                    ========                        ========                     ==========
   Net yield on average
      Interest-earning assets                       3.44%                          3.11%                          3.35%
                                                ========                       =======                        ========
    Average interest-earning
      assets to average
      Interest-bearing liabs                      114.85%                        115.50%                        115.70%
                                                ========                       =======                        =======

*Included in Average Loans Receivable balance for the periods presented is Mortgage Loans Held for Sale.

                                                   Nine Months Ended December 30,                      Year Ended Dec. 31,
                                                   ------------------------------                      -------------------
                                                 2002                           2001                            2001
                                    Average     Interest             Average   Interest            Average    Interest
                                  Outstanding    Earned/   Yield  Outstanding  Earned/   Yield/  Outstanding   Earned/     Yield/
                                    Balance       Paid      Rate    Balance     Paid      Rate     Balance      Paid       Rate
                                    -------       ----      ----    -------     ----      ----     -------      ----       ----
                                                                  (Dollars in Thousands)
Interest-earning Assets:
  Loans Receivable*                 $183,000    $ 10,331    7.53%   $168,566   $ 10,748   8.50%    $169,831   $ 14,232     8.38%
  Investment Securities              138,662       5,436    5.23%    121,889      5,915   6.47%     122,372      7,724     6.31%
  Federal Funds                       11,742         152    1.73%      5,875        188   4.27%       6,935        246     3.55%
  Equity Securities                    6,111         122    2.66%      6,335        198   4.17%       6,325        259     4.09%
    Total Interest-earning Assets    339,515      16,041    6.30%    302,665     17,049   7.51%     305,463     22,461     7.35%
Interest-bearing Liabilities:
  Money Market Deposits             $ 28,774    $    418    1.94%   $ 17,199   $    408   3.16%    $ 18,317   $    547     2.99%
  Savings Accounts                    68,492         393    0.77%     48,309        684   1.89%      48,083        834     1.73%
  Interest-bearing Checking            9,911          34    0.46%      8,937         97   1.45%       8,943        116     1.30%
  Time Deposits                      124,350       4,197    4.51%    112,108      4,937   5.87%     113,762      6,533     5.74%

Borrowings                            72,738       2,718    5.00%     74,338      3,194   5.73%      74,904      4,198     5.60%
    Total Interest-bearing Liabs     304,265       7,760    3.41%    260,891      9,320   4.76%     264,009     12,228     4.63%
    Net Interest Income                         $  8,281                       $  7,729                        $10,233
                                                ========                       ========                       ========
    Net Interest Spread                                     2.89%                         2.75%                            2.72%
                                                            ====                          ====                             ====
    Net Earning Assets              $ 35,250                        $ 41,774                     $   41,454
                                    ========                        ========                     ==========
   Net yield on average
      Interest-earning assets                       3.25%                          3.40%                          3.35%
                                                ========                       ========                        ========
    Average interest-earning
      assets to average
      Interest-bearing liabs                      111.59%                        116.01%                        115.70%
                                                ========                       ========                        =======

*Included in Average Loans Receivable balance for the periods presented is Mortgage Loans Held for Sale.


RESULTS OF OPERATIONS

     GENERAL. Net income for the three months ended September 30, 2002 increased by $84,000 or 11.3% to $825,000 for the third quarter of 2002 from $741,000 for the three months ended September 30, 2001. The increase was due primarily to an increase in net interest income and non-interest income as well as a decrease in the provision for credit losses. Offsetting these were increases in non-interest expenses as well as the provision for income taxes. Net income for the nine months ended September 30, 2002 increased by $69,000 and was $2.1 million for the nine-month periods in both 2002 and 2001. The increase in net income reflects an increase in net interest income and non-interest income as well as a decrease in the provision for credit losses and provision for income taxes, partially offset by an increase in non-interest expense.

     INTEREST INCOME. Interest income increased by $212,000 or 3.8%, to $5.7 million for the three months ended September 30, 2002 from $5.5 million for three months ended September 30, 2001. The increase in interest income was primarily a result of an increase in interest income on loans receivable of $194,000 for the third quarter of 2002. In addition, interest income on investment and mortgage-backed securities increased $94,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2002 interest income was $16.0 million, a decrease of $1.0 million or 5.9% as compared with the same period in 2001. For the nine months ended September 30, 2002, interest income on loans receivable decreased $417,000 or 3.9% compared with the same period in 2001.Interest income on investment and mortgage-backed securities decreased $401,000 for the nine months ended September 30, 2002 compared with the same period 2001. Dividend income on equity securities decreased $65,000 for the third quarter 2002 and $154,000 year to date. Interest income on federal funds decreased $11,000 and $36,000 for the three months and nine months ended September 30, 2002. The reduction in interest income was due to the decrease in market interest rates between the two periods as the Federal Reserve reduced the prime rate by 175 basis points from September 2001 to September 2002.

     The increase in interest income from loans is a result of an increase of $27.6 million in the average balance of loans receivable for the three months ended September 30, 2002 partially offset by a decrease of 77 basis points in the average yield to 7.55% at September 30, 2002 from 8.32% at September 30, 2001. For the nine months ended September 30, 2002, the average balance of loans receivable increased $14.4 million with the average yield decreasing 97 basis points to 7.53% during the 2002 period from 8.50% during the nine month period in 2001.

     Investment income increased as a result of an increase of $25.9 million in the average balance of investment and mortgage-backed securities for the three month period ended September 30, 2002 as compared with the same period in 2001 partially offset by a decrease in the average yield of investment securities of 88 basis points to 5.02%
 at September 30, 2002 from 5.90% at September 30, 2001.
For the nine months ended September 30, 2002, the average balance of investments and mortgage-backed securities increased $16.8 million with the average yield decreasing 124 basis points to 5.23% during the 2002 period from 6.47% during the nine month period in 2001.

     Interest income from federal funds decreased during the three months ended September 30, 2002 to $44,000 as compared with $55,000 for the 2001 period. The decrease in interest income is due to a decrease of 175 basis points in the average yield earned partially offset by an increase in the average balance of $3.6 million. The increase in the average balance of fed funds reflects management's decision to invest in shorter-term assets during a period of moderate loan growth.

     INTEREST EXPENSE. Interest expense was $2.6 million for the three months ended September 30, 2002, a decrease of $531,000 or 17.1% from the same period in 2001. The decrease in interest expense is due to a decrease in interest paid on borrowed funds and deposit accounts. Interest expense of borrowed funds totaled $877,000 for the third quarter of 2002 compared with $1.1 million for the 2001 period. The average cost of borrowed funds decreased 57 basis points to 5.02% as of September 30, 2002 from 5.59% for the three months ended September 30, 2001. The average balance outstanding of borrowings also decreased during the three months ended September 30, 2002 to $69.3 million compared to $76.6 million for the same period in 2001. Interest expense on deposits decreased by $328,000 for the three months ended September 30, 2002 to $1.7 million, a decrease of 16.1%. The decrease in interest expense on deposits was due to a 152 basis point decrease in the average cost of deposits for the third quarter 2002 partially offset by an increase in the average balance on deposit accounts of $58.1 million. The average balance of deposits for the nine months ended September 30, 2002 increased $45.0 million as compared with the same period of 2001. This increase offset a decrease in the average rate paid on deposits of 148 basis points resulting in a decrease in interest expense for the nine months of $1.1 million compared with the prior year. The decrease in average rate paid for both the three months and nine months ended September 30, 2002 is due to a change in the deposit mix. Certificate of deposits represented 46% of total deposits as of September 30, 2002 which is a decrease of 7.2% from September 30, 2001. Checking and MM/Now accounts increased 4.5% of total deposits as of September 30, 2002 as compared to September 30, 2001.

     PROVISION FOR CREDIT LOSSES. Total provision for credit losses for the three months ended September 30, 2002 were $80,000 as compared to $120,000 made during the same period of 2001. For the nine months ended September 30, 2002, the provision for credit losses was $350,000 compared to $360,000 for the comparable period in 2001. The allowance for credit losses was $2.5 million or 1.25% of loans receivable at September 30, 2002 as compared with $1.7 million or 1.00% of loans receivable at September 30, 2001. Management continues to monitor changes in the loan portfolio mix as the Bank originates a higher level of commercial and consumer loans. The method utilized to evaluate adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses losses that are probable and reasonably estimable. See Financial Condition for further discussion of allowance for credit losses.

     OTHER INCOME. Other operating income increased by $282,000 for the three-month period ending September 30, 2002 compared with the same period in 2001 to $2.1 million from $1.8 million. The increase in other income is primarily due to commissions received from the insurance agencies of $1.4 million for the three months ended September 30, 2002 as compared with $1.3 million for the same period during 2001. In addition, there was an increase in fee income on deposit accounts of $62,000 to $260,000 during the 2002 period from $198,000 during the 2001 period. Gains realized on the sale of fixed-rate residential loans increased during the third quarter of 2002 by $73,000 compared to the same period in 2001 due to an increase in sales activity during the quarter.

     Investment security gains, net increased $58,000 to $112,000 for the quarter ended September 30, 2002 from $54,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, investment security gains, net increased $72,000 to $116,000 for the same period in 2001. Included in investment security gains was a loss of $256,000 for an other than temporary decline in the value of an investment security. The investment security was written down to the fair market value as of March 31, 2002 with a charge to earnings. Offsetting this write-down were investment gains on the sales of other investments that totaled $257,000 during the first quarter of 2002.

     For the nine months ended September 30, 2002, other operating income increased $1.1 million from $5.0 million as of September 30, 2001 to $6.1 million as of September 30, 2002. The increase is primarily due to commission income received from the insurance agencies of $4.2 million for the nine months ended September 30, 2002 as compared with $3.6 million for the same period during 2001. In addition, there was an increase in the cash surrender value of $133,000 from Bank Owned Life Insurance during 2002 as compared with the same period in 2001 due to timing of the purchase. Gains realized on the sale of fixed-rate residential loans increased during the nine months ended September 30, 2002 by $156,000 compared to the same period in 2001. Loans sales totaled $19.4 million for both the nine month periods in 2002 and 2001.

     OTHER EXPENSES. Other operating expenses increased by $980,000 or 31.3%, to $4.1 million for the three months ended September 30, 2002 from $3.1 million for the same period in 2001. Compensation increased $659,000 or 35.3% due to increases in employee benefit expense as well as additional expenses associated with the insurance agency subsidiaries and the purchase of SBC. Building occupancy increased $227,000, as a result of additional expenses from insurance agency subsidiaries and the addition of SBC facilities.

     For the nine months ended September 30, 2002, operating expenses increased $1.6 million to $11.1 million from $9.5 million for the nine months ended September 30,2001. The increase was primarily the result of operating expenses associated with the insurance agency subsidiaries.

     INCOME TAX. Income tax expense was $346,000 for the three months ended September 30, 2002, an increase of $59,000 from the third quarter 2001 provision of $287,000. The effective tax rate increased to 29.5% for the third quarter 2002 from 27.9% for the three months ended September 30, 2001. For the nine months ended, the income tax expense was $864,000 as compared to $880,000 for the same period in 2001. The effective tax rate decreased to 28.7% for 2002 as compared with 29.7% for the nine months ended September 30,2001.

ONEIDA FINANCIAL CORP.

SELECTED FINANCIAL RATIOS

At and for the Three Months Ended and Nine Months Ended September 30, 2002 and September 30, 2001(unaudited)

(annualized where appropriate)

                                                             Three Months Ending       Nine Months Ending
                                                                September 30,              September 30,
                                                              2001        2002          2002         2001
                                                              ----        ----          ----         ----
Performance Ratios:

 Return on average assets                                     0.78%        0.87%        0.74%        0.83%
 Return on average equity7.02%                                6.79%        6.21%        6.43%
 Net interest margin                                          3.44%        3.11%        3.25%        3.40%
 Efficiency Ratio                                            78.31%       71.17%       77.39%       72.08%
 Ratio of operating expense to average total assets           3.89%        3.57%        3.85%        3.80%
 Ratio of average interest-earning assets to
   average interest-bearing liabilities                     114.85%      115.50%      111.59%      116.01%

Asset Quality Ratios:

 Non-performing assets to total assets                        0.08%        0.09%        0.08%        0.09%

 Allowance for loan losses to non-performing loans          822.52%      657.75%      822.52%      657.75%

 Allowance for loan losses to loans receivable, net           1.25%        1.00%        1.25%        1.00%

Capital Ratios:

  Total shareholders' equity to total assets                 11.26%       12.83%       11.26%       12.83%
Average equity to average assets                             11.97%       12.96%       11.97%       12.96%


ITEM 3. Quantitative and Qualitative Disclosure About Market Risk



     Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at September 30, 2002, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Stockholders. The Company regularly evaluates the potential impact of interest rate changes and has evaluated the risk profile subsequent to the SBC acquisition. The Company continues to manage its interest rate risk tolerance within a reasonable and consistent range.



ITEM 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b)  Changes in internal controls.

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


     (b)  Exhibits

          Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxly Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           ONEIDA FINANCIAL CORP.


Date:  October 29, 2002                    By: /s/ Michael R. Kallet
                                               ---------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer


Date:  October 29, 2002                    By: /s/  Eric E. Stickels
                                               ---------------------------------
                                           Eric E. Stickels
                                           Senior Vice President and Chief
                                           Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Michael R. Kallet, President and Chief Executive Officer, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 29, 2002                /s/ Michael R. Kallet
Date                            ------------------------------------------------
                                Michael R. Kallet
                                President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Eric E. Stickels, Senior Vice President and Chief Financial Officer, certify that:


(1)  I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 29, 2002             /s/ Eric E. Stickels
                             ------------------------------------------
Date                         Eric E. Stickels
                             Senior Vice President and Chief Financial Officer