Form 10-K
ONEIDA FINANCIAL CORP
filed 2003-03-28
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from ___________________ to ______________________

                        Commission File Number: 000-25101

                             ONEIDA FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

            Federal                                     16-1561678
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

      182 Main Street, Oneida, New York                        13421-1676
(Address of Principal Executive Offices)                       (Zip Code)

                                 (315) 363-2000
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

YES |X|        NO  |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES |_|    NO |X|

      As of March 15, 2003, there were issued and outstanding 4,883,903 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 17, 2003 ($21.74) was $43,713,400.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2002 (Parts II and IV).

2.    Proxy Statement for the 2003 Annual Meeting of Stockholders (Parts I and
      III).

                                     PART I

ITEM 1. BUSINESS

Oneida Financial Corp.

      Oneida Financial Corp. (the "Company") was organized in September 1998, for the purpose of acquiring all of the capital stock of The Oneida Savings Bank (the "Bank") upon completion of the Bank's reorganization into the two-tier form of mutual holding company ownership and the minority stock offering. The Company is majority owned by Oneida Financial, MHC, a Federal-chartered mutual holding company (the "Mutual Holding Company"). The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). Both the Company and the Mutual Holding Company converted to federal charters effective on July 18, 2001. The Company's assets consist primarily of shares of the Bank's common stock.

      At December 31, 2002 the Company had consolidated assets and consolidated stockholders' equity of $416.7 million and $48.1 million, respectively. Through the Bank, the Company has deposits totaling $291.8 million.

      The Company's executive office is located at the main office of the Bank, at 182 Main Street, Oneida, New York 13421-1676. The Company's telephone number is (315) 363-2000.

The Oneida Savings Bank

      The Bank was organized in 1866 as a New York-chartered mutual savings bank. The Bank's deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum amount permitted by law. The Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and seven full service branch offices and using those deposits, together with funds generated from operations and borrowing proceeds to make one-to-four family residential and commercial real estate loans, commercial business loans, consumer loans and to invest in mortgage-backed and other securities. The Bank also sells insurance and other commercial services and products through its insurance agency subsidiary.

      At December 31, 2002, $132.8 million, or 66.4%, of the Bank's loans were secured by real estate. At December 31, 2002, $85.6 million, or 42.8%, of the Bank's loans were secured by one-to-four family residential real estate, $32.1 million, or 16.0%, of the Bank's loans were secured by commercial real estate, and $15.1 million, or 7.6%, of the Bank's loans were home equity loans. Consumer loans totaled $37.4 million, or 18.7% of the Bank's total loans, at December 31, 2002. The Bank also originates commercial business loans which totaled $29.8 million, or 14.9%, of total loans at December 31, 2002. The Bank's investment securities and mortgage-backed securities portfolios totaled $123.3 million and $39.7 million, respectively, at December 31, 2002.

      In April 1999 the Bank established Oneida Preferred Funding Corp. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2002 Oneida Preferred Funding Corp. held $40.0 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

      In October 2000, the Bank acquired Bailey & Haskell Associates, Inc., which is a wholly owned insurance and financial services subsidiary. During 2001, two additional insurance agencies were acquired, which were subsequently merged into Bailey & Haskell Associates, Inc.

      In July 2002, the Bank completed its acquisition of Kennedy & Clarke, Inc., an insurance agency. The Bank paid $200,855 in cash and established a note payable for $194,500 to be paid over 24 months with interest at 6.0% per annum for fixed assets and other intangible assets. Kennedy & Clarke, Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

      All disclosures and financial information is presented on a consolidated basis.

      On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation ("SBC"), the holding company of State Bank of Chittenango ("Chittenango"), a New York State chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained Chittenango as a special purpose commercial bank subsidiary of the Bank. Chittenango is permitted to accept municipal deposit accounts from the various municipalities, school districts and other public sources; a source of funds not available to the Bank under New York law. The results of SBC's operations have been included in the consolidated financial statements of the Company since that date. The Bank paid $11.9 million ($243,000 was paid to Oneida Financial Corp. for shares previously owned) or $102.60 in cash for each of the 116,079 shares of SBC common stock. Assets acquired as a result of the acquisition totaled $66.5 million and resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. At December 31, 2002, no impairment adjustment has been made to goodwill or other intangibles that were created in the transaction.

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

      Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for allowance for loan losses) as of the dates indicated.

                                                                                 At December 31,
                                                         --------------------------------------------------------------------------
                                                                2002                  2001                       2000
                                                         ------------------    -------------------        -------------------
                                                         Amount     Percent    Amount      Percent        Amount       Percent
                                                         ------     -------    ------      -------        ------       -------
                                                                              (Dollars in thousands)
Real estate loans:
  One-to-four family ...............................    $ 85,581     42.8%    $ 76,477          44.3%    $ 84,386          50.7%
  Multi-family .....................................       1,983      1.0        1,003           0.6        1,134           0.7
  Home equity ......................................      15,149      7.6       11,077           6.4       10,940           6.6
  Commercial real estate ...........................      30,096     15.0       23,517          13.6       18,742          11.3
                                                        --------    -----     --------    ----------     --------    ----------
    Total real estate loans ........................     132,809     66.4      112,074          64.9      115,202          69.3
                                                        --------    -----     --------    ----------     --------    ----------

Consumer loans:
  Automobile loans .................................      28,857     14.4       29,569          17.1       25,818          15.5
  Mobile home ......................................         280      0.1          381           0.2          526           0.4
  Personal loans ...................................       6,842      3.4        2,691           1.6        3,450           2.1
  Guaranteed student loans .........................          --       --           --            --           --            --
  Other consumer loans .............................       1,442      0.8        1,465           0.9        1,432           0.8
                                                        --------    -----     --------    ----------     --------    ----------
    Total consumer loans ...........................      37,421     18.7       34,106          19.8       31,226          18.8

Commercial business loans ..........................      29,775     14.9       26,385          15.3       19,865          11.9
                                                        --------    -----     --------    ----------     --------    ----------

    Total consumer and commercial business loans ...      67,196     33.6       60,491          35.1       51,091          30.7
                                                        --------    -----     --------    ----------     --------    ----------

    Total loans ....................................    $200,005    100.0%    $172,565         100.0%    $166,293         100.0%
                                                        ========    =====     ========         =====     ========         =====

Less:
    Allowance for loan losses ......................       2,109                 1,672                      1,632
                                                        --------              --------                   --------
    Total loans receivable, net ....................    $197,896              $170,893                   $164,661
                                                        ========              ========                   ========

                                                                       At December 31,
                                                        -----------------------------------------------
                                                                1999                      1998
                                                         --------------------     ---------------------
                                                         Amount       Percent      Amount       Percent
                                                         ------       -------      ------       -------
                                                                    (Dollars in thousands)
Real estate loans:
  One-to-four family ...............................    $ 81,264          53.9%    $ 82,353          61.6%
  Multi-family .....................................       1,358           0.9        1,468           1.1
  Home equity ......................................       9,740           6.5        9,377           7.0
  Commercial real estate ...........................      16,560          11.0       13,499          10.1
                                                        --------    ----------     --------    ----------
    Total real estate loans ........................     108,922          72.3      106,697          79.8
                                                        --------    ----------     --------    ----------

Consumer loans:
  Automobile loans .................................      16,768          11.1       10,405           7.8
  Mobile home ......................................         595           0.4          717           0.5
  Personal loans ...................................       6,901           4.6        2,438           1.8
  Guaranteed student loans .........................         305           0.2          446           0.3
  Other consumer loans .............................       1,451           1.0        1,547           1.2
                                                        --------    ----------     --------    ----------
    Total consumer loans ...........................      26,020          17.3       15,553          11.6

Commercial business loans ..........................      15,727          10.4       11,549           8.6
                                                        --------    ----------     --------    ----------

    Total consumer and commercial business loans ...      41,747          27.7       27,102          20.2
                                                        --------    ----------     --------    ----------

    Total loans ....................................    $150,669         100.0%    $133,799         100.0%
                                                        ========         =====     ========         =====

Less:
    Allowance for loan losses ......................       1,523                      1,543
                                                        --------                   --------
    Total loans receivable, net ....................    $149,146                   $132,256
                                                        ========                   ========


      The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                              At December 31,
                                   ------------------------------------------------------------------------------------------------
                                           2002               2001                2000                    1999            1998
                                   ----------------    ----------------     ---------------     ---------------     ---------------
                                    Amount  Percent    Amount   Percent     Amount  Percent     Amount  Percent     Amount  Percent
                                   -------  -------    ------   -------     ------  -------     ------  -------     ------  -------
                                                                  (Dollars in thousands)
FIXED-RATE LOANS:
Real estate loans:
  One-to-four family ............  $ 27,848   13.9%   $ 21,370     12.4%  $ 17,485     10.5%  $ 18,208     12.1%  $ 12,879      9.6%
  Multi-family ..................        --     --          --       --         --       --         --       --         --       --
  Home equity ...................    10,423    5.2       6,634      3.8      6,211      3.7      5,416      3.6      4,626      3.5
  Commercial real estate ........     1,799    0.9       1,248      0.7        775      0.5      1,023      0.7      1,138      0.9
                                   --------  -----    --------    -----   --------    -----   --------    -----   --------    -----
    Total real estate loans .....    40,070   20.0      29,252     16.9     24,471     14.7     24,647     16.4     18,643     14.0

Consumer loans:
  Total consumer loans ..........    36,704   18.4      33,371     19.4     30,745     18.5     25,284     16.8     14,475     10.8

Commercial business loans:
  Total commercial loans ........    12,172    6.1      13,765      8.0     12,965      7.8     10,027      6.6      5,355      4.0
                                   --------  -----    --------    -----   --------    -----   --------    -----   --------    -----
  Total fixed-rate loans ........  $ 88,946   44.5    $ 76,388     44.3   $ 68,181     41.0   $ 59,958     39.8   $ 38,473     28.8
                                   --------  -----    --------    -----   --------    -----   --------    -----   --------    -----

ADJUSTABLE RATE LOANS:
Real estate loans:
  One-to-four family ............  $ 57,733   28.9    $ 55,107     31.9   $ 66,901     40.2   $ 63,056     41.8%  $ 69,474     51.9%
  Multi-family ..................     1,983    1.0       1,003      0.6      1,134      0.7      1,358      0.9      1,468      1.1
  Home equity ...................     4,726    2.4       4,443      2.6      4,729      2.9      4,324      2.9      4,751      3.6
  Commercial real estate ........    28,297   14.1      22,269     12.9     17,967     10.8     15,537     10.3     12,361      9.2
                                   --------  -----    --------    -----   --------    -----   --------    -----   --------    -----
    Total real estate loans .....    92,739   46.4      82,822     48.0     90,731     54.6     84,275     55.9     88,054     65.8

Consumer loans:
  Total consumer loans ..........       717    0.3         735      0.4        481      0.3        736      0.5   $  1,078      0.8

Commercial business loans:
  Total commercial business loans    17,603    8.8      12,620      7.3      6,900      4.1      5,700      3.8      6,194      4.6
                                   --------  -----    --------    -----   --------    -----   --------    -----   --------    -----
  Total adjustable-rate loans ...  $111,059   55.5    $ 96,177     55.7   $ 98,112     59.0   $ 90,711     60.2%  $ 95,326     71.2
                                   --------  -----    --------    -----   --------    -----   --------    -----   --------    -----

  Total loans ...................  $200,005  100.0%   $172,565    100.0%  $166,293    100.0%  $150,669    100.0%  $133,799    100.0%
                                   ========  =====    ========    =====   ========    =====   ========    =====   ========    =====

Less:
    Allowance for loan losses ...     2,109              1,672               1,632               1,523               1,543
                                   --------           --------            --------            --------            --------
Total loans receivable, net .....  $197,896           $170,893            $164,661            $149,146            $132,256
                                   ========           ========            ========            ========            ========

      One-to-Four Family Residential Loans. The Bank's primary lending activity is the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property, however, the Bank will originate one-to-four family loans with loan-to-value ratios of up to 97%, with private mortgage insurance required. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to four-family fixed-rate loans are offered with a monthly payment feature.

      The Bank originates both adjustable rate and fixed-rate one-to-four family loans. The interest rate on ARM loans is indexed to the one year Treasury Bill rate. The Bank's ARM loans currently provide for maximum rate adjustments of 200 basis points per year and 600 basis points over the term of the loan. The Bank offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over a maximum term of up to 30 years. ARM loans are offered with both monthly and bi-weekly payment features. ARM loans are originated for retention in the Bank's portfolio. As a result of the lower interest rate environment during the past year, a greater percentage of the Bank's one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans. The Bank originates and generally sells its fixed-rate one-to-four family loans on a servicing retained basis. Such loans are sold without recourse to the Bank. At December 31, 2002, loans serviced by the Bank for others totaled $69.6 million. During the year ended December 31, 2002 and December 31, 2001, the Bank sold $32.4 million and $26.6 million, respectively in fixed-rate one-to-four family loans. As of December 31, 2002 the Bank has $2.7 million of mortgage loan forward sale commitments to hedge interest rate risk on certain committed originated loans. The fair value of these commitments is not material.

      ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2002, 28.9% of the Bank's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

      All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      At December 31, 2002, approximately $85.6 million, or 42.8% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $49,000 of such loans (representing one loan) were included in nonperforming loans as of that date.

      Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-rate of interest. Both adjustable rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms not to exceed ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 2002, the outstanding balances of home equity loans totaled $15.1 million, or 7.6% of the Bank's loan portfolio.

      Commercial Real Estate Loans. At December 31, 2002, $32.1 million, or 16.0% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2002, the largest commercial real estate loan had a principal balance of $1.5 million and was secured by a medical building. This loan is performing in accordance with its terms. As of December 31, 2002, there were no commercial real estate loans included in nonperforming loans.

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

      Consumer Lending. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). At December 31, 2002, consumer loans totaled $37.4 million, or 18.7% of the total loan portfolio. Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 2002, loans secured by automobiles totaled $28.9 million, of which $22.4 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles.

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

      Commercial Business Loans. The Bank also originates commercial business loans. Commercial business loans are originated with terms of up to seven years and fixed rates of interest except for lines of credit which have variable rates of interest. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 2002, the Bank had $29.8 million of commercial business loans which represented 14.9% of the total loan portfolio. On such date, the largest commercial business lending relationship totaled $2.5 million, which was an unsecured operating line of credit advance to a local multi-national corporation. At December 31, 2002, unsecured commercial business loans totaled $4.4 million.

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

      Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2002, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                             One       Three      Five        Ten
                                 Within    Through    Through    Through    Through    Beyond
                                   One      Three      Five        Ten    Twenty-Five Twenty-Five
                                  Year      Years      Years      Years      Years      Years      Total
                                -------    -------    -------    -------    -------    -------    --------
                                                                 (In thousands)
Real estate loans:
   One-to four-family ......    $ 1,267    $   882    $ 2,225    $10,910    $48,479    $21,818    $ 85,581
   Home equity .............        121        787      2,882     10,982        279         98      15,149
   Commercial real estate ..      1,380        197        998      6,186     23,318         --      32,079
                                -------    -------    -------    -------    -------    -------    --------
     Total real estate loans      2,768      1,866      6,105     28,078     72,076     21,916     132,809

Consumer and other loans ...      1,656     11,449     21,492      2,180        388        256      37,421

Commercial business loans ..     11,307      5,575      7,315      4,392      1,186         --      29,775
                                -------    -------    -------    -------    -------    -------    --------

     Total loans ...........    $15,731    $18,890    $34,912    $34,650    $73,650    $22,172    $200,005
                                =======    =======    =======    =======    =======    =======    ========

      Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2002, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2003. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                                Due After December 31, 2003
                                                                ---------------------------
                                                          Fixed         Adjustable           Total
                                                      ----------        ----------       -----------
                                                                       (In thousands)
Real estate loans:
     One-to four-family........................       $   26,624        $   57,690       $    84,314
     Home equity...............................           10,390             4,638            15,028
     Commercial real estate....................            1,780            28,919            30,699
                                                      ----------        ----------       -----------
         Total real estate loans...............           38,794            91,247           130,041

Consumer and other loans ......................           35,273               492            35,765
Commercial business loans......................            9,590             8,878            18,468
                                                      ----------        ----------       -----------
         Total loans...........................       $   83,657        $  100,617       $   184,274
                                                      ==========        ==========       ===========

      Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented except for those purchased as part of the acquisition of SBC.

                                                     Year Ended December 31,
                                                -------------------------------

                                                  2002        2001        2000
                                                -------     -------     -------
                                                        (In thousands)
Originations by Type:
Adjustable Rate:
   Real estate:
      One-to four-family ...................     $ 6,540     $ 4,188     $ 7,351
      Home equity ..........................       2,857       2,350       2,552
      Commercial and real estate ...........       7,977       4,562       2,253
                                                 -------     -------     -------
        Total real estate loans ............      17,374      11,100      12,156
   Consumer loans ..........................         969         506         195
   Commercial business loans ...............       4,270       9,969      11,773
                                                 -------     -------     -------
        Total adjustable rate loans ........     $22,613     $21,575     $24,124
                                                 -------     -------     -------
Fixed Rate:
   Real estate:
      One-to four-family ...................     $36,989      35,173      13,136
      Home equity ..........................       3,551       2,135       1,362
      Commercial real estate ...............       1,172       4,029       2,048
                                                 -------     -------     -------
        Total real estate loans ............      41,712      41,337      16,546
   Consumer loans ..........................      19,085      23,206      25,510
   Commercial business loans ...............      13,568      11,651      12,063
                                                 -------     -------     -------
        Total fixed-rate loans .............     $74,365     $76,194     $54,119
                                                 -------     -------     -------
Total loans originated .....................     $96,978     $97,769     $78,243
                                                 -------     -------     -------

Purchased by Type:
   Real estate:
      One-to four-family ...................     $ 4,143     $    --     $    --
      Home equity ..........................         354          --          --
      Commercial and real estate ...........       1,940          --          --
                                                 -------     -------     -------
        Total real estate loans ............       6,437          --          --
   Consumer loans ..........................          10          --          --
   Commercial business loans ...............       3,964          --          --
                                                 -------     -------     -------
        Total adjustable rate loans ........     $10,411          --          --
                                                 -------     -------     -------
Fixed Rate:
   Real estate:
      One-to four-family ...................     $ 8,080          --          --
      Home equity ..........................       2,595          --          --
      Commercial real estate ...............          --          --          --
                                                 -------     -------     -------
        Total real estate loans ............      10,675          --          --
   Consumer loans ..........................       6,582          --          --
   Commercial business loans ...............          --          --          --
                                                 -------     -------     -------
        Total fixed-rate loans .............     $17,257          --          --
                                                 -------     -------     -------
Total loans purchased ......................     $27,668          --          --
                                                 -------     -------     -------

Sales:
   Real estate:
      One-to four-family ...................     $32,408     $26,597     $ 7,754
      Consumer loans .......................         542          --         413
                                                 -------     -------     -------
   Total loans sold ........................     $32,950     $26,597     $ 8,167
                                                 -------     -------     -------
Repayments:
   Real estate:
      One-to four-family ...................     $14,240     $20,673     $ 9,611
      Home equity ..........................       5,285       4,348       2,714
      Commercial real estate ...............       3,530       3,947       2,343
                                                 -------     -------     -------
        Total real estate loans ............      23,055      28,968      14,668
   Consumer loans ..........................      22,789      20,832      20,086
   Commercial business loans ...............      18,412      15,100      19,698
                                                 -------     -------     -------
        Total repayments ...................     $64,256     $64,900     $54,452
                                                 -------     -------     -------
        Total reductions ...................     $97,206     $91,497     $62,619
                                                 -------     -------     -------
      Other increases/(decreases) ..........          --          --          --
                                                 -------     -------     -------

      Net increases/(decreases) ............     $27,440     $ 6,272     $15,624
                                                 =======     =======     =======

      Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. All residential loans over $300,000 must be approved by the Bank Loan Committee (consisting of two persons; the President and/or Executive Vice President in charge of credit administration and either one of two senior lending officers appointed to this committee). All loan relationships in excess of $500,000 and up to $750,000 (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Bank Loan Committee. All lending relationships in excess of $750,000 up to $1.5 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Executive Committee of the Board of Directors. All lending relationships in excess of $1.5 million must be approved by the Board of Directors.

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

      At December 31, 2002, the largest aggregate amount loaned by the Bank to one borrower consisted of a line of credit with an outstanding balance totaling $2.5 million. The total borrowing capacity under this line of credit is $3.0 million. This loan was performing in accordance with the terms of the loan.

Delinquencies and Classified Assets

      Collection Procedures. A computer generated late notice is sent when a loan's grace period ends. After the late notice has been mailed, accounts are assigned to collectors for follow-up to determine reasons for delinquency and explore payment options. Generally, loans that are 30 days delinquent will receive a default notice from the Bank. With respect to consumer loans, the Bank will commence efforts to repossess the collateral after the loan becomes 45 days delinquent. Loans secured by real estate that are delinquent over 60 days are turned over to the Collection Department Manager. Generally, after 90 days the Bank will commence legal action.

      Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2002, the Bank had nonperforming loans of $49,000 and a ratio of nonperforming loans to total assets of 0.01%. At December 31, 2002, the Bank's ratio of nonperforming assets to total assets was 0.01%.

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

      The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 2002. When a loan is delinquent 90 days or more, the Bank fully reverses all accrued interest thereon and ceases to accrue interest thereafter.

                                                  Loans Delinquent for:
                            ------------------------------------------------------------------
                                60-89 Days           90 Days or More     Total delinquent Loans
                            ------------------      -----------------    ----------------------
                            Number      Amount      Number     Amount      Number     Amount
                            ------      ------      ------     ------      ------     ------
                                                 (Dollars in thousands)

One-to four-family ...         1         $109         1         $49           2         $158
Home Equity ..........         -           --         -          --           -           --
Commercial real estate         -           --         -          --           -           --
Consumer Loans .......         1            2         -          --           1            2
Commercial Loans .....         -           --         -          --           -           --
                             ---         ----       ---         ---         ---         ----
  Total ..............         2         $111         1         $49           3         $160
                             ===         ====       ===         ===         ===         ====

      Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                               At December 31,
                                                              ------------------------------------------------
                                                              2002       2001       2000       1999       1998
                                                              ----       ----       ----       ----       ----
                                                                                  (Dollars in thousands)
Non-accruing loans:
  One-to four-family .....................................     $   49      $139      $112      $132      $1,010
  Multi-family ...........................................         --        --        --        --          --
  Commercial real estate .................................         --        69        75        --          --
  Construction and land loans ............................         --        --        --        --          --
  Consumer ...............................................         --        --        --        --           8
  Commercial business ....................................         --        --        --        --          40
                                                               ------      ----      ----      ----      ------
    Total ................................................         49       208       187       132       1,058
                                                               ------      ----      ----      ----      ------

Accruing loans delinquent more than 90 days:
  One-to four-family .....................................     $   --      $ --      $ --      $ --      $   --
  Multi-family ...........................................         --        --        --        --          --
  Commercial real estate .................................         --        --        --        --          --
  Construction and land loans ............................         --        --        --        --          --
  Consumer ...............................................         --        --        --        --          --
  Commercial business ....................................         --        --        --        --          --
                                                               ------      ----      ----      ----      ------
    Total ................................................         --        --        --        --          --
                                                               ------      ----      ----      ----      ------

Total nonperforming loans ................................     $   49      $208      $187      $132      $1,058
                                                               ======      ====      ====      ====      ======

Foreclosed assets:
  One-to four-family .....................................     $   --      $ 77      $ 55      $ 76      $  179
  Multi-family ...........................................         --        --        --        --          --
  Commercial real estate .................................         --        --        --        18          45
  Construction and land loans ............................         --        --        --        --          --
  Consumer ...............................................         --        --        --         1          --
  Commercial business ....................................         --        --        --        --          --
                                                               ------      ----      ----      ----      ------
    Total ................................................     $   --      $ 77      $ 55      $ 95      $  224
                                                               ======      ====      ====      ====      ======

Total nonperforming loans as a percentage of total assets        0.01%     0.06%     0.06%     0.05%       0.43%
                                                               ======      ====      ====      ====      ======
Total nonperforming assets ...............................     $   49      $285      $242      $227      $1,282
                                                               ======      ====      ====      ====      ======
Total nonperforming assets as a percentage of total assets       0.01%     0.08%     0.08%     0.08%       0.52%
                                                               ======      ====      ====      ====      ======

      During the years ended December 31, 2002 and 2001, respectively, gross interest income of $3,700 and $6,300 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2002 and 2001.

      Classification of Assets. On the basis of management's review of its assets, at December 31, 2002, the Bank had classified a total of $2.5 million of loans as follows (in thousands):

      Special Mention .................................             $   --
      Substandard .....................................              1,661
      Doubtful assets .................................                143
      Loss assets .....................................                 --
      Impaired assets .................................                732
                                                                    ------
           Total ......................................             $2,536
                                                                    ======

      General loss allowance ..........................             $1,442
                                                                    ======

      Specific loss allowance .........................                667
                                                                    ======

      Net Charge-offs .................................                688
                                                                    ======

      Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk rating of the various loan categories. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considering among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2002, the total allowance was $2.1 million, which amounted to 1.07% of total loans, net and 4,304.1% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Annually, management evaluates the adequacy of the allowance and determines the appropriate level of provision for credit losses by applying a range of estimated loss percentages for each category of performing loans not designated as problem loans to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans. Management monitors and modifies the level of the allowance for loan losses in order to maintain it at a level which it considers adequate to provide for potential loan losses. For the years ended December 31, 2002 and 2001, the Bank had charge-offs of $807,000 and $503,000, respectively, against this allowance.

      The Bank evaluates the adequacy of the allowance for loan losses and determines the appropriate level of provisions for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Management believes the current method of determining the adequacy of the allowance is prudent in light of the Bank's intention to continue to diversify its lending operations through the increased origination of consumer loans, commercial business loans and commercial real estate loans.

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                  December 31,
                                                              ----------------------------------------------------
                                                              2002        2001        2000        1999        1998
                                                              ----        ----        ----        ----        ----
                                                                                  (Dollars in thousands)

Balance at the beginning of period .....................   $ 1,672     $ 1,632     $ 1,523     $ 1,543     $ 1,793

Charge-offs:
   One-to four-family ..................................        19           8           7          91         117
   Commercial real estate ..............................        --          25          --          --          --
   Construction and land loans .........................        --          --          --          --          --
   Consumer ............................................       382         294         260         246         196
   Commercial business .................................       406         176          44           1          35
                                                           -------     -------     -------     -------     -------
     Total .............................................       807         503         311         338         348
                                                           -------     -------     -------     -------     -------

Recoveries:
   One-to four-family ..................................        34           1           3           3          15
   Commercial real estate ..............................        --          --          --          --          12
   Construction and land loans .........................        --          --          --          --          --
   Consumer ............................................        62          50          66          85          71
   Commercial business .................................        23          12           6           1          --
                                                           -------     -------     -------     -------     -------
     Total .............................................       119          63          75          89          98
                                                           -------     -------     -------     -------     -------
Net charge-offs ........................................      (688)       (440)       (236)       (249)       (250)
Addition of SBC allowance ..............................       961          --          --          --          --
Additions charged to operations ........................       164         480         345         229          --
                                                           -------     -------     -------     -------     -------
Balance at end of period ...............................   $ 2,109     $ 1,672     $ 1,632     $ 1,523     $ 1,543
                                                           =======     =======     =======     =======     =======

Allowance for loan losses as a percentage of total loans
   receivable, net .....................................      1.07%       0.98%       0.99%       1.02%       1.17%
                                                           =======     =======     =======     =======     =======

Ratio of net charge-offs to average loans ..............      0.37%       0.26%       0.15%       0.18%       0.18%
                                                           =======     =======     =======     =======     =======

Ratio of net charge-offs to nonperforming loans ........   1,404.08%    211.54%     126.20%     188.64%      23.63%
                                                           =======     =======     =======     =======     =======

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                                           At December 31,
                                                                           ---------------
                                        2002                                     2001
                         ------------------------------------    ------------------------------------
                                                    Percent                                Percent
                                                   of Loans                               of Loans
                         Amount of   Loan           in Each       Amount of     Loan        In Each
                         Loan Loss   Amounts      Category to     Loan Loss    Amounts     Category
                         Allowance   by Category  Total Loans    Allowances  by Category  Total Loans
                         ---------   -----------  -----------    ----------  -----------  -----------
                                                  (Dollars in thousands)

Residential mortgages     $    459    $100,730        50.36%       $    382    $ 87,554        50.74%
Commercial real estate         409      32,079        16.04             366      24,520        14.21
Consumer .............         538      37,421        18.71             437      34,106        19.76
Commercial business ..         687      29,775        14.89             487      26,385        15.29
Unallocated ..........          16          --           --              --          --           --
                          --------    --------       ------        --------    --------       ------
            Total ....    $  2,109    $200,005       100.00%       $  1,672    $172,565       100.00%
                          ========    ========       ======        ========    ========       ======

                                   At December 31,
                                   ---------------
                                       2000
                         -----------------------------------
                                                  Percent
                                                  of Loans
                         Amount of     Loan        In Each
                         Loan Loss    Amounts    Category to
                         Allowance  by Category  Total Loans
                         ---------  -----------  -----------
                               (Dollars in thousands)


Residential mortgages     $    487    $ 95,326         57.3%
Commercial real estate         280      19,876         12.0
Consumer .............         422      31,226         18.8
Commercial business ..         434      19,865         11.9
Unallocated ..........           9          --           --
                          --------    --------       ------
            Total ....    $  1,632    $166,293       100.00%
                          ========    ========       ======

                                                                    At December 31,
                                                                    ---------------
                                                     1999                                    1998
                                     ------------------------------------    --------------------------------------
                                                   Percent                                  Percent
                                                               of Loans                                  of Loans
                                     Amount of       Loan       in Each       Amount of     Loan         In Each
                                     Loan Loss     Amounts    Category to     Loan Loss    Amounts       Category
                                     Allowance  by Category   Total Loans    Allowances  by Category    Total Loans
                                     ---------  -----------   -----------    ----------  -----------    -----------
                                                                 (Dollars in thousands)

Residential mortgages ............    $    469    $ 91,004        60.40%       $    610    $ 91,730        68.56%
Commercial real estate ...........         235      17,918        11.89             231      14,967        11.19
Consumer .........................         358      26,020        17.27             249      15,553        11.62
Commercial business ..............         295      15,727        10.44             250      11,549         8.63
Unallocated ......................         166          --           --             203          --           --
                                      --------    --------       ------        --------    --------       ------
            Total ................    $  1,523    $150,669       100.00%       $  1,543    $133,799       100.00
                                      ========    ========       ======        ========    ========       ======

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

      Investment Securities. At December 31, 2002, the Bank had $123.3 million, or 29.6% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities, public utility and corporate obligations, a mutual fund and equity investments in corporate and FHLB stock. The corporate debt obligations reported includes trust preferred investments with a book value of $10.3 million and an estimated market value of $9.5 million at December 31, 2002. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. The Bank does not have a trading portfolio. Investment securities are classified as available for sale. At December 31, 2002, the Bank's investment securities portfolio had a weighted average life of 6.07 years.

         Cost of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                          December 31,
                                                  -----------------------------------------------------------
                                                         2002                  2001                2000
                                                  -----------------    -----------------    -----------------
                                                           Percent of           Percent of           Percent of
                                                    Cost      Total      Cost      Total      Cost      Total
                                                  --------   ------    --------   ------    --------   ------
                                                                     (Dollars in thousands)
Investment securities available for sale:
U.S. government securities ....................   $     --      --%    $     --      --%    $     --     0.00%
Federal agency securities .....................     48,594    39.61      25,035    31.63      47,795    52.23
Corporate debt securities .....................     42,751    34.84      31,663    40.00      17,189    18.78
Tax exempt bonds ..............................     12,642    10.31       3,480     4.40       2,569     2.81
Public utilities ..............................         --       --         200     0.25         200     0.22
Equity securities .............................     15,020    12.24      14,944    18.88      19,806    21.64
                                                  --------   ------    --------   ------    --------   ------
Subtotal ......................................    119,007    97.00      75,322    95.16      87,559    95.68
FHLB stock ....................................      3,685     3.00       3,830     4.84       3,950     4.32
                                                  --------   ------    --------   ------    --------   ------
Total .........................................   $122,692   100.00%   $ 79,152   100.00%   $ 91,509   100.00%
                                                  ========   ======    ========   ======    ========   ======
Average remaining life of investment securities        6.07 Years           7.32 Years           6.40 Years
Other interest earning assets:
Interest-bearing deposits with banks ..........      2,092    46.57       4,909    33.15         297     15.7
Federal funds sold ............................      2,400    53.43       9,900    66.85       1,600     84.3
                                                  --------   ------    --------   ------    --------   ------
Total .........................................   $  4,492   100.00%   $ 14,809   100.00%   $  1,897   100.00%
                                                  ========   ======    ========   ======    ========   ======

                                                               December 31,
                                                  --------------------------------------
                                                         1999                 1998
                                                  -----------------    -----------------
                                                            Percent of          Percent of
                                                    Cost      Total      Cost     Total
                                                  --------   ------    --------   ------
                                                          (Dollars in thousands)
Investment securities available for sale:
U.S. government securities ....................   $     --     0.00%      1,000     1.63%
Federal agency securities .....................     54,803    61.73      37,346    60.93
Corporate debt securities .....................     11,420    12.86      15,580    25.42
Tax exempt bonds ..............................      3,624     4.08       3,919     6.40
Public utilities ..............................        200     0.23         300     0.49
Equity securities .............................     16,183    18.23       1,918     3.13
                                                  --------   ------    --------   ------
Subtotal ......................................     86,230    97.13      60,063    98.00
FHLB stock ....................................      2,547     2.87       1,228     2.00
                                                  --------   ------    --------   ------
Total .........................................   $ 88,777   100.00%   $ 61,291   100.00%
                                                  ========   ======    ========   ======
Average remaining life of investment securities        5.09 Years           3.92 Years
Other interest earning assets:
Interest-bearing deposits with banks ..........        873   100.00         261     1.17
Federal funds sold ............................         --       --      22,100    98.83
                                                  --------   ------    --------   ------
Total .........................................   $    873   100.00%   $ 22,361   100.00%
                                                  ========   ======    ========   ======

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, cost, market value and weighted average yields for the Bank's investment portfolio at December 31, 2002.

                                                     December 31, 2002
                                                     -----------------
                             Less Than    1 to 5      5 to 10      Over
                              1 Year       Years       Years     10 Years       Total Securities
                             --------    --------    --------    --------    --------    ---------------------

                               Cost        Cost        Cost        Cost        Cost    Market Value
                             --------    --------    --------    --------    --------  ------------
                                                 (Dollars in thousands)

Federal agency obligations   $  9,391    $ 12,912    $ 20,791    $  5,500    $ 48,594    $ 49,507
Corporate bonds ..........      1,299       9,286       2,029      30,137      42,751      42,250
Tax exempt bonds .........      1,344       2,787       2,470       6,041      12,642      12,962
Other ....................         --          --          --      18,705      18,705      18,537
                             --------    --------    --------    --------    --------    --------
  Total securities .......   $ 12,034    $ 24,985    $ 25,290    $ 60,383    $122,692    $123,256
                             ========    ========    ========    ========    ========    ========

Weighted average yield(1)        3.70%       4.43%       4.69%       5.30%       4.91%       5.09%

----------------

(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

      Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. At December 31, 2002, the amortized cost of mortgage-backed securities totaled $38.6 million or 9.3% of total assets, all of which were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 2.25% to 8.00%, a weighted average yield of 5.81% and a weighted average life (including payment assumption) of 15.5 years at December 31, 2002. The estimated fair value of the Bank's mortgage-backed securities at December 31, 2002 was $39.7 million which was $1.1 million higher than the amortized cost of $38.6 million.

      Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $38.6 million mortgage-backed securities portfolio at December 31, 2002, $355,000 with a weighted average yield of 5.82% had contractual maturities within five years, $3.0 million with a weighted average yield of 5.52% had contractual maturities of five to ten years and $35.2 million with a weighted average yield of 5.76% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages.

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

      Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.

                                                                          December 31,
                                                         2002                2001               2000
                                                          Percent of          Percent of          Percent of
                                                    Cost     Total      Cost     Total      Cost     Total
                                                  -------   ------    -------   ------    -------   ------
                                                                    (Dollars in thousands)

Mortgage-backed securities available for sale:
  GNMA.........................................   $ 4,256    11.02%   $14,661    27.57%   $13,349    32.94%
  FNMA ........................................    12,628    32.68     16,105    30.28     13,336    32.91
  FHLMC .......................................    18,914    48.95     19,395    36.47     13,793    34.03
  CMOs ........................................     2,127     5.50      2,140     4.02         50     0.12
  Small Business Administration ...............       713     1.85        883     1.66         --       --
                                                  -------   ------    -------   ------    -------   ------
      Total ...................................   $38,638   100.00%   $53,184   100.00%   $40,528   100.00%
                                                  =======   ======    =======   ======    =======   ======

                                                              December 31,
                                                       1999                1998
                                                          Percent of          Percent of
                                                    Cost     Total      Cost     Total
                                                  -------   ------    -------   ------
                                                         (Dollars in thousands)

Mortgage-backed securities available for sale:
  GNMA.........................................   $ 7,023    25.60%   $    12     0.06%
  FNMA ........................................    14,824    54.05     13,851    69.74
  FHLMC .......................................     5,518    20.12      5,924    29.82
  CMOs ........................................        62     0.23         76     0.38
  Small Business Administration ...............        --       --         --       --
                                                  -------   ------    -------   ------
      Total ...................................   $27,427   100.00%   $19,863   100.00%
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

      At December 31, 2002, deposits totaled $291.8 million. At December 31, 2002, the Bank had a total of $133.6 million in certificates of deposit, of which $82.4 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2002 certificates of deposit with balances of $100,000 or more totaled $31.3 million.

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

      The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                Year Ended December 31,
                                       ------------------------------------
                                       2002             2001           2000
                                       ----             ----           ----
                                                (Dollars in thousands)

Opening balance ................   $   228,163     $   202,755     $   189,120
Deposits acquired from SBC .....        60,146              --              --
Deposits .......................     1,915,273       1,448,285       1,008,188
Withdrawals ....................    (1,918,344)     (1,430,907)     (1,002,146)
Interest credited ..............         6,541           8,030           7,593
                                   -----------     -----------     -----------
Ending balance .................   $   291,779     $   228,163     $   202,755
                                   -----------     -----------     -----------
Net increase ...................   $    63,616     $    25,408     $    13,635
                                   ===========     ===========     ===========
Percent increase ...............         27.88%          12.53%           7.21%
                                   ===========     ===========     ===========

      The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2002.

                                                                       Maturity
                                                 --------------------------------------------------
                                                 3 Months    Over 3 to 6   Over 6 to 12    Over 12
                                                  or Less       Months        Months        Months         Total
                                                 --------      --------      --------      --------      --------
                                                                                (In thousands)

Certificates of deposit less than $100,000       $ 24,916      $ 17,448      $ 23,482      $ 36,434      $102,280
Certificates of deposit of $100,000 or more         7,278         5,226         4,092        14,682        31,278
                                                 --------      --------      --------      --------      --------

Total of certificates of deposit ..........      $ 32,194      $ 22,674      $ 27,574      $ 51,116      $133,558

                                                 ========      ========      ========      ========      ========

      The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

                                                                   December 31,
                                         -------------------------------------------------------------------
                                               2002                    2001                     2000
                                         ------------------      ------------------       ------------------
                                         Amount     Percent      Amount     Percent       Amounts    Percent
                                         ------     -------      ------     -------       -------    -------
                                                               (Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing ..............     $ 45,951      15.75%     $ 29,882      13.10%     $ 22,672      11.18%
Savings accounts .................       64,946      22.26        44,459      19.48        43,851      21.63
NOW accounts .....................       12,118       4.15         8,455       3.71         8,800       4.34
Money market accounts ............       35,206      12.07        23,691      10.38        17,086       8.43
                                       --------     ------      --------     ------      --------     ------
  Total ..........................      158,221      54.23       106,487      46.67        92,409      45.58
                                       --------     ------      --------     ------      --------     ------

Certificates of deposit:
Less than 2.00% ..................       26,014       8.91        11,550       5.06         4,075       2.00
2.00-3.99% .......................       59,481      20.39        13,497       5.92           788       0.40
4.00-5.99% .......................       35,309      12.10        50,732      22.23        57,027      28.12
6.00-7.99% .......................       12,754       4.37        45,897      20.12        48,456      23.90
                                       --------     ------      --------     ------      --------     ------
  Total certificates of deposit ..      133,558      45.77       121,676      53.33       110,346      54.42
                                       --------     ------      --------     ------      --------     ------
Total deposits ...................     $291,779     100.00%     $228,163     100.00%     $202,755     100.00%
                                       ========     ======      ========     ======      ========     ======

      The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 2002.

                                                                                                                    Percent
                                                     < 2.00%    2.00-3.99%   4.00-5.99%   6.00-7.99%      Total     of Total
                                                    --------    ---------    ---------    ---------     --------    --------
                                                                         (Dollars in thousands)
Certificate accounts maturing in quarter ending:
December 31, 2002 ..............................    $  4,333     $     --     $     --     $     --     $  4,333       3.25%
March 31, 2003 .................................      10,063       10,182        6,265        1,351       27,861      20.86
June 30, 2003 ..................................       7,467        9,926        3,528        1,753       22,674      16.98
September 30, 2003 .............................         121       10,195        3,017          203       13,536      10.14
December 31, 2003 ..............................       3,749        7,256        2,508          525       14,038      10.51
March 31, 2004 .................................          --        2,427          821        1,111        4,359       3.26
June 30, 2004 ..................................         279        3,134        1,943          221        5,577       4.18
September 30, 2004 .............................          --        3,788        1,744          251        5,783       4.33
December 31, 2004 ..............................           2        4,103        1,369           14        5,488       4.11
March 31, 2005 .................................          --          655          440        1,645        2,740       2.05
June 30, 2005 ..................................          --          794          279        2,229        3,302       2.47
September 30, 2005 .............................          --        2,608          169        1,406        4,183       3.13
December 31, 2005 ..............................          --        1,518           --          624        2,142       1.60
Thereafter .....................................          --        2,895       13,226        1,421       17,542      13.13
                                                    --------     --------     --------     --------     --------     ------
Total ..........................................      26,014       59,481       35,309       12,754      133,558     100.00%
                                                    ========     ========     ========     ========     ========     ======
Percent of total ...............................       19.48%       44.54%        6.44%        9.54%      100.00%
                                                    ========     ========     ========     ========     ========

      Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                  At December 31,
                                                                          -----------------------------
                                                                            2002       2001       2000
                                                                          -------    -------    -------
                                                                              (Dollars in thousands)
Short-Term Borrowings:
  Repurchase Agreements - FHLB ........................................   $ 2,000    $    --    $ 7,000
  Term Advances - FHLB ................................................    16,500     11,600      5,000
Long-Term Borrowings:
  Repurchase Agreements - FHLB ........................................    34,000     36,000     31,000
  Term Advances - FHLB ................................................    21,000     29,000     29,100
                                                                          -------    -------    -------
    Total Borrowings ..................................................   $73,500    $76,600    $72,100
                                                                          -------    -------    -------

Weighted Average interest cost of short-term borrowings during the year      4.63%      5.02%      6.23%
                                                                          -------    -------    -------
Weighted Average interest cost of long-term borrowings during the year       4.89%      5.15%      6.03%
                                                                          -------    -------    -------

Average Balance of borrowings outstanding during the year .............   $72,912    $74,904    $65,856
                                                                          -------    -------    -------

      Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for Trusts and estates, money management and custodial services. At December 31, 2002, the Bank maintained 380 trust/fiduciary accounts, with total assets of $55.6 million under management as compared to 304 trust/fiduciary accounts with $49.5 million total assets at December 31, 2001. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

Limited Purpose Commercial Bank

      In connection with the acquisition of SBC on May 31, 2002, the Bank holds Chittenango as a limited purpose commercial bank. At December 31, 2002, Chittenango held $8.5 million in assets, consisting primarily of U.S. Government obligations and mortgage-backed securities and $4.1 million in deposits.

Insurance Activities

      On October 2, 2000, the Bank completed the acquisition of Bailey & Haskell Associates, Inc., ("B&H"), an insurance agency located in Central New York State. B&H has offices in Oneida, Canastota, Cazenovia, New Hartford and Syracuse. B&H is a full-service insurance and financial services firm with over 80 employees providing services to over 18,000 customers. Adding B&H insurance and financial services business has enabled the Bank to continue evolving from a traditional depository institution into a full-service financial services organization. B&H offers personal and commercial property insurance, life insurance, pension plan services, mutual funds and annuity sales, and other products and services. B&H represents many insurance companies including, Travelers, CNA, Hartford, Progressive, Utica National, Chubb and many more.

      On January 2, 2001, the Bank completed its acquisition of Noyes and LaLonde, Inc., an insurance agency. The Bank paid $667,500 in cash and established a note payable for $612,500 to be paid over 24 months with interest at 7.5% per annum to acquire certain tangible and intangible assets of the agency. Noyes and LaLonde, Inc. was subsequently merged into B&H. Additionally, effective as of January 1, 2001, the Bank also completed its acquisition of The Dunn Agency. The Bank paid $247,500 in cash and established a note payable for $247,500 to be paid over 24 months with interest at 7.5% per annum to acquire 100% of the capital stock of The Dunn Agency. The Dunn Agency was merged into B&H as of January 1, 2002.

      On July 1, 2002, the Bank completed its acquisition of Kennedy & Clarke, Inc., an insurance agency. The Bank paid $200,855 in cash and established a note payable for $195,500 to be paid over 24 months with interest at 6.0% per annum for fixed assets and other intangible assets. Kennedy & Clarke, Inc. has been subsequently merged into B&H.

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

Personnel

      As of December 31, 2002, the Bank had 135 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Regulation

      General. The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the BIF. The Bank is subject to extensive regulation by the New York State Banking Department (the "Department"), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. On July 18, 2001 the Company and the Mutual Holding Company completed their conversion to federal charters. Consequently, they are subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company, or the Mutual Holding Company.

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

      New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Banking Board. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include, but are not limited to, requirements that (i) certain loans must be approved in advance by a majority of the entire board of directors and the interested party must abstain from participating directly or indirectly in the voting on such loan, (ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.

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

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a

National Securities Exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2002, the Bank had $14.7 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

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

The USA PATRIOT Act

      In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

      o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

      o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

      o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

      o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

      On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

      Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2002, the Bank was in compliance with these reserve requirements.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2002, the Bank had $3.7 million of FHLB stock. The dividend yield from FHLB stock was 5.58% at December 31, 2002. No assurance can be given that such dividends will continue in the future at such levels.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At December 31, 2002, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

      New York State Taxation. The Company and the Bank report income on a combined calendar year basis to New York State. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 8% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

      The IRS and New York State Department of Taxation have recently completed their audit of the Bank's 1993, 1994 and 1995 federal and state income tax returns.

Executive Officers of the Registrant

      Listed below is information, as of December 31, 2002, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

         Name       Age                 Position and Term
-----------------   ---  ---------------------------------------------------------------
Michael R. Kallet   52   President and Chief Executive Officer since 1990

Eric E. Stickels    41   Executive Vice President and Chief Financial Officer since 1998

Thomas H. Dixon     48   Executive Vice President and Chief Credit Officer since 1996

      A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT
WWW.ONEIDABANK.COM AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

ITEM 2. PROPERTIES

      The Bank conducts its business through its main office located in Oneida, New York, and five additional full service branch offices. The following table sets forth certain information concerning Company property and equipment at December 31, 2002. The aggregate net book value of the Company's premises and equipment was $10.2 million at December 31, 2002. The insurance subsidiary conducts its business through five leased facilities with lease expirations not exceeding five years.

                                    Original                       Date of Net Book Value
                                      Year              Lease     of Property and Equipment
     Location                       Acquired         Expiration     at December 31, 2002
-------------------------------------------------------------------------------------------
                                                                      (In thousands)
Main Office:
182 Main Street                      1889               N/A             $2,144
Oneida, New York 13421

Branch Offices:
Camden Branch                        1997               N/A                883
41 Harden Boulevard
Camden, New York 13316

Canastota Branch                     1999               N/A                965
104 S. Peteboro St
Canastota, New York 13032

Cazenovia Branch                     1971               N/A              2,151
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch                      1976               N/A                 23
35 Broad Street
Hamilton, New York 13346

Convenience Center                   1988               N/A                256
585 Main Street
Oneida, New York 13421

Chittenango Branch                   2002               N/A                788
101 Falls Boulevard
Chittenango, New York 13037

Bridgeport Branch                    2002           November 2003         2102
8786 State Route 31
Bridgeport, New York 13030

Mortgage Center
126 Lenox Avenue                     1989               N/A                165
Oneida, New York 13421

Operations Center
169 Main Street                      2001               N/A              1,289
Oneida, New York 13421

Bailey & Haskell Associates, Inc.
Various locations                    2000             Various            1,256
(Headquarters)
169 Main Street
Oneida, New York 13421

Other Bank Property
102 S. Peterboro St                  2000               N/A                207
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the year ended December 31, 2002 to a vote of securityholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 2002 (the "Annual Report to Stockholders") is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Interest Rate Risk. In recent years, the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of residential monthly and bi-weekly adjustable-rate mortgage loans, commercial adjustable-rate mortgage loans, other business purpose loans and consumer loans consisting primarily of auto loans; (ii) selling substantially all newly originated longer-term fixed-rate one-to-four family residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (iii) managing the Company's investment activities in a prudent manner in the context of overall balance sheet asset/liability management. Investing in shorter-term securities will generally bear lower yields as compared to longer-term investments, but which better position the Bank for increases in market interest rates and better matches the maturities of the Bank's certificate of deposit accounts. Certificates of deposit that mature in one year or less, at December 31, 2002 totaled $82.4 million, or 26.6% of total interest-bearing liabilities. The wholesale arbitrage strategy of investing allows the Company to invest in longer-term assets by hedging the additional interest rate risk with liabilities of similar maturity or repricing characteristics. Borrowed funds that mature in one year or less, at December 31, 2002 totaled $18.5 million, or 6.0% of total interest-bearing liabilities. Management believes that this balanced approach to investing will reduce the exposure to interest rate fluctuations will enhance long-term profitability.

      Net Income and Portfolio Value Analysis. The Company's interest rate sensitivity is monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Company's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates; reinvestment rates. The following sets forth the Company's net income and NPV as of December 31, 2002.


     Change in           Net Interest Income          Net Portfolio Value
  Interest Rates    -----------------------------------------------------------
  In Basis Points    Dollar    Dollar   Percent    Dollar     Dollar    Percent
   (Rate Shock)      Amount    Change   Change     Amount     Change    Change
-----------------   -----------------------------------------------------------
                                  (Dollars in thousands)

       +300         $13,035      278      2.2%    $38,399    $(9,767)    (20.3)%
       +200          12,918      160      1.3      42,204     (5,962)    (12.4)
       +100          12,818       61      0.5      45,721     (2,445)    (5.1)
      Static         12,757       --       --      48,166         --       --
       -100          12,643     (114)    (0.9)     49,192      1,026      2.1
       -200          12,526     (232)    (1.8)     46,437     (1,729)    (3.6)
       -300          12,280     (478)    (3.7)     44,363     (3,803)    (7.9)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2002.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 24, 2003, (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements

            o     Report of Independent Accountants

            o     Consolidated Statements of Condition, December 31, 2002 and
                  2001

            o Consolidated Statements of Income, Years Ended December 31, 2002, 2001 and 2000

            o Consolidated Statements of Changes in Stockholders' Equity, Years Ended December 31, 2002, 2001 and 2000

            o Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2001 and 2000

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

             23.1  Consent of Independent Accountants

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

                             ONEIDA FINANCIAL CORP.

Date: March 26, 2003         By:  /s/ Michael R. Kallet
                                  ----------------------------------------------
                                   Michael R. Kallet
                                   President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael R. Kallet                 By: /s/ Eric E. Stickels
    -----------------------------------       ----------------------------------
     Michael R. Kallet, President and         Eric E. Stickels, Executive Vice
       Chief Executive Officer                  President and Chief Financial
     (Principal Executive Officer)              Officer
                                              (Principal Financial and
                                                Accounting Officer)

Date: March 26, 2003                      Date: March 26, 2003


By: /s/ Thomas H. Dixon                   By: /s/ Nicholas J. Christakos
    -----------------------------------       ----------------------------------
      Thomas H. Dixon, Executive              Nicholas J. Christakos, Director
       Vice President

Date: March 26, 2003                      Date: March 26, 2003


By: /s/ Patricia D. Caprio                By: /s/ Edward J. Clarke
    -----------------------------------       ----------------------------------
     Patricia D. Caprio, Director             Edward J. Clarke, Director

Date: March 26, 2003                      Date: March 26, 2003


By: /s/ James J. Devine, Jr.              By: /s/ John E. Haskell
    -----------------------------------       ----------------------------------
     James J. Devine, Jr., Director           John E. Haskell, Director

Date: March 26, 2003                      Date: March 26, 2003


By: /s/ Rodney D. Kent                    By: /s/ William D. Matthews
    -----------------------------------       ----------------------------------
     Rodney D. Kent, Director                 William D. Matthews, Director

Date: March 26, 2003                      Date: March 26, 2003

By: /s/ Michael W. Milmoe                 By: /s/ Richard B. Myers
    -----------------------------------       ----------------------------------
     Michael W. Milmoe, Director              Richard B. Myers, Director

Date: March 26, 2003                      Date: March 26, 2003

By: /s/ Frank O. White, Jr.
    -----------------------------------
     Frank O. White, Jr., Director

Date: March 26, 2003

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      I, Michael R. Kallet, President and Chief Executive Officer, certify that:

1.    I have reviewed this annual report on Form 10-K of Oneida Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003                          /s/ Michael R. Kallet
                                        ----------------------------------------
Date                                    Michael R. Kallet
                                        President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      I, Eric E. Stickles, Executive Vice President and Chief Financial Officer, certify that:

1.    I have reviewed this annual report on Form 10-K of Oneida Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003             /s/ Eric E. Stickels
                           -----------------------------------------------------
Date                       Eric E. Stickels
                           Executive Vice President and Chief Financial Officer

                                   EXHIBIT 13

                       2002 ANNUAL REPORT TO STOCKHOLDERS

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT