Form 10-Q
period 2003-05-14
ONEIDA FINANCIAL CORP
filed 2003-05-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

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

    Indicate by check x whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
   Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,907,133 shares of the Registrant's common stock outstanding as of May 1, 2003.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                    Page
                                                                                    ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements                                                        1

          Consolidated Statements of Condition                                        2
          As of March 31, 2003 (unaudited) and December 31, 2002 (audited)

          Consolidated Statements of Operations (unaudited)                           3
          For the three months ended March 31, 2003 and 2002

          Consolidated Statements of Comprehensive Income (unaudited)                 4
          For the three months ended March 31, 2003 and 2002

          Consolidated Statements of Changes in Stockholders' Equity (unaudited)      5
          For the three months ended March 31, 2003

          Consolidated Statements of Cash Flows (unaudited)                           6
          For the three months ended March 31, 2003 and 2002

          Notes to Consolidated Financial Statements (unaudited)                      8

  Item 2. Management's Discussion and Analysis of Financial Condition                13
          And Results of Operations

  Item 3. Quantitative and Qualitative Disclosures about Market Risk                 19

  Item 4. Controls and Procedures                                                    20

PART II. OTHER INFORMATION                                                           20

PART I. FINANCIAL INFORMATION

                  Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2003 and December 31, 2002

                                                             (unaudited)        (audited)
                                                                 At                At
                                                              March 31,       December 31,
                                                                2003              2002
                                                              ---------        ---------
ASSETS                                                              (in thousands)
           Cash and due from banks                            $  11,634        $  15,443
           Federal funds sold                                     8,200            2,400
                                                              --------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                19,834           17,843

           Investment securities, at fair value                 114,472          123,256
           Mortgage-backed securities, at fair value             47,314           39,719

           Mortgage loans held for sale                           4,309            3,090

           Loans receivable                                     198,235          196,914
           Allowance for credit losses                           (2,108)          (2,109)
                                                              --------------------------
   LOANS RECEIVABLE, NET                                        196,127          194,805

           Bank premises and equipment, net                      10,192           10,229
           Accrued interest receivable                            2,008            2,308
           Other real estate                                         49                0
           Other assets                                           3,234            3,437
           Cash surrender value - life insurance                 10,018            9,892
           Goodwill                                              10,904           10,904
           Other intangible assets                                1,159            1,187
           -----------------------------------------------------------------------------
           TOTAL ASSETS                                       $ 419,620        $ 416,670
           =============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
           Interest bearing deposits                          $ 249,886        $ 245,828
           Non-interest bearing deposits                         46,885           45,951
           Borrowings                                            71,500           73,500
           Other liabilities                                      2,989            3,327
                                                              --------------------------
TOTAL LIABILITIES                                               371,260          368,606
Stockholders' equity:
           Preferred stock, 1,000,000 shares authorized               0                0
           Common stock ($.01 par value; 20,000,000
                shares authorized;  5,495,069 issued)                55               55
           Additional paid-in capital                            17,043           17,043
           Retained earnings                                     35,457           35,174
           Common shares issued under employee
                 stock plans - unearned                            (728)            (728)
           Accumulated other comprehensive income                    58              105
           Treasury stock (at cost, 431,424
                         and 432,750 shares)                     (3,110)          (3,120)
           Unearned stock-based compensation                       (415)            (465)
           -----------------------------------------------------------------------------
           TOTAL STOCKHOLDERS' EQUITY                            48,360           48,064
           -----------------------------------------------------------------------------
           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                               $ 419,620        $ 416,670
           =============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003 (unaudited) and 2002 (unaudited)

                                                                Three Months Ended
                                                              March 31,    March 31,
                                                                2003         2002
                                                               ------       ------
                                                             (in thousands, except
                                                            Earnings per Share Data)
INTEREST INCOME:
           Interest and fees on loans                         $ 3,525      $ 3,201
           Interest on investment and mortgage-
                 backed securities                              1,545        1,538
           Dividends on equity securities                         215          227
           Interest on federal fund sold and
                interest-bearing deposits                          39           48
----------------------------------------------------------------------------------
   Total interest and dividend income                           5,324        5,014
----------------------------------------------------------------------------------
INTEREST EXPENSE:
           Savings deposit                                        108          111
           Money market and Super NOW                             147          137
           Time deposits                                        1,072        1,441
           Borrowings                                             856          954
----------------------------------------------------------------------------------
                     Total interest expense                     2,183        2,643
----------------------------------------------------------------------------------
NET INTEREST INCOME                                             3,141        2,371
           Less: Provision for credit losses                      120          190
----------------------------------------------------------------------------------
   Net interest income after provision for credit losses        3,021        2,181
----------------------------------------------------------------------------------
OTHER INCOME:
           Investment security gain, net                          189            1
           Commission income                                    1,647        1,408
           Other operating income                                 828          631
----------------------------------------------------------------------------------
   Total other income                                           2,664        2,040
----------------------------------------------------------------------------------
OTHER EXPENSES:
           Compensation and employee benefits                   2,780        2,072
           Occupancy expenses, net                                848          598
           Other operating expense                                797          678
----------------------------------------------------------------------------------
   Total other expenses                                         4,425        3,348
----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      1,260          873
----------------------------------------------------------------------------------
   Provision for income taxes                                     390          260
----------------------------------------------------------------------------------
NET INCOME                                                     $  870       $  613
==================================================================================
EARNINGS PER SHARE - BASIC                                     $ 0.18       $ 0.13
==================================================================================
EARNINGS PER SHARE - DILUTED                                   $ 0.17       $ 0.12
==================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2003 (unaudited) and 2002 (unaudited)

                                                      Three Months Ended
                                                    March 31,     March 31,
                                                       2003          2002
                                                      -----        -------
                                                         (in thousands)
Net income                                            $ 870        $   613
                                                      -----        -------

Other comprehensive income, net of tax:
 Unrealized gains on assets available for sale:
    Unrealized holding gains
        arising during period                           110            686
    Less: reclassification adjustment for
        gains included in net income                   (189)            (1)
                                                      -----        -------
                                                        (79)           685
    Net income tax benefit (effect)                      32           (274)
                                                      -----        -------
Other comprehensive income (loss), net of tax           (47)           411

Comprehensive Income                                  $ 823        $ 1,024
                                                      =====        =======

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2003 (unaudited)




                                                                                         Accumulated
                                               Common Stock       Additional                Other
                                          ---------------------    Paid-In     Retained Comprehensive
                                           Shares      Amount      Capital     Earning      Income
                                              (in thousands, except number of shares)
Balance as of December 31, 2002           5,495,069   $      55   $  17,043    $ 35,174   $     105
Net income                                                                          870
Other comprehensive income, net of tax                                                          (47)
Shares earned under stock plans
Common stock dividends: $0.27 per share                                            (587)
Treasury stock reissued
                                          ---------   ---------   ---------    --------   ---------

Balance as of March 31, 2003              5,495,069   $      55   $  17,043    $ 35,457   $      58
                                          =========   =========   =========    ========   =========

                                                        Common Stock
                                                        Issued Under   Unearned
                                                          Employee       Stock
                                             Treasury   Stock Plans-     Based        Total
                                              Stock       Unearned
                                          (in thousands, except number of shares)
Balance as of December 31, 2002             $  (3,120)   $    (728)    $    (465)   $ 48,064
Net income                                                                               870
Other comprehensive income, net of tax                                                   (47)
Shares earned under stock plans                                               50          50
Common stock dividends: $0.27 per share                                                 (587)
Treasury stock reissued                            10                                     10
                                            ---------    ---------     ---------    --------

Balance as of March 31, 2003                $  (3,110)   $    (728)    $    (415)   $ 48,360
                                            =========    =========     =========    ========

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2003 (unaudited) and 2002 (unaudited)

                                                                    Three Months Ended
                                                                  March 31,     March 31,
                                                                    2003          2002
                                                                  --------      --------
Operating Activities:                                                  (in thousands)
  Net income                                                      $    870      $    613
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                     288           221
     Amortization of premiums/discounts on securities, net              92            45
     Provision for credit losses and other real estate losses          120           190
     Provision for investment losses                                     0           256
     Stock compensation earned                                          50            39
     Loss on sale of other real estate                                   0             5
     Gain on sale/call of securities, net                             (189)           (1)
     Gain on sale of loans, net                                       (140)          (99)
     Income tax payable                                                177          (214)
     Accrued interest receivable                                       300            82
     Other assets                                                      (84)         (355)
     Other liabilities                                                (322)          223
     Origination of loans held for sale                            (10,892)       (9,055)
     Proceeds from sales of loans                                    9,813        11,276
----------------------------------------------------------------------------------------
         Net cash provided by operating activities                      83         3,226
----------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                (15,283)      (13,688)
  Principal collected on and proceeds of maturities
     sales or calls from investments                                24,288         7,636
  Purchase of mortgage-backed securities                           (17,047)       (5,024)
  Principal collected on and proceeds from sales
     of mortgage-backed securities                                   9,250         7,443
  Net increase in loans                                             (1,491)         (436)
  Purchase of bank premises and equipment                             (225)         (799)
  Proceeds from sale of other real estate                                0            56
----------------------------------------------------------------------------------------
          Net cash used in investing activities                       (508)       (4,812)
----------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
     money market, super now and escrow                              4,762         3,330
  Net increase (decrease) in time deposits                             231        (1,397)
  Proceeds from borrowings                                               0         2,500
  Repayment of borrowings                                           (2,000)       (2,500)
  Cash dividends                                                      (587)         (548)
  Purchase of treasury stock                                             0            (3)
  Exercise of stock options (using treasury stock)                      10            12
----------------------------------------------------------------------------------------
          Net cash provided by financing activities                  2,416         1,394
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                     1,991          (192)
----------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                    17,843        21,751
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $ 19,834      $ 21,559
========================================================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                        2,129      2,577
Cash paid for income taxes                                      214        465
Non-cash investing activities:
Unrealized (loss) gain on investment and mortgage-backed
     securities designated as available for sale                (79)       685
Transfer of loans to other real estate                           49         25
Contingent consideration for insurance acquisition                0        183
==============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                 MARCH 31, 2003

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at March 31, 2003 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Note B - Earnings per Share

Basic earnings per share is computed based on the weighted average shares outstanding at March 31, 2003. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The Company paid a three-for-two stock dividend on April 23, 2002. All share and per share data from prior periods have been restated to reflect the retroactive effect of the stock dividend. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31:

                                              Income         Shares    Per Share

March 31, 2003:

Net income (Three Months Ended)               $870,338
                                              --------

Basic Earnings Per Share:                     $870,338     4,883,366     $0.18
                                                                         -----
Effect of dilutive securities:
           Stock options and awards                  0       172,128
                                              ----------------------
Diluted Earnings Per Share                    $870,338     5,055,494     $0.17
                                                                         -----

March 31, 2002:
Net income (Three Months Ended)               $612,617
                                              --------

Basic Earnings Per Share                      $612,617     4,829,130     $0.13
                                                                         -----
Effect of dilutive securities:
           Stock options and awards                  0       162,464
                                              ----------------------
Diluted Earnings Per Share                    $612,617     4,991,594     $0.12
                                                                         -----

Note C - Nature of Operations

On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation, the holding company of State Bank of Chittenango; a New York state chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained SBC as a special purpose commercial bank subsidiary of the Bank. SBC is permitted to accept municipal deposit accounts from various municipalities, school districts and other public sources; a source of funds not available to the Bank under New York law. The results of SBC's operations have been included in the consolidated financial statements since that date. The Bank paid $11.9 million or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.5 million and resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. Amortization of the core deposit intangible approximated $27,000 for the three months ended March 31, 2003.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of May 31, 2002:

            Cash and cash equivalents                      $  8,593
            Investment and mortgage-backed securities        29,146
            Loans receivable, net                            26,706
            Other assets                                      2,159
                                                           --------
                       Total assets acquired                 66,604
            Deposits                                        (60,146)
            Other liabilities                                  (421)
                                                           --------
                       Net assets acquired                 $  6,037
                                                           ========

The following represents pro-forma information on the results of operations for the three months ended as of March 31, 2003 and 2002:

                                                      For the Three Months Ended
                                                       March 31,      March 31,
                                                         2003           2002
                                                        ------         ------
Net interest income
           Oneida Financial Corp.                       $3,141         $2,371
           State Bank of Chittenango                         0            562
                                                        ------         ------
                               Combined                 $3,141         $2,933
                                                        ======         ======

Net income
           Oneida Financial Corp.                       $  870         $  613
           State Bank of Chittenango                         0             98
                                                        ------         ------
                               Combined                 $  870         $  711
                                                        ======         ======

Earnings per share
           Oneida Financial Corp.                       $ 0.18         $ 0.13
           State Bank of Chittenango                         0           0.02
                                                        ------         ------
                               Combined                 $ 0.18         $ 0.15
                                                        ======         ======

On July 1, 2002, the Bank completed its acquisition of Kennedy & Clarke, Inc., an insurance agency. The Bank paid $200,855 in cash and established a note payable for $194,500 to be paid over 24 months with interest at 6.0% per annum for fixed assets and other intangible assets. Goodwill in the amount of $400,000 was recorded in conjunction with the transaction. Kenney & Clarke, Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

On January 2, 2001, the Bank completed its acquisition of Noyes and LaLonde, Inc., an insurance agency. The Bank paid $667,500 in cash for $55,200 in fixed assets and established a note payable for $612,500 that was paid over 24 months with interest at 7.5% per annum to acquire certain tangible and intangible assets of the agency. Goodwill in the amount of $1,250,000 was recorded in conjunction with the transaction. Noyes and LaLonde, Inc. was subsequently merged into Bailey and Haskell Associates, Inc. Additionally, effective as of January 1, 2001, the Bank also completed its acquisition of The Dunn Agency. The Bank paid $247,500 in cash and established a note payable for $247,500 that was paid over 24 months with interest at 7.5% per annum to acquire 100% of the capital stock of The Dunn Agency. Goodwill in the amount of $523,000 was recorded in conjunction with this transaction.

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

Note D - Stock-Based Compensation

The Company maintains a fixed award stock option plan and restricted stock plan for certain officers and directors providing service to the Company. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense equal to the market value of ONFC's stock on the grant date is accrued ratably over the vesting period for shares of restricted stock granted.

Compensation expense recorded in conjunction with this plan was $49,726 and $39,312 for the three months ended March 31, 2003 and 2002 respectively.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for stock-Based Compensation," to stock-based employee compensation.

                                                    Three Months Ended March 31,
                                                          2003         2002
                                                           (in thousands)
Net income:
        As reported                                     $   870      $   613
Deduct: Total stock-based employee
        Compensation expense determined under
        fair value method, net of related taxes             (17)         (15)
                                                        -------      -------
Pro forma                                               $   853      $   598
                                                        =======      =======

Earnings per share:
  As reported
        Basic                                           $  0.18      $  0.13
        Diluted                                         $  0.17      $  0.12

  Pro forma
        Basic                                           $  0.17      $  0.12
        Diluted                                         $  0.17      $  0.12

Note E - Dividend Restrictions

Oneida Financial MHC, which owns 2,873,167 or 56.74% of the outstanding shares as of March 31, 2003 of Oneida Financial Corp., had filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of March 31, 2003 and December 31, 2002, the retained earnings restricted for cash dividends waived was $2,940,208 and $2,164,453, respectively.

Note F - Stock Split

On April 23, 2002, the Company paid a three-for-two stock dividend. The stock dividend was paid with authorized but un-issued shares of common stock and fractional shares were paid in cash based on the last sales price of the common stock on the first trading date following the record date, as adjusted for the stock dividend. The Company recorded the stock dividend as of the ex-dividend date. All per share data from previous periods have been retroactively restated to reflect the effect of the stock dividend.

Note G - Allowance for Credit Losses

The allowance for credit losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of credit losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. As of March 31, 2003, the Bank had impaired loans of approximately $1.2 million for which a specific valuation allowance of $503,000 was recorded. Management monitors and modifies the level of the allowance for credit losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for credit losses when management believes that the collectibility of principal is unlikely. At March 31, 2003 the allowance for credit losses as a percentage of net loans receivable was 1.05% as compared to 0.81% on March 31, 2002.

Note H - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended March 31, 2003 and 2002, the Company's insurance activities consisted of those conducted through Bailey & Haskell Associates, Inc. subsidiary. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                              ----------------------------------
                                              Three Months Ended March 31, 2003
                                              ----------------------------------
                                               Banking     Insurance
                                              Activities   Activities     Total

Net interest income                             $3,141       $   --       $3,141
Provision for credit losses                        120           --          120
                                                ------       ------       ------
     Net interest income after provision
        for credit losses                        3,021           --        3,021
Other income                                     1,017        1,647        2,664
Other expenses                                   3,003        1,422        4,425
                                                ------       ------       ------
     Income before income taxes                  1,035          225        1,260
Income tax expense                                 330           60          390
                                                ------       ------       ------
     Net income                                 $  705       $  165       $  870
                                                ======       ======       ======

                                              ----------------------------------
                                              Three Months Ended March 31, 2002
                                              ----------------------------------
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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for credit losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2002 and March 31, 2003 the Company had 4,882,233 shares and 4,883,733 shares outstanding of which 2,873,167 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a cash dividend as of January 28, 2003 and was paid on February 11, 2003 of $0.27 per share to its shareholders. Oneida Financial MHC waived its receipt of dividends.

      On July 1, 2002, the Bank completed its acquisition of Kennedy & Clarke, Inc., an insurance agency. The Bank paid $200,855 in cash and established a note payable for $194,500 to be paid over 24 months with interest at 6.0% per annum for fixed assets and other intangible assets. Goodwill in the amount of $400,000 was recorded in conjunction with the transaction. Kenney & Clarke, Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

      On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation, the holding company of State Bank of Chittenango; a New York state chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained SBC as a special purpose commercial bank subsidiary of the Bank. SBC is permitted to accept municipal deposit accounts from various municipalities, school districts and other public sources; a source of funds not available to the Bank under New York law. The results of SBC's operations have been included in the consolidated financial statements since that date. The Bank paid $11.9 million ($243,000 was paid to Oneida Financial Corp. for shares previously owned) or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.5 million and resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. Amortization of the core deposit intangible approximated $27,000 for the three months ended March 31, 2003.

      On March 13, 2002, the Company declared a three-for-two stock dividend to shareholders of record as of April 9, 2002, payable on April 23, 2002. The stock dividend was paid with additional shares of common stock and fractional shares will be paid in cash based on the last sales price of the common stock on the first trading date following the record date, as adjusted for the stock dividend. The Company recorded the stock dividend as of the ex-dividend date. All share data from prior periods have been retroactively restated to reflect the effect of the stock dividend.

FINANCIAL CONDITION

      ASSETS. Total assets at March 31, 2003 were $419.6 million, an increase of $2.9 million from $416.7 million at December 31, 2002. Asset growth was supported by an increase of $2.5 million in net loans receivable. At March 31, 2003, total consumer and commercial business loans increased by $1.8 million from December 31, 2002. Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets. Residential loans decreased by $441,000 since December 31, 2002, due to the sale of $9.8 million of fixed-rate residential real estate loans in the secondary market during the first quarter 2003, partially offset by loan originations of $10.9 million. Cash and cash equivalents increased $2.0 million for the quarter to $19.8 million as of March 31, 2003 from $17.8 million as of December 31, 2002. Partially offsetting the increase in net loans receivable and cash and cash equivalents was a decrease in investment and mortgage-backed securities of $1.2 million. The decrease was due to the timing of reinvestment of funds received from called Agency bond proceeds.

      The allowance for credit losses remained consistent since December 31, 2002 at $2.1 million as of March 31, 2003. The allowance for credit losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of credit losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Management monitors and modifies the level of the allowance for credit losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for credit losses when management believes that the collectibility of principal is unlikely. At March 31, 2003 the allowance for credit losses as a percentage of net loans receivable was 1.05% as compared to 0.81% on March 31, 2002.

      LIABILITIES. Total liabilities increased by $2.7 million or 0.7% to $371.3 million at March 31, 2003 from $368.6 million at December 31, 2002. The increase is primarily the result of an increase of $5.0 million in total deposits offset by a decrease in borrowings of $2.0 million. The Bank continues to emphasize core deposits and checking accounts, which increased by $3.6 million since December 31, 2002. Money market and NOW accounts increased $1.5 million since December 31, 2002.

      STOCKHOLDERS' EQUITY. Total stockholders' equity at March 31, 2003 was $48.4 million, an increase of $300,000 from $48.1 million at December 31, 2002. The increase in stockholders' equity was due to the addition of after-tax net income of $870,000 for the three months ended March 31, 2003. The increase to total stockholders' equity was partially offset by the payment of the Company's semiannual cash dividend of $0.27 resulting in an equity reduction of $587,000. In addition, the decrease in stockholders' equity was a result of an adjustment for the net unrealized gain on available for sale mortgage-backed and other investment securities at March 31, 2003 as compared with December 31, 2002. The calls of $24.2 million in agency securities, the accelerated pay-downs of higher coupon mortgage-backed securities and the sale of certain securities with gains realized resulted in the reduction of the unrealized gain. Accumulated Other Comprehensive Income (Loss) decreased $47,000 from December 31, 2002.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended March 31, 2003 and 2002 and for the year ended December 31, 2002. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

      TABLE 1. Average Balance Sheet. (Quarterly)

                                                       Three Months Ended March 31,                  Twelve Months Ended Dec. 31,
                                   ---------------------------------------------------------------  ------------------------------
                                                  2003                             2002                            2002
                                   -------------------------------  ------------------------------  ------------------------------
                                     Average    Interest              Average    Interest             Average    Interest
                                   Outstanding   Earned/    Yield/  Outstanding   Earned/   Yield/  Outstanding   Earned/   Yield/
                                     Balance      Paid       Rate     Balance      Paid     Rate      Balance      Paid      Rate
                                     -------      ----       ----     -------      ----     ----      -------      ----      ----
                                                                        (Dollars in Thousands)
Interest-earning Assets:
  Loans Receivable*                  $202,182     $3,525     6.97%    $170,714     $3,201   7.50%     $187,695    $14,014    7.47%
  Investment Securities               147,104      1,708     4.64%     126,861      1,723   5.43%      141,407      7,273    5.14%
  Federal Funds                        13,536         39     1.15%      13,312         48   1.44%       11,327        185    1.63%
  Equity Securities                     6,760         52     3.08%       6,965         42   2.41%        6,188        179    2.89%
                                     --------     ------     ----     --------     ------   ----      --------    -------    ----
    Total Interest-earning Assets     369,582      5,324     5.76%     317,852      5,014   6.31%      346,617     21,651    6.25%
                                     --------     ------     ----     --------     ------   ----      --------    -------    ----
Interest-bearing Liabilities:
  Money Market Deposits              $ 36,386     $  132     1.47%    $ 24,540     $  126   2.05%     $ 30,865    $   566    1.83%
  Savings Accounts                     70,275        108     0.62%      50,399        111   0.88%       69,160        525    0.76%
  Interest-bearing Checking            12,834         15     0.47%       8,373         11   0.53%       10,499         53    0.50%
  Time Deposits                       129,494      1,072     3.36%     117,242      1,441   4.92%      125,847      5,397    4.29%

Borrowings                             72,145        856     4.81%      76,600        954   4.98%       72,912      3,627    4.97%
                                     --------     ------     ----     --------     ------   ----      --------    -------    ----
    Total Interest-bearing Liabs      321,134      2,183     2.76%     277,154      2,643   3.81%      309,283     10,168    3.29%
                                     --------     ------     ----     --------     ------   ----      --------    -------    ----
    Net Interest Income                           $3,141                           $2,371                         $11,483
                                                  ======                           ======                          ======
    Net Interest Spread                                      3.00%                          2.50%                            2.96%
                                                             ====                           ====                             ====
    Net Earning Assets               $ 48,448                         $ 40,698                        $ 37,334
                                     ========                         ========                        ========
    Net yield on average
      Interest-earning assets                       3.40%                            2.98%                           3.31%
                                                  ======                           ======                          ======
    Average interest-earning
      assets to average
      Interest-bearing liabs                      115.09%                          114.68%                         112.07%
                                                  ======                           ======                          ======

* Included in Average Loans Receivable balance for the periods presented is Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended March 31, 2003 increased by $257,000 or 41.9% to $870,000 from $613,000 for the three months ended March 31, 2002. The increases were due primarily to an increase in net interest income and non-interest income and a decrease in the provision for credit losses. The increases in income were partially offset by increases in non-interest expense and provision for income taxes.

      INTEREST INCOME. Interest income increased by $310,000 or 6.2%, to $5.3 million for the three months ended March 31, 2003 from $5.0 million for three months ended March 31, 2002. The increase in interest income was primarily a result of an increase in interest income on loans receivable of $324,000 for the first quarter of 2003 compared with the same period in 2002. In addition, interest income on investment and mortgage-backed securities increased $7,000, dividend income on equity securities decreased $12,000, and interest income on federal funds sold decreased $6,000 for the first quarter 2003.

      The increase in interest income from loans is a result of an increase of $31.5 million in the average balance of loans receivable for the three months ended March 31, 2003 as compared with the same period in 2002 offset by a decrease of 53 basis points in the average yield to 6.97% at March 31, 2003 from 7.50% at March 31, 2002. Consumer and commercial business loans increased $6.3 million at March 31, 2003 from March 31, 2002 while residential real estate loans increased $12.7 million for the same time period, after recording the sale of $30.9 million in fixed rate one-to-four family residential real estate loans. Commercial real estate loans increased $8.9 million at March 31, 2003 from March 31, 2002.

      Investment income decreased as a result of a decrease in the average yield of investment securities and mortgage-backed securities of 79 basis points to 4.64% at March 31, 2003 from 5.43% at March 31, 2002 partially offset by an increase of $20.2 million in the average balance of investment and mortgage-backed securities for the three month period ended March 31, 2003 as compared with the same period in 2002.

      Interest income from federal funds decreased during the three months ended March 31, 2003 to $39,000 as compared with $48,000 for the 2002 period. The decrease in interest income is due to a decrease of 29 basis points in the average yield partially offset by an increase in the average balance of $224,000. The increase in the average balance of federal funds is due to the increase in bond calls and the sale of fixed-rate residential loans during the period pending reinvestment.

      INTEREST EXPENSE. Interest expense was $2.2 million for the three months ended March 31, 2003, a decrease of $460,000 or 17.4% from the same period in 2002. The decrease in interest expense is due to a decrease in interest paid on borrowed funds and deposit accounts. Interest expense of borrowed funds totaled $856,000 for the first quarter of 2003 compared with $954,000 for the 2002 period. The average cost of borrowed funds decreased 17 basis points to 4.81% as of March 31, 2003 from 4.98% for the three months ended March 31, 2002. In addition, the average balance outstanding of borrowings decreased during the three months ended March 31, 2003 to $73.4 million compared to $76.6 million for the same period in 2002. Interest expense on deposits decreased by $362,000 for the three months ended March 31, 2003 to $1.3 million, a decrease of 21.4%. The decrease in interest expense on deposits was due to a 126 basis point decrease in the average cost of deposits for the first quarter 2003 partially offset by an increase in the average balance on deposit accounts of $48.4 million.

      PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended March 31, 2003 were $120,000 as compared to $190,000 made during the same period of 2002. The allowance for credit losses was $2.1 million or 1.05% of loans receivable at March 31, 2003 as compared with $1.7 million or 0.81% of loans receivable at March 31, 2002. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses losses that are probable and reasonably estimable. See financial condition for further discussion of the allowance for credit losses.

      OTHER INCOME. Other operating income increased by $624,000 for the three-month period ending March 31, 2003 compared with the same period in 2002 to $2.7 million from $2.0 million. This improvement is primarily due to commission income received from the insurance agencies at $1.6 million for the three months ended March 31, 2003 as compared with $1.4 million for the same period during 2002. In addition, there was an increase in fee income on deposit accounts of $107,000 to $317,000 for the 2003 period from $211,000 during the 2002 period. Income associated with the sale and servicing of fixed rate residential real estate loans also increased $41,000 to $140,000 in 2003 from $99,000 in 2002.

      Investment security gains, net increased $188,000 to $189,000 for the quarter ended March 31, 2003 from $1,000 for the quarter ended March 31, 2002. Included in investment security gains as of March 31, 2002 was a loss of $256,000 for an other than temporary decline in the value of an investment security. The investment security was written down to the fair market value as of March 31, 2002 and was realized as a loss. Offsetting this write-down was investment gains on the sales of certain investments that totaled $257,000 during the first quarter of 2002.

      OTHER EXPENSES. Other operating expenses increased by $1.1 million or 32.2%, to $4.4 million for the three months ended March 31, 2003 from $3.3 million for the same period in 2002. Compensation increased $708,000 or 34.2% due to increases in employee benefit expenses as well as additional expenses associated with the insurance agency subsidiaries and the purchase of SBC. Building occupancy increased $250,000, which resulted from additional expenses from insurance agency subsidiaries and the addition of SBC facilities.

      INCOME TAX. Income tax expense was $390,000 for the three months ended March 31, 2003, an increase of $130,000 from the first quarter 2002 provision of $260,000. The effective tax rate increased to 31.0% for 2003 to date from 29.8% for the three months of 2002.

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2003 and March 31, 2002 (unaudited)

(annualized where appropriate)

                                                            Three Months Ending
                                                                 March 31,
                                                             2003         2002
                                                           -------      -------

Performance Ratios:

  Return on average assets                                    0.83%        0.69%
  Return on average equity                                    7.21%        5.42%
  Net interest margin                                         3.40%        2.98%
  Efficiency Ratio                                           75.76%       75.90%
  Ratio of operating expense
    to average total assets                                   4.23%        3.79%
  Ratio of average interest-earning assets
    to average interest-bearing liabilities                 115.09%      114.68%

Asset Quality Ratios:

  Non-performing assets to total assets                       0.12%        0.09%
  Allowance for loan losses
    to non-performing loans                                 458.26%      480.63%
  Allowance for loan losses
    to loans receivable, net                                  1.05%        0.81%

Capital Ratios:

 Total shareholders' equity to total assets                  11.52%       12.81%
 Average equity to average assets                            11.53%       12.80%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2003, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

      For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Stockholders. There has been no material change in the Company's risk profile since December 31, 2002.

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

      (b)   Exhibits

            Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                            ONEIDA FINANCIAL CORP.


Date: May 13, 2003                      By: /s/ Michael R. Kallet
                                            ------------------------------------
                                            Michael R. Kallet
                                            President and Chief Executive
                                            Officer


Date: May 13, 2003                      By: /s/ Eric E. Stickels
                                            ------------------------------------
                                            Eric E. Stickels
                                            Executive Vice President and Chief
                                            Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael R. Kallet, President and Chief Executive Officer, certify that:

(1)   I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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


May 13, 2003                            /s/ Michael R. Kallet
------------                            ----------------------------------------
Date                                    President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric E. Stickels, Executive Vice President and Chief Financial Officer, certify that:

(1)   I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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


May 13, 2003                            /s/ Eric E. Stickels
------------                            ----------------------------------------
Date                                    Executive Vice President and Chief
                                        Financial Officer