Form 10-Q
period 2003-06-30
ONEIDA FINANCIAL CORP
filed 2003-08-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,937,832 shares of the Registrant's common stock outstanding as of August 1, 2003.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements                                               1

           Consolidated Statements of Condition                               2
           As of June 30, 2003 (unaudited) and December 31, 2002 (audited)

           Consolidated Statements of Operations (unaudited)                  3
           For the three months ended and six months ended June 30, 2003 and 2002

           Consolidated Statements of Comprehensive Income (unaudited)        4
           For the three months ended and six months ended June 30, 2003 and 2002

           Consolidated Statements of Changes in Stockholders' Equity
           (unaudited)                                                        5
           For the three months ended and six months ended June 30, 2003

           Consolidated Statements of Cash Flows (unaudited)                  6
           For the three months ended and six months ended June 30, 2003 and 2002

           Notes to Consolidated Financial Statements (unaudited)             8

  Item 2.  Management's Discussion and Analysis of Financial Condition       13
           And Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20

  Item 4.  Controls and Procedures                                           20

PART II. OTHER INFORMATION                                                   21

  Item 1.  Legal Proceeding                                                  21

  Item 2.  Change in Securities and Use of Proceeds                          21

  Item 3.  Default upon Senior Securities                                    21

  Item 4.  Submission of Matters to a Vote of Security Holders               22

  Item 5.  Other Information                                                 22

  Item 6.  Exhibits and Reports on Form 8-K                                  22

PART I. FINANCIAL INFORMATION

     Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2003 and December 31, 2002

                                                      (unaudited)    (audited)
                                                           At            At
                                                        June 30,    December 31,
                                                          2003          2002
                                                          ----          ----
ASSETS                                                      (in thousands)
      Cash and due from banks                          $  17,307     $  15,443
      Federal funds sold                                  10,000         2,400
                                                       ---------     ---------
   TOTAL CASH AND CASH EQUIVALENTS                        27,307        17,843

      Investment securities, at fair value               123,726       123,256
      Mortgage-backed securities, at fair value           39,655        39,719

      Mortgage loans held for sale                         4,626         3,090

      Loans receivable                                   195,399       196,914
      Allowance for credit losses                         (2,121)       (2,109)
                                                       ---------     ---------
   LOANS RECEIVABLE, NET                                 193,278       194,805

      Bank premises and equipment, net                    10,355        10,229
      Accrued interest receivable                          2,290         2,308
      Other real estate                                       92             0
      Other assets                                         5,438         3,437
      Cash surrender value - life insurance               10,147         9,892
      Goodwill                                            11,199        10,904
      Other intangible assets                              1,141         1,187
                                                       ---------     ---------
      TOTAL ASSETS                                     $ 429,254     $ 416,670
                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Interest bearing deposits                        $ 253,930     $ 245,828
      Non-interest bearing deposits                       48,520        45,951
      Borrowings                                          71,500        73,500
      Other liabilities                                    4,963         3,327
                                                       ---------     ---------
TOTAL LIABILITIES                                        378,913       368,606
Stockholders' equity:
      Preferred stock, 1,000,000 shares authorized             0             0
      Common stock ($.01 par value; 20,000,000
            shares authorized; 5,495,069 issued)              55            55
      Additional paid-in capital                          17,044        17,043
      Retained earnings                                   36,329        35,174
      Common shares issued under employee
            stock plans - unearned                          (728)         (728)
      Accumulated other comprehensive income               1,075           105
      Treasury stock (at cost, 406,955
            and 432,750 shares)                           (3,077)       (3,120)
      Unearned stock-based compensation                     (357)         (465)
                                                       ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                          50,341        48,064
                                                       ---------     ---------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                             $ 429,254     $ 416,670
                                                       =========     =========

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and Six Months Ended June 30, 2003 (unaudited) and 2002 (unaudited)

                                                            Three Months Ended     Six Months Ended
                                                           June 30,    June 30,   June 30,   June 30,
                                                             2003        2002       2003       2002
                                                             ----        ----       ----       ----
                                                          (in thousands, except Earnings per Share Data)
INTEREST INCOME:
   Interest and fees on loans                              $  3,464    $  3,384   $  6,988   $  6,585
   Interest on investment and mortgage-
      backed securities                                       1,604       1,630      3,149      3,169
   Dividends on equity securities                               212         228        427        455
   Interest on federal fund sold and
      interest-bearing deposits                                  26          60         65        108
                                                           --------    --------   --------   --------
 Total interest and dividend income                           5,306       5,302     10,629     10,317
                                                           --------    --------   --------   --------
INTEREST EXPENSE:
   Savings deposit                                              114         123        222        234
   Money market and interest-bearing checking                   143         145        290        282
   Time deposits                                              1,008       1,380      2,079      2,821
   Borrowings                                                   852         887      1,708      1,841
                                                           --------    --------   --------   --------
      Total interest expense                                  2,117       2,535      4,299      5,178
                                                           --------    --------   --------   --------
NET INTEREST INCOME                                           3,189       2,767      6,330      5,139
   Less: Provision for credit losses                            185          80        305        270
                                                           --------    --------   --------   --------
 Net interest income after provision for credit losses        3,004       2,687      6,025      4,869
                                                           --------    --------   --------   --------
OTHER INCOME:
   Investment security (loss) gain, net                          (2)          3        187          4
   Commission income                                          1,780       1,374      3,427      2,782
   Other operating income                                       929         563      1,757      1,194
                                                           --------    --------   --------   --------
 Total other income                                           2,707       1,940      5,371      3,980
                                                           --------    --------   --------   --------
OTHER EXPENSES:
   Compensation and employee benefits                         2,765       2,245      5,544      4,317
   Occupancy expenses, net                                      826         688      1,674      1,286
   Other operating expense                                      878         725      1,675      1,404
                                                           --------    --------   --------   --------
 Total other expenses                                         4,469       3,658      8,893      7,007
                                                           --------    --------   --------   --------
INCOME BEFORE INCOME TAXES                                    1,242         969      2,503      1,842
                                                           --------    --------   --------   --------
 Provision for income taxes                                     370         258        760        518
                                                           --------    --------   --------   --------
NET INCOME                                                 $    872    $    711   $  1,743   $  1,324
                                                           ========    ========   ========   ========
EARNINGS PER SHARE - BASIC                                 $   0.18    $   0.15   $   0.36   $   0.27
                                                           ========    ========   ========   ========
EARNINGS PER SHARE - DILUTED                               $   0.17    $   0.14   $   0.34   $   0.26
                                                           ========    ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended and Six Months Ended June 30, 2003 (unaudited) and 2002 (unaudited)

                                                     Three Months Ended       Six Months Ended
                                                    June 30,    June 30,    June 30,    June 30,
                                                      2003        2002        2003        2002
                                                      ----        ----        ----        ----
                                                                   (In thousands)
Net income                                          $    872    $    711    $  1,743    $  1,324
                                                    --------    --------    --------    --------

Other comprehensive income, net of tax:
   Unrealized gains on assets available for sale:
      Unrealized holding gains
         arising during period                         1,696         500       1,428       1,186
      Less: reclassification adjustment for
         Gains (losses) included in net income            (2)         (3)        187          (4)
                                                    --------    --------    --------    --------

                                                       1,694         497       1,615       1,182
      Net income tax effect                             (677)       (199)       (645)       (473)
                                                    --------    --------    --------    --------

Other comprehensive income, net of tax                 1,017         298         970         709

Comprehensive Income                                $  1,889    $  1,009    $  2,713    $  2,033
                                                    ========    ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2003 (unaudited)

                                                                               Accumulated           Common Stock
                                                                                  Other              Issued Under  Unearned
                                                          Additional             Compre-               Employee      Stock
                                           Common Stock    Paid-In   Retained    hensive   Treasury  Stock Plans-    Based   Total
                                          Shares   Amount  Capital   Earnings    Income      Stock     Unearned
                                                                      (in thousands, except number of shares)
Balance as of December 31, 2002          5,495,069   $55   $17,043    $35,174   $  105     $(3,120)     $ (728)     $(465)  $48,064
Net income                                                                870                                                   870
Other comprehensive income, net of tax                                             (47)                                         (47)
Shares earned under stock plans                                                                                        50        50
Common stock dividends: $0.27 per share                                  (587)                                                 (587)
Treasury stock reissued                                                                         10                               10
                                         ---------   ---   -------    -------   ------     -------      ------      -----   -------
Balance as of March 31, 2003             5,495,069   $55   $17,043    $35,457      $58     $(3,110)     $ (728)     $(415)  $48,360

Net income                                                                872                                                   872
Other comprehensive income, net of tax                                           1,017                                        1,017
Shares earned under stock plans                                                                                        58        58
Treasury stock reissued                                          1                              33                               34
                                         ---------   ---   -------    -------   ------     -------      ------      -----   -------
Balance as of June 30, 2003              5,495,069   $55   $17,044    $36,329   $1,075     $(3,077)     $ (728)     $(357)  $50,341
                                         =========   ===   =======    =======   ======     =======      ======      =====   =======

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended and Six Months Ended June 30, 2003 (unaudited) and 2002 (unaudited)

                                                                  Three Months Ended       Six Months Ended
                                                                 June 30,    June 30,    June 30,    June 30,
                                                                   2003        2002        2003        2002
                                                                 --------    --------    --------    --------
Operating Activities:                                               (in thousands)
   Net income                                                    $    872    $    711    $  1,743    $  1,324
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   276         255         565         476
      Amortization of premiums/discounts on securities, net           178          17         269          62
      Provision for credit losses and other real estate losses        185          80         305         270
      Provision for investment losses                                   0           0           0         256
      Stock compensation earned                                        58          39         108          78
      Loss on sale of other real estate                                 0          14           0          19
      Loss (Gain) on sale/call of securities, net                       2          (3)       (187)         (4)
      Gain on sale of loans, net                                     (174)        (22)       (314)       (121)
      Income tax payable                                             (147)        104          30        (110)
      Accrued interest receivable                                    (282)        (70)         18          12
      Other assets                                                 (2,202)       (519)     (2,286)       (874)
      Other liabilities                                             1,313        (312)        991         (89)
      Origination of loans held for sale                          (17,405)     (2,574)    (28,297)    (11,629)
      Proceeds from sales of loans                                 17,262       2,340      27,075      13,616
                                                                 --------    --------    --------    --------
         Net cash (used by) provided by operating activities          (64)         60          20       3,286
                                                                 --------    --------    --------    --------
Investing Activities:
   Purchase of investment securities                              (22,214)    (16,052)    (37,497)    (29,740)
   Principal collected on and proceeds of maturities
      sales or calls from investments                              14,827      17,985      39,115      25,621
   Purchase of mortgage-backed securities                               0      (3,007)    (17,047)     (8,031)
   Principal collected on and proceeds from sales
      of mortgage-backed securities                                 7,306       4,600      16,556      12,043
   Net decrease in loans                                            2,572       1,475       1,081       1,039
   Purchase of bank premises and equipment                           (421)       (685)       (646)     (1,484)
   Proceeds from sale of other real estate                             49          91          49         147
   Purchase of insurance agency                                      (294)       (183)       (294)       (183)
   Purchase of SBC Financial Corp., net of cash acquired                0      (3,328)          0      (3,328)
                                                                 --------    --------    --------    --------
         Net cash provided by (used in) investing activities        1,825         896       1,317      (3,916)
                                                                 --------    --------    --------    --------
Financing Activities:
   Net increase in demand deposit, savings,
      money market, interest-bearing checking and escrow            8,352       9,517      13,114      12,847
   Net decrease in time deposits                                   (2,674)     (3,264)     (2,443)     (4,661)
   Proceeds from borrowings                                         2,000       2,000       2,000       4,500
   Repayment of borrowings                                         (2,000)     (7,500)     (4,000)    (10,000)
   Cash dividends                                                       0          (1)       (587)       (549)
   Purchase of treasury stock                                           0           0           0          (3)
   Exercise of stock options (using treasury stock)                    34          34          43          46
                                                                 --------    --------    --------    --------
         Net cash provided by financing activities                  5,712         786       8,127       2,180
                                                                 --------    --------    --------    --------
Increase in cash and cash equivalents                               7,473       1,742       9,464       1,550
                                                                 --------    --------    --------    --------
Cash and cash equivalents at beginning of period                   19,834      21,559      17,843      21,751
                                                                 --------    --------    --------    --------
Cash and cash equivalents at end of period                       $ 27,307    $ 23,301    $ 27,307    $ 23,301
                                                                 ========    ========    ========    ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                              2,219       2,554       4,348       5,131
Cash paid for income taxes                                            517         155         731         620
Non-cash investing activities:
Unrealized gain on investment and mortgage-backed
   securities designated as available for sale                      1,694         497       1,615       1,182
Transfer of loans to other real estate                                 92           0         141          25
                                                                 ========    ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                  JUNE 30, 2003

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at June 30, 2003 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and six-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Note B - Earnings per Share

Basic earnings per share is computed based on the weighted average shares outstanding at June 30, 2003. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The Company paid a three-for-two stock dividend on April 23, 2002. All share and per share data from prior periods have been restated to reflect the retroactive effect of the stock dividend. The following is a reconciliation of basic to diluted earnings per share for the three months ended and six months ended June 30:

                                           Income          Shares     Per Share
June 30, 2003:

Net income (Three Months Ended)          $  872,208
                                         ----------

Basic Earnings Per Share:                $  872,208      4,910,630      $0.18
                                                                        -----
Effect of dilutive securities:
   Stock options and awards                       0        173,420
                                         ----------      ---------
Diluted Earnings Per Share               $  872,208      5,084,050      $0.17
                                                                        -----

June 30, 2002:
Net income (Three Months Ended)          $  711,250
                                         ----------

Basic Earnings Per Share                 $  711,250      4,848,641      $0.15
                                                                        -----
Effect of dilutive securities:
   Stock options and awards                       0        175,345
                                         ----------      ---------
Diluted Earnings Per Share               $  711,250      5,023,986      $0.14
                                                                        -----

June 30, 2003:

Net income (Six Months Ended)            $1,742,546
                                         ----------

Basic Earnings Per Share:                $1,742,546      4,897,074      $0.36
                                                                        -----
Effect of dilutive securities:
   Stock options and awards                       0        159,784
                                         ----------      ---------
Diluted Earnings Per Share               $1,742,546      5,056,858      $0.34
                                                                        -----

June 30, 2002:
Net income (Six Months Ended)            $1,323,867
                                         ----------

Basic Earnings Per Share                 $1,323,867      4,839,057      $0.27
                                                                        -----
Effect of dilutive securities:
   Stock options and awards                       0        161,052
                                         ----------      ---------
Diluted Earnings Per Share               $1,323,867      5,000,109      $0.26
                                                                        -----

Note C - Nature of Operations

On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation, the holding company of State Bank of Chittenango; a New York state chartered commercial bank. The two banking offices of State Bank of Chittenango became banking offices of the Bank. The Bank has retained State Bank of Chittenango (SBC) as a special purpose commercial bank subsidiary of the Bank. SBC is permitted to accept municipal deposit accounts from various municipalities, school districts and other public sources; a source of funds not available to the Bank under New York law. The results of SBC's operations have been included in the consolidated financial statements since that date. The Bank paid $11.9 million or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.5 million and resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. Amortization of the core deposit intangible approximated $45,000 and $7,000 for the six months ended June 30, 2003 and 2002 respectively. Amortization of the core deposit intangible is expected to occur over an 11.5 year period.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of May 31, 2002:

         Cash and cash equivalents                            $ 8,593
         Investment and mortgage-backed securities             29,146
         Loans receivable, net                                 26,706
         Other assets                                           2,159
                                                              -------
                           Total assets acquired               66,604
         Deposits                                             (60,146)
         Other liabilities                                       (421)
                                                              -------
                           Net assets acquired                $ 6,037
                                                              =======

The following represents pro-forma information on the results of operations for the three months ended and six months ended as of June 30, 2003 and 2002:

                                Three Months Ended       Six Months Ended
                                June 30,   June 30,     June 30,   June 30,
                                  2003       2002         2003       2002
                                  ----       ----         ----       ----
Net interest income
   Oneida Financial Corp.        $3,189     $2,767       $6,330     $5,139
   State Bank of Chittenango          0        562            0        910
                                 ------     ------       ------     ------
      Combined                   $3,189     $3,329       $6,330     $6,049
                                 ======     ======       ======     ======

Net income
   Oneida Financial Corp.        $  872     $  711       $1,743     $1,324
   State Bank of Chittenango          0         98            0        123
                                 ------     ------       ------     ------
      Combined                   $  872     $  809       $1,743     $1,447
                                 ======     ======       ======     ======

Basic Earnings per share
   Oneida Financial Corp.        $ 0.18     $ 0.15       $ 0.36     $ 0.27
   State Bank of Chittenango          0       0.02            0       0.03
                                 ------     ------       ------     ------
      Combined                   $ 0.18     $ 0.17       $ 0.36     $ 0.30
                                 ======     ======       ======     ======

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

On October 2, 2000, the Bank completed its acquisition of Bailey & Haskell Associates, Inc., an insurance agency (the "Agency"). The Bank paid $3,075,000 in cash and $500,000 in Company stock, of which 45,496 shares of stock were issued in January 2001, to the Agency's shareholders. Goodwill in the amount of $3,350,000 was recorded in conjunction with the transaction. Under the terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period ending in 2005. As of June 30, 2003 and 2002, $294,166 and $182,291 additional goodwill was recorded for the contingent purchase payment for 2002 and 2001, respectively.

The acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of the Agency operations are included in the financial statements as of the date of the acquisitions.

Note D - Stock-Based Compensation

The Company maintains a fixed award stock option plan and restricted stock plan for certain officers and directors providing service to the Company. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. For the stock option plan, no stock-based employee compensation cost is reflected in net income, as all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense equal to the market value of ONFC's stock on the grant date is accrued ratably over the vesting period for shares of restricted stock granted under the restricted stock plan.

Compensation expense recorded in conjunction with the restricted stock plan was $58,229 and $39,323 for the three months ended June 30, 2003 and 2002 respectively. For the six months ended June 30, 2003 and 2002, compensation expense recorded was $107,955 and $78,635, respectively.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the fixed award stock plan.

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                     2003        2002                2003        2002
                                                    ------      ------              ------      ------
                                                                      (In thousands)
Net income:
      As reported                                   $  872      $  711              $1,743      $1,324
Deduct: Total stock-based employee
      Compensation expense determined under
      fair value method, net of related taxes          (32)        (15)                (64)        (29)
                                                    ------      ------              ------      ------

Pro forma                                           $  840      $  696              $1,679      $1,295
                                                    ======      ======              ======      ======

Earnings per share:
   As reported
      Basic                                         $ 0.18      $ 0.15              $ 0.36      $ 0.27
      Diluted                                       $ 0.17      $ 0.14              $ 0.34      $ 0.26

   Pro forma
      Basic                                         $ 0.17      $ 0.14              $ 0.34      $ 0.27
      Diluted                                       $ 0.17      $ 0.14              $ 0.33      $ 0.26

Note E - Dividend Restrictions

Oneida Financial MHC, which owns 2,873,167 or 56.19% of the outstanding shares as of June 30, 2003 of Oneida Financial Corp., had filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the waiver of dividends subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of June 30, 2003 and December 31, 2002, the retained earnings restricted for cash dividends waived was $2,940,208 and $2,164,453, respectively.

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

Note G - Allowance for Credit Losses

The allowance for credit losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of credit losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. As of June 30, 2003 and 2002, the Bank had impaired loans of approximately $1.1 million and $929,000 respectively for which a specific valuation allowance of $516,000 and $768,000 was recorded. Management monitors and modifies the level of the allowance for credit losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for credit losses when management believes that the collectibility of principal is unlikely. At June 30, 2003 and December 31, 2002, the allowance for credit losses as a percentage of net loans receivable was 1.07%.

Note H - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended and six months ended June 30, 2003 and 2002, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                            ------------------------------------
                                              Three Months Ended June 30, 2003
                                            ------------------------------------
                                             Banking      Insurance
                                            Activities    Activities       Total

Net interest income                           $3,189        $   --        $3,189
Provision for credit losses                      185            --           185
                                              ------        ------        ------
   Net interest income after provision
      for credit losses                        3,004            --         3,004
Other income                                     919         1,788         2,707
Other expenses                                 3,028         1,441         4,469
                                              ------        ------        ------
   Income before income taxes                    895           347         1,242
Income tax expense                               252           118           370
                                              ------        ------        ------
   Net income                                 $  643        $  229        $  872
                                              ======        ======        ======

                                            ------------------------------------
                                              Three Months Ended June 30, 2002
                                            ------------------------------------
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
                                              ======        ======        ======

                                            ------------------------------------
                                               Six Months Ended June 30, 2003
                                            ------------------------------------
                                             Banking      Insurance
                                            Activities    Activities       Total

Net interest income                           $6,330        $   --        $6,330
Provision for credit losses                      305            --           305
                                              ------        ------        ------
   Net interest income after provision
      for credit losses                        6,025            --         6,025
Other income                                   1,936         3,435         5,371
Other expenses                                 6,030         2,863         8,893
                                              ------        ------        ------
   Income before income taxes                  1,931           572         2,503
Income tax expense                               566           194           760
                                              ------        ------        ------
   Net income                                 $1,365        $  378        $1,743
                                              ======        ======        ======

                                            ------------------------------------
                                               Six Months Ended June 30, 2002
                                            ------------------------------------
                                             Banking      Insurance
                                            Activities    Activities       Total

Net interest income                           $5,139        $   --        $5,139
Provision for credit losses                      270            --           270
                                              ------        ------        ------
   Net interest income after provision
      for credit losses                        4,869            --         4,869
Other income                                   1,184         2,796         3,980
Other expenses                                 4,758         2,249         7,007
                                              ------        ------        ------
   Income before income taxes                  1,295           547         1,842
Income tax expense                               332           186           518
                                              ------        ------        ------
   Net income                                 $  963        $  361        $1,324
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

GENERAL

     Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for credit losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2002 and June 30, 2003 the Company had 4,882,233 shares and 4,933,402 shares outstanding of which 2,873,167 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

     The Company announced a cash dividend to all shareholders of record as of July 29, 2003 of $0.28 per share common stock, payable on August 12, 2003. Oneida Financial MHC waived its receipt of dividends.

FINANCIAL CONDITION

     ASSETS. Total assets at June 30, 2003 were $429.3 million, an increase of $12.6 million from $416.7 million at December 31, 2002. Asset growth was supported by an increase in cash and cash equivalents to $27.3 million as of June 30, 2003 from $17.8 million as of December 31, 2002. The increase in cash and cash equivalents was due to an increase in interest bearing and non-interest bearing deposits for the year as well as proceeds received on the sale of fixed-rate residential real estate loans. Loans receivable remained stable totaling $197.9 million at June 30, 2003 and at December 31, 2002. Residential real estate loans decreased by $1.4 million since December 31, 2002, due to the sale of $27.1 million of fixed-rate residential real estate loans in the secondary market during the six months ended June 30, 2003 as well as loan payoffs and pay-downs, partially offset by loan originations of $28.3 million. At June 30, 2003, total consumer and commercial business loans increased by $1.4 million from December 31, 2002. Management has sought to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest-earning assets.

     The allowance for credit losses remained at $2.1 million as of June 30, 2003, unchanged from December 31, 2002. The allowance for credit losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of credit losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Management monitors and modifies the level of the allowance for credit losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for credit losses when management believes that the collectibility of principal is unlikely. The allowance for credit losses as a percentage of net loans receivable was 1.07% as of June 30, 2003 and December 31, 2002.

     LIABILITIES. Total liabilities increased by $10.3 million or 2.8% to $378.9 million at June 30, 2003 from $368.6 million at December 31, 2002. The increase is primarily the result of an increase of $10.7 million in total deposits partially offset by a decrease in borrowings of $2.0 million. The Bank continues to emphasize core deposits and checking accounts, which increased by $5.8 million since December 31, 2002. Money market and interest-bearing checking accounts increased $7.4 million since December 31, 2002. Other liabilities increased $1.6 million to $5.0 million as of June 30, 2003 compared to $3.3 million at December 31, 2002. The increase was due to the tax effect of the adjustment for the net unrealized gain on available for sale mortgage-backed and other investment securities at June 30, 2003.

     STOCKHOLDERS' EQUITY. Total stockholders' equity at June 30, 2003 was $50.3 million, an increase of $2.2 million from $48.1 million at December 31, 2002. The increase in stockholders' equity was due to the addition of after-tax net income of $1.7 million for the six months ended June 30, 2003. In addition, the increase in stockholders' equity was a result of an adjustment for the net unrealized gain on available for sale mortgage-backed and other investment securities at June 30, 2003 as compared with December 31, 2002. A decrease in interest rates generally has a positive effect on the market value of the Company's investments and mortgage-backed securities portfolios. Accumulated Other Comprehensive Income increased $970,000 from December 31, 2002. The increases to total stockholders' equity were partially offset by the payment of the Company's semiannual cash dividend of $0.27 resulting in an equity reduction of $587,000.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

     AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended and six months ended June 30, 2003 and 2002 and for the year ended December 31, 2002. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

     TABLE 1. Average Balance Sheet. (Quarterly)

                                                        Three Months Ended June 30,                   Twelve Months Ended Dec. 31,
                                       ------------------------------------------------------------  ------------------------------
                                                      2003                           2002                           2002
                                         Average    Interest            Average    Interest            Average    Interest
                                       Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/  Outstanding   Earned/   Yield/
                                         Balance      Paid     Rate     Balance      Paid     Rate     Balance      Paid      Rate
                                         -------      ----     ----     -------      ----     ----     -------      ----      ----
Interest-earning Assets:                                                   (Dollars in Thousands)
   Loans Receivable*                    $204,536     $3,464    6.77%   $179,927     $3,384    7.52%   $187,695     $14,014    7.47%
   Investment Securities                 150,767      1,766    4.69%    137,861      1,815    5.27%    141,407       7,273    5.14%
   Federal Funds                           8,625         26    1.21%     12,117         60    1.98%     11,327         185    1.63%
   Equity Securities                       6,358         50    3.15%      5,543         43    3.10%      6,188         179    2.89%
                                        --------     ------    ----    --------     ------    ----    --------     -------    ----
      Total Interest-earning Assets      370,286      5,306    5.73%    335,448      5,302    6.32%    346,617      21,651    6.25%
                                        --------     ------    ----    --------     ------    ----    --------     -------    ----
Interest-bearing Liabilities:
   Money Market Deposits                $ 37,371     $  127    1.36%   $ 27,314     $  135    1.98%   $ 30,865     $   566    1.83%
   Savings Accounts                       72,451        114    0.63%     86,390        123    0.57%     69,160         525    0.76%
   Interest-bearing Checking              14,052         16    0.46%      9,636         10    0.42%     10,499          53    0.50%
   Time Deposits                         128,546      1,008    3.15%    121,979      1,380    4.53%    125,847       5,397    4.29%

Borrowings                                71,619        852    4.77%     72,306        887    4.91%     72,912       3,627    4.97%
                                        --------     ------    ----    --------     ------    ----    --------     -------    ----
   Total Interest-bearing Liabilities    324,039      2,117    2.62%    317,625      2,535    3.19%    309,283      10,168    3.29%
                                        --------     ------    ----    --------     ------    ----    --------     -------    ----
   Net Interest Income                               $3,189                         $2,767                         $11,483
                                                     ======                         ======                         =======
   Net Interest Spread                                         3.11%                          3.13%                           2.96%
                                                               ====                           ====                            ====
   Net Earning Assets                   $ 46,247                       $ 17,823                       $ 37,334
                                        ========                       ========                       ========
   Net yield on average
      Interest-earning assets                          3.44%                          3.30%                           3.31%
                                                     ======                         ======                         =======
   Average interest-earning
      assets to average
      Interest-bearing liabilities                   114.27%                        105.61%                         112.07%
                                                     ======                         ======                         =======

                                                         Six Months Ended June 30,                    Twelve Months Ended Dec. 31,
                                       ------------------------------------------------------------  ------------------------------
                                                      2003                           2002                           2002
                                         Average    Interest            Average    Interest            Average    Interest
                                       Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/  Outstanding   Earned/   Yield/
                                         Balance      Paid     Rate     Balance      Paid     Rate     Balance      Paid      Rate
                                         -------      ----     ----     -------      ----     ----     -------      ----      ----
Interest-earning Assets:                                                   (Dollars in Thousands)
   Loans Receivable*                    $203,361     $ 6,988   6.87%   $175,321     $ 6,585   7.51%   $187,695     $14,014    7.47%
   Investment Securities                 148,936       3,474   4.67%    132,361       3,539   5.35%    141,407       7,273    5.14%
   Federal Funds                          11,081          65   1.17%     12,715         108   1.70%     11,327         185    1.63%
   Equity Securities                       6,559         102   3.11%      6,254          85   2.72%      6,188         179    2.89%
                                        --------     -------   ----    --------     -------   ----    --------     -------    ----
      Total Interest-earning Assets      369,937      10,629   5.75%    326,651      10,317   6.32%    346,617      21,651    6.25%
                                        --------     -------   ----    --------     -------   ----    --------     -------    ----
Interest-bearing Liabilities:
   Money Market Deposits                $ 36,879     $   259   1.42%   $ 25,927     $   261   2.01%   $ 30,865     $   566    1.83%
   Savings Accounts                       71,363         222   0.63%     68,395         234   0.68%     69,160         525    0.76%
   Interest-bearing Checking              13,443          31   0.47%      9,005          21   0.47%     10,499          53    0.50%
   Time Deposits                         129,202       2,079   3.24%    119,611       2,821   4.72%    125,847       5,397    4.29%

Borrowings                                71,882       1,708   4.79%     74,453       1,841   4.95%     72,912       3,627    4.97%
                                        --------     -------   ----    --------     -------   ----    --------     -------    ----
    Total Interest-bearing Liabilities   322,769       4,299   2.68%    297,391       5,178   3.48%    309,283      10,168    3.29%
                                        --------     -------   ----    --------     -------   ----    --------     -------    ----
    Net Interest Income                              $ 6,330                        $ 5,139                        $11,483
                                                     =======                        =======                        =======
    Net Interest Spread                                        3.07%                          2.84%                           2.96%
                                                               ====                           ====                            ====
    Net Earning Assets                  $ 47,168                       $ 29.260                       $ 37,334
                                        ========                       ========                       ========
    Net yield on average
       Interest-earning assets                          3.42%                          3.15%                          3.31%
                                                     =======                        =======                        =======
    Average interest-earning
       assets to average
       Interest-bearing liabilities                   114.61%                        109.84%                        112.07%
                                                     =======                        =======                        =======

*Included in Average Loans Receivable balance for the periods presented are Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

     GENERAL. Net income for the three months ended June 30, 2003 increased by $161,000 or 22.6% to $872,000 from $711,000 for the three months ended June 30, 2002. Net income for the six months ended June 30, 2003 increased $419,000 to $1.7 million compared to $1.3 million for the six months ended June 30, 2002. The increases in income for both the three months ended and six months ended June 30, 2003 compared to the same respective period in 2002 are reflective of an increase in net interest income and non-interest income partially offset by increases in non-interest expense, the provision for credit losses and provision for income taxes. The improvement in net income is primarily due to an increase in net interest income as our earning assets increased due to the acquisition of SBC as of May 31, 2002.

     INTEREST INCOME. Interest income remained stable totaling $5.3 million for the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003 interest and dividend income was $10.6 million, an increase of $312,000 or 3.0% as compared with the same period in 2002. The increase in interest income was primarily a result of an increase in interest income on loans receivable of $80,000 for the second quarter of 2003 and $403,000 year-to-date. Partially offsetting the increase in interest income on loans was a decrease in interest income on investment and mortgage-backed securities of $26,000 for the quarter and $20,000 year-to-date. Dividend income on equity securities also decreased $16,000 for the three months ended June 30, 2003 compared with 2002 and $28,000 year-to-date. Interest income on federal funds sold decreased $34,000 for the second quarter 2003 and $43,000 for the six months ended June 30, 2003 compared with the same period in 2002.

     The increase in interest income from loans is a result of an increase of $24.6 million in the average balance of loans receivable for the three months ended June 30, 2003 as compared with the same period in 200, partially offset by a decrease of 75 basis points in the average yield to 6.77% at June 30, 2003 from 7.52% at June 30, 2002. Consumer and commercial business loans decreased $2.3 million at June 30, 2003 from June 30, 2002 while residential real estate loans decreased $12.7 million for the same time period, after recording the sale of $45.7 million in fixed rate one-to-four family residential real estate loans. Commercial real estate loans increased $6.7 million at June 30, 2003 from June 30, 2002. The increase in the average assets from June 30, 2002 to June 30, 2002 is due to the acquisition of SBC as of May 31, 2002 which increased loans receivable $26.7 million. For the six months ended June 30, 2003, the average balance of loans receivable increased $28.0 million with the average yield decreasing 64 basis points from 7.51% during the six month period in 2002 to 6.87% during the 2003 period. The decrease in the average yield is reflective of the continued decline in market interest rates during the past twelve months.

     Investment income decreased as a result of a decrease in the average yield of investment securities and mortgage-backed securities of 58 basis points to 4.69% for the three months ended June 30, 2003 from 5.27% at June 30, 2002 partially offset by an increase of $12.9 million in the average balance of investment and mortgage-backed securities for the three month period ended June 30, 2003 as compared with the same period in 2002. For the six months ended June 30, 2003, the average balance of investment securities and mortgage-backed securities increased $16.6 million with the average yield decreasing 68 basis points from 5.35% during the six month period in 2002 to 4.67% during the 2003 period.

     Interest income from federal funds decreased during the three months ended June 30, 2003 to $26,000 as compared with $60,000 for the 2002 period. The decrease in interest income from federal funds is due to a decrease of 77 basis points in the average yield as well as a decrease in the average balance of $3.5 million. The decrease in the average balance of federal funds is due to the purchase of investments securities during the period as well as the purchase of SBC in 2002.

     INTEREST EXPENSE. Interest expense was $2.1 million for the three months ended June 30, 2003, a decrease of $418,000 or 16.5% from the same period in 2002. The decrease in interest expense is due to a decrease in interest paid on borrowed funds and deposit accounts. Interest expense on borrowed funds totaled $852,000 for the second quarter of 2003 compared with $887,000 for the 2002 period. The average cost of borrowed funds decreased 14 basis points to 4.77% for the three months ended June 30, 2003 from 4.91% for the three months ended June 30, 2002. In addition, the average balance outstanding of borrowings decreased during the three months ended June 30, 2003 to $71.6 million from $72.3 million for the same period in 2002. For the six months ended June 30, 2003, the average balance of borrowings decreased $2.6 million with the average yield decreasing 16 basis points from 4.95% during the six month period in 2002 to 4.79% during the 2003 period. Interest expense on deposits decreased by $383,000 for the three months ended June 30, 2003 to $1.3 million, a decrease of 23.2%. The decrease in interest expense on deposits was due to a 68 basis point decrease in the average cost of deposits for the second quarter 2003 partially offset by an increase in the average balance on deposit accounts of $7.1 million. The average balance of deposits for the six months ended June 30, 2003 increased $27.9 as compared with the same period of 2002. This increase offset a decrease in the average rate paid of 94 basis points on deposits resulting in a decrease in interest expense for the six months of $746,000 compared with the prior year. The decrease in the average yield is reflective of the continued decline in market interest rates during the past twelve months.

     PROVISION FOR CREDIT LOSSES. Total provisions for credit losses for the three months ended June 30, 2003 were $185,000 as compared to $80,000 made during the same period of 2002. For the six months ended June 30, 2003, the provision for credit losses was $305,000 compared to $270,000 for the comparable period in 2002. The allowance for credit losses was $2.1 million or 1.07% of loans receivable at June 30, 2003 and December 31, 2002. Management continues to monitor changes in the loan portfolio mix in response to composition of loans to consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses losses that are probable and reasonably estimable. See discussion of the Company's financial condition for further discussion of the allowance for credit losses.

     OTHER INCOME. Other operating income increased by $767,000 for the three-month period ending June 30, 2003 compared with the same period in 2002 to $2.7 million from $1.9 million. This increase in other income is primarily due to commission income received from the insurance agency of $1.8 million for the three months ended June 30, 2003 as compared with $1.4 million for the same period during 2002. In addition, there was an increase in fee income on deposit accounts of $140,000 to $391,000 for the 2003 period from $251,000 during the 2002 period due primarily as a result of the acquisition of SBC and a greater market emphasis on fee producing deposit products. Income associated with the sale and servicing of fixed rate residential real estate loans also increased $239,000 to $310,000 in 2003 from $71,000 in 2002 as a result of decreasing interest rates in the market resulting in more profitable sale of fixed rate loans.

     For the six months ended June 30, 2003, other operating income increased $1.4 million to $5.4 million as of June 30, 2003 from $4.0 million as of June 30, 2002. The increase is primarily due to commission income received from the insurance agency at $3.4 million for the six months ended June 30, 2003 as compared with $2.8 million for the same period during 2002. In addition, there was an increase in income associated with the sale and servicing of fixed rate residential real estate loans of $302,000 to $544,000 for the 2003 period from $242,000 during the 2002 period. Fee income on deposit accounts increased $247,000 to $709,000 during the six months ended June 30, 2003 from $462,000 from the same period in 2002.

     Investment securities gains, net increased $183,000 to $187,000 for the six months ended June 30, 2003 from $4,000 for the six months ended June 30, 2002. Included in investment securities gains as of June 30, 2002 was a loss of $256,000 for an other than temporary decline in the value of an investment security. The investment security was written down to the fair market value as of March 31, 2002 and was realized as a loss. Offsetting this write-down were investment gains on the sales of certain investments that totaled $252,000 during the first six months of 2002.

     OTHER EXPENSES. Other operating expenses increased by $811,000 or 22.2%, to $4.5 million for the three months ended June 30, 2003 from $3.7 million for the same period in 2002. Compensation increased $520,000 or 23.2% due to increases in employee benefit expenses as well as additional expenses associated with the insurance agency subsidiary and the purchase of SBC. Building occupancy increased $138,000, which resulted from additional expenses from insurance agency subsidiary and the addition of SBC facilities.

     For the six months ended June 30, 2003, operating expenses increased $1.9 million to $8.9 million from $7.0 million for the six months ended June 30, 2002. The increase was primarily the result of operating expenses associated with the insurance agency subsidiary and the purchase of SBC.

     INCOME TAX. Income tax expense was $370,000 for the three months ended June 30, 2003, an increase of $112,000 from the second quarter 2002 provision of $258,000. The effective tax rate increased to 29.8% for the second quarter 2003 from 26.6% for the same period of 2003. For the six months ended, the income tax expense was $760,000 as compared to $518,000 for the same period in 2002. The effective tax rate increased to 30.4% for 2003 as compared with 28.1% for the six months ended June 30, 2003. The increase in the effective tax rate is primarily due to the acquisition and integration of SBC.

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended and Six Months Ended June 30, 2003 and June 30, 2002(unaudited)

(annualized where appropriate)

                                                 Three Months Ending       Six Months Ended
                                                       June 30,                June 30,
                                                   2003        2002        2003        2002
                                                   ----        ----        ----        ----
Performance Ratios:

   Return on average assets                         0.83%       0.74%       0.83%       0.72%
   Return on average equity                         7.07%       6.12%       7.22%       5.80%
   Net interest margin                              3.44%       3.30%       3.42%       3.15%
   Efficiency Ratio                                75.49%      77.61%      75.63%      76.77%
   Ratio of operating expense
      to average total assets                       4.24%       3.86%       4.23%       3.82%
   Ratio of average interest-earning assets
      to average interest-bearing liabilities     114.27%     105.61%     114.61%     109.84%

Asset Quality Ratios:

   Non-performing assets to total assets            0.11%       0.14%       0.11%       0.14%
   Allowance for loan losses
      to non-performing loans                     535.61%     525.60%     535.61%     525.60%
   Allowance for loan losses
      to loans receivable, net                      1.07%       1.25%       1.07%       1.25%

Capital Ratios:

   Total shareholders' equity to total assets      11.73%      11.17%      11.73%      11.17%
   Average equity to average assets                11.53%      12.47%      11.53%      12.47%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

     Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at June 30, 2003, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

ITEM 4. Controls and Procedures

     Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4    Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders, held on April 22, 2003, shareholders voted on the following matters as follows:

          Proposal No. 1 - Election of Directors

                                                        For         Withheld
                                                        ---         --------
          Patricia D. Caprio                         4,780,554        5,463
          Frank O. White, Jr.                        4,767,354       18,663
          Marlene C. Denney                          4,777,144        8,873
          Gerald N. Volk                             4,779,625        6,392

          Proposal No. 2 - Ratification of PricewaterhouseCoopers, LLP as auditors for the Company for the fiscal year ended December 31, 2003:

             For          Against         Withheld
             ---          -------         --------
          4,775,108        7,350            3,559

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          (a) All required exhibits are included in Part I under Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference, herein.

          (b)  Exhibits

               Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

               Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

               Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           ONEIDA FINANCIAL CORP.


Date:    August 13, 2003               By: /s/ Michael R. Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer


Date:    August 13, 2003               By: /s/ Eric E. Stickels
                                           -------------------------------------
                                           Eric E. Stickels
                                           Executive Vice President and Chief
                                           Financial Officer