Form 10-Q
period 2003-11-11
ONEIDA FINANCIAL CORP
filed 2003-11-13
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,938,732 shares of the Registrant's common stock outstanding as of November 1, 2003.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements                                              1

            Consolidated Statements of Condition                              2
            As of September 30, 2003 (unaudited) and December 31, 2002
            (audited)

            Consolidated Statements of Operations (unaudited)                 3
            For the three months ended and nine months ended
            September 30, 2003 and 2002

            Consolidated Statements of Comprehensive Income (Loss)            4
            (unaudited) For the three months ended and nine months ended September 30, 2003 and 2002

            Consolidated Statements of Changes in Stockholders' Equity        5
            (unaudited) For the nine months ended September 30, 2003

            Consolidated Statements of Cash Flows (unaudited)                 6
            For the three months ended and nine months ended
            September 30, 2003 and 2002

            Notes to Consolidated Financial Statements (unaudited)            7

   Item 2.  Management's Discussion and Analysis of Financial Condition      12
            and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk       20

   Item 4.  Controls and Procedures                                          20

PART II. OTHER INFORMATION                                                   21

   Item 1.  Legal Proceeding                                                 21

   Item 2.  Change in Securities and Use of Proceeds                         21

   Item 3.  Default upon Senior Securities                                   21

   Item 4.  Submission of Matters to a Vote of Security Holders              22

   Item 5.  Other Information                                                22

   Item 6.  Exhibits and Reports on Form 8-K                                 22

PART I. FINANCIAL INFORMATION

      Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2003 and December 31, 2002

                                                                          (unaudited)            (audited)
                                                                          September 30,         December 31,
                                                                              2003                  2002
                                                                              ----                  ----
ASSETS                                                                    (in thousands, except share data)
         Cash and due from banks                                           $  12,166             $  15,443
         Federal funds sold                                                    6,600                 2,400
                                                                           -------------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                             18,766                17,843

         Investment securities available for sale at fair value              126,260               123,256
         Mortgage-backed securities available for
                      sale, at fair value                                     35,711                39,719

         Mortgage loans held for sale                                          8,881                 3,090

         Loans receivable                                                    197,074               196,914
         Allowance for loan losses                                            (2,146)               (2,109)
                                                                           -------------------------------
   LOANS RECEIVABLE, NET                                                     194,928               194,805

         Bank premises and equipment, net                                     10,481                10,229
         Accrued interest receivable                                           2,148                 2,308
         Other real estate                                                       167                     0
         Other assets                                                          4,955                 3,437
         Bank-owned life insurance                                            10,270                 9,892
         Goodwill                                                             11,198                10,904
         Other intangible assets                                               1,105                 1,187
                                                                           -------------------------------
         TOTAL ASSETS                                                      $ 424,870             $ 416,670
                                                                           ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                                         $ 258,084             $ 245,828
         Non-interest bearing deposits                                        51,131                45,951
         Borrowings                                                           64,000                73,500
         Other liabilities                                                     2,849                 3,327
                                                                           -------------------------------
TOTAL LIABILITIES                                                            376,064               368,606
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized                              0                     0
         Common stock ($.01 par value; 20,000,000
              shares authorized;  5,495,069 issued)                               55                    55
         Additional paid-in capital                                           17,047                17,043
         Retained earnings                                                    36,461                35,174
         Common shares issued under employee
              stock plans - unearned                                            (728)                 (728)
         Accumulated other comprehensive income (loss)                          (683)                  105
         Treasury stock (at cost, 401,625
                      and 432,750 shares)                                     (3,039)               (3,120)
         Unearned stock-based compensation                                      (307)                 (465)
                                                                           -------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                           48,806                48,064
                                                                           -------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                              $ 424,870             $ 416,670
                                                                           ===============================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and Nine Months Ended September 30, 2003 (unaudited) and 2002 (unaudited)

                                                                  Three Months Ended                 Nine Months Ended
                                                            September 30,     September 30,    September 30,        September 30,
                                                                2003              2002              2003                2002
                                                                ----              ----              ----                ----
                                                                            (in thousands, except share data)
INTEREST INCOME:
     Interest and fees on loans                                $3,353            $3,746            $10,341             10,331
     Interest on investment and mortgage-
              backed securities                                 1,626             1,757              4,776              4,925
     Dividends on equity securities                               211               178                637                633
     Interest on federal fund sold and
              interest-bearing deposits                            15                44                 80                152
                                                               --------------------------------------------------------------
   Total interest and dividend income                           5,205             5,725             15,834             16,041
                                                               --------------------------------------------------------------
INTEREST EXPENSE:
     Savings deposits                                             119               159                342                393
     Money market and interest-bearing checking                   144               170                433                452
     Time deposits                                                956             1,376              3,036              4,197
     Borrowings                                                   836               877              2,543              2,718
                                                               --------------------------------------------------------------
              Total interest expense                            2,055             2,582              6,354              7,760
                                                               --------------------------------------------------------------
NET INTEREST INCOME                                             3,150             3,143              9,480              8,281
         Less: Provision for loan losses                          106                80                410                350
                                                               --------------------------------------------------------------
   Net interest income after provision for loan losses          3,044             3,063              9,070              7,931
                                                               --------------------------------------------------------------
OTHER INCOME:
     Investment security gain, net                                 41               112                228                116
     Gain on sale of mortgages, net                                69               124                383                245
     Commission income                                          1,527             1,398              4,954              4,194
     Other operating income                                       765               587              2,208              1,647
                                                               --------------------------------------------------------------
   Total other income                                           2,402             2,221              7,773              6,202
                                                               --------------------------------------------------------------
OTHER EXPENSES:
     Compensation and employee benefits                         2,664             2,528              8,208              6,845
     Occupancy expenses, net                                      802               775              2,476              2,061
     Other operating expense                                      953               810              2,629              2,214
                                                               --------------------------------------------------------------
   Total other expenses                                         4,419             4,113             13,313             11,120
                                                               --------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      1,027             1,171              3,530              3,013
                                                               --------------------------------------------------------------
   Provision for income taxes                                     276               346              1,036                864
                                                               --------------------------------------------------------------
NET INCOME                                                     $  751            $  825            $ 2,494            $ 2,149
                                                               ==============================================================
EARNINGS PER SHARE - BASIC                                     $ 0.15            $ 0.17            $  0.51            $  0.44
                                                               ==============================================================
EARNINGS PER SHARE - DILUTED                                   $ 0.15            $ 0.16            $  0.49            $  0.43
                                                               ==============================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended and Nine Months Ended September 30, 2003 (unaudited) and 2002 (unaudited)

                                                               Three Months Ended                        Nine Months Ended
                                                         September 30,       September 30,       September 30,      September 30,
                                                              2003               2002                2003                2002
                                                              ----               ----                ----                ----
                                                                                      (In thousands)
Net income                                                  $   751             $   825             $ 2,494             $ 2,149
                                                            -------             -------             -------             -------
Other comprehensive income, net of tax:
  Unrealized gains on assets available for sale:
       Unrealized holding gains (losses)
           arising during period                             (2,888)              1,004              (1,086)              2,189
       Less: reclassification adjustment for
           Gains included in net income                         (41)               (112)               (228)               (116)
                                                            -------             -------             -------             -------
                                                             (2,929)                892              (1,314)              2,073
       Net income benefit (tax)                               1,171                (357)                526                (829)
                                                            -------             -------             -------             -------
Other comprehensive income (loss), net of tax                (1,758)                535                (788)              1,244

Comprehensive Income (Loss)                                 $(1,007)            $ 1,360             $ 1,706             $ 3,393
                                                            =======             =======             =======             =======

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2003 (unaudited)

                                                                                                       Common
                                                                                                        Stock
                                                                                   Accumu-             Issued
                                                                                   lated                Under    Unearned
                                                                                    Other              Employee    Stock
                                                            Additional             Compre-              Stock      Based
                                            Common Stock     Paid-In    Retained   hensive  Treasury    Plans-    Compen-
                                           Shares   Amount   Capital    Earnings    Income    Stock    Unearned   sation     Total
                                                               (in thousands, except number of shares)
Balance as of December 31, 2002          5,495,069    $55    $17,043     $35,174     $ 105  $ (3,120)   $ (728)    $(465)  $ 48,064
Net income                                                                 2,494                                              2,494
Other comprehensive loss, net of tax                                                  (788)                                    (788)
Shares earned under stock plans                                                                                      158        158
Common stock dividends: $0.55 per share                                   (1,207)                                            (1,207)
Treasury stock reissued                                            4                              81                             85
                                         ------------------------------------------------------------------------------------------
Balance as of September 30, 2003         5,495,069    $55    $17,047     $36,461     $(683) $ (3,039)   $ (728)    $(307)  $ 48,806
                                         ==========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended and Nine Months Ended September 30, 2003 (unaudited) and 2002 (unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                    September 30,   September 30,    September 30,     September 30,
                                                                         2003            2002             2003              2002
                                                                         ----            ----             ----              ----
Operating Activities:                                                                       (in thousands)
   Net income                                                         $    751         $    825         $  2,494         $  2,149
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        301              306              866              782
      Amortization of premiums/discounts on securities, net                 67               36              337               98
      Provision for loan losses and other real estate losses               106               80              410              350
      Provision for investment losses                                        0                0                0              256
      Stock compensation earned                                             50               39              158              117
      Loss on sale of other real estate                                     14                0               14               19
     Gain on sale/call of securities, net                                  (41)            (112)            (228)            (116)
      Gain on sale of loans, net                                           (69)            (124)            (383)            (245)
      Income tax payable                                                    76               (8)             106             (118)
      Accrued interest receivable                                          143              127              160              139
      Other assets                                                         739             (283)          (1,547)          (1,157)
      Other liabilities                                                 (1,398)             (19)            (407)            (108)
      Origination of loans held for sale                               (17,018)          (7,247)         (45,315)         (18,876)
      Proceeds from sales of loans                                      12,831            6,010           39,907           19,626
---------------------------------------------------------------------------------------------------------------------------------
          Net cash (used by) provided by operating activities           (3,448)            (370)          (3,428)           2,916
---------------------------------------------------------------------------------------------------------------------------------
   Investing Activities:
     Purchase of investment securities                                 (21,152)         (27,540)         (58,650)         (57,280)
     Principal collected on and proceeds of maturities
        sales or calls from investments                                 14,551           12,716           53,666           38,337
     Purchase of mortgage-backed securities                             (5,023)          (5,493)         (23,070)         (13,524)
     Principal collected on and proceeds from sales
       of mortgage-backed securities                                    10,079            9,005           27,635           21,048
     Net increase in loans                                              (1,980)          (2,281)            (898)          (1,242)
     Purchase of bank premises and equipment                              (391)            (399)          (1,036)          (1,883)
     Proceeds from sale of other real estate                               136               97              184              244
     Purchase of insurance agency                                            0             (201)            (294)            (384)
     Purchase of SBC Financial Corp., net of cash acquired                   0                0                0           (3,328)
---------------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                      (3,780)         (14,096)          (2,463)         (18,012)
---------------------------------------------------------------------------------------------------------------------------------
   Financing Activities:
     Net increase in demand deposit, savings,
        money market, interest-bearing checking and escrow               8,668            3,410           21,782           16,257
     Net decrease in time deposits                                      (1,903)          (3,291)          (4,346)          (7,952)
     Proceeds from borrowings                                                0            9,300            2,000           13,800
     Repayment of borrowings                                            (7,500)          (6,400)         (11,500)         (16,400)
     Cash dividends                                                       (619)            (565)          (1,207)          (1,114)
     Purchase of treasury stock                                              0                0                0               (3)
     Exercise of stock options (using treasury stock)                       41               25               85               71
---------------------------------------------------------------------------------------------------------------------------------
             Net cash (used by) provided by financing activities        (1,313)           2,479            6,814            4,659
---------------------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in cash and cash equivalents                        (8,541)         (11,987)             923          (10,437)
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                        27,307           23,301           17,843           21,751
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $ 18,766         $ 11,314         $ 18,766         $ 11,314
=================================================================================================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                   1,976            2,558            6,324            7,689
Cash paid for income taxes                                                 200              405              931            1,025
Non-cash investing activities:
Transfer of loans to other real estate                                     224               29              365               54
Note payable for insurance acquisition                                       0              194                0              194
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at September 30, 2003 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and nine-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Compensation expense recorded in conjunction with the restricted stock plan was $49,727 and $39,313 for the three months ended September 30, 2003 and 2002 respectively. For the nine months ended September 30, 2003 and 2002, compensation expense recorded was $157,680 and $117,948 respectively.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the fixed award stock plan.

                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                          2003             2002             2003              2002
                                                          ----             ----             ----              ----
                                                                     (in thousands, except share data)
Net income:
        As reported                                    $     751        $     825        $   2,494         $   2,149
Deduct: Total stock-based employee
        Compensation expense determined under
        fair value method, net of related taxes              (35)             (14)            (101)              (44)
                                                       ---------        ---------        ---------         ---------
Pro forma                                              $     716        $     811        $   2,393         $   2,105
                                                       =========        =========        =========         =========

Earnings per share:
  As reported
        Basic                                          $    0.15        $    0.17        $    0.51         $    0.44
        Diluted                                        $    0.15        $    0.16        $    0.49         $    0.43

  Pro forma
        Basic                                          $    0.15        $    0.17        $    0.49         $    0.43
        Diluted                                        $    0.14        $    0.16        $    0.47         $    0.42

Note B - Earnings per Share

Basic earnings per share is computed based on the weighted average shares outstanding at September 30, 2003. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. All share and per share data from prior periods have been restated to reflect the retroactive effect of the stock dividend declared. The following is a reconciliation of basic to diluted earnings per share for the three months ended and nine months ended September 30:

                                           Income            Shares         Per Share
September 30, 2003:                        (dollars in thousands, except share data)
Net income (Three Months Ended)          $  751,021
                                         ----------

Basic Earnings Per Share:                $  751,021         4,937,232       $     0.15
                                                                            ----------
Effect of dilutive securities:
         Stock options and awards                 0           144,513
                                         ----------------------------
Diluted Earnings Per Share               $  751,021         5,081,745       $     0.15
                                                                            ----------

September 30, 2002:
Net income (Three Months Ended)          $  824,954
                                         ----------

Basic Earnings Per Share                 $  824,954         4,859,477       $     0.17
                                                                            ----------
Effect of dilutive securities:
         Stock options and awards                 0           175,585
                                         ----------------------------
Diluted Earnings Per Share               $  824,954         5,035,062       $     0.16
                                                                            ----------

September 30, 2003:
Net income (Nine Months Ended)           $2,493,567
                                         ----------

Basic Earnings Per Share:                $2,493,567         4,910,607       $     0.51
                                                                            ----------
Effect of dilutive securities:
         Stock options and awards                 0           158,721
                                         ----------------------------
Diluted Earnings Per Share               $2,493,567         5,069,328       $     0.49
                                                                            ----------

September 30, 2002:
Net income (Nine Months Ended)           $2,148,821
                                         ----------

Basic Earnings Per Share                 $2,148,821         4,845,938       $     0.44
                                                                            ----------
Effect of dilutive securities:
         Stock options and awards                 0           172,151
                                         ----------------------------
Diluted Earnings Per Share               $2,148,821         5,018,089       $     0.43
                                                                            ----------

Note C - Nature of Operations

On May 31, 2002, the Oneida Savings Bank ("Bank") completed its acquisition of SBC Financial Corporation, the holding company of State Bank of Chittenango; a New York state chartered commercial bank. The two banking offices of State Bank of Chittenango became banking offices of the Bank. The Bank has retained State Bank of Chittenango (SBC) as a special purpose commercial bank subsidiary of the Bank. SBC is permitted to accept municipal deposit accounts from various municipalities, school districts and other public sources; a source of funds not available to the Bank under New York law. The results of SBC's operations have been included in the consolidated financial statements since that date. The Bank paid $11.9 million or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.5 million and resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. Amortization of the core deposit intangible approximated $82,000 and $36,000 for the nine months ended September 30, 2003 and 2002 respectively. Amortization of the core deposit intangible is expected to occur over an 11.5 year period.

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
                                                             ========

The following represents pro-forma information on the results of operations for the three months ended and nine months ended as of September 30, 2003 and 2002:

                                                  Three Months Ended                  Nine Months Ended
                                            September 30,    September 30,      September 30,     September 30,
                                                2003              2002              2003              2002
                                                ----              ----              ----              ----
Net interest income                                         (in thousands, except share data)
         Oneida Financial Corp.                $3,150            $3,143            $9,480            $8,281
         State Bank of Chittenango                  0                 0                 0               910
                                               ------            ------            ------            ------
                           Combined            $3,150            $3,143            $9,480            $9,191
                                               ======            ======            ======            ======

Net income
         Oneida Financial Corp.                $  751            $  825            $2,494            $2,149
         State Bank of Chittenango                  0                 0                 0               123
                                               ------            ------            ------            ------
                           Combined            $  751            $  825            $2,494            $2,272
                                               ======            ======            ======            ======

Basic Earnings per share
         Oneida Financial Corp.                $ 0.15            $ 0.17            $ 0.51            $ 0.44
         State Bank of Chittenango                  0                 0                 0              0.03
                                               ------            ------            ------            ------
                           Combined            $ 0.15            $ 0.17            $ 0.51            $ 0.47
                                               ======            ======            ======            ======

On July 1, 2002, the Bank completed its acquisition of Kennedy & Clarke, Inc., an insurance agency. The Bank paid $200,855 in cash and established a note payable for $194,500 to be paid over 24 months with interest at 6.0% per annum for fixed assets and other intangible assets. Goodwill in the amount of $400,000 was recorded in conjunction with the transaction. Kennedy & Clarke, Inc. has been subsequently merged into Bailey and Haskell Associates, Inc, a subsidiary of the Bank.

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

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 2,873,167 or 56.41% of the outstanding shares as of September 30, 2003 of Oneida Financial Corp., had filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the waiver of dividends subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. The Company announced a cash dividend to all shareholders of record as of July 29, 2003 of $0.28 per share common stock, which was paid on August 12, 2003 to all shareholders other than Oneida Financial MHC. As of September 30, 2003 and December 31, 2002, the retained earnings restricted for cash dividends waived was $3,744,695 and $2,164,453, respectively.

Note E - Subsequent Event

In July 2003 the Bank signed a letter of intent to acquire MacDonald/Yando Agency, Inc., an insurance agency. The acquisition was completed as of October 1, 2003. The Bank paid $219,783 in cash and established a note payable for $219,783 to be paid over 24 months with interest at 5.0% per annum to acquire 100% of the capital stock of MacDonald/Yando Agency, Inc. Goodwill in the amount of $456,000 was recorded in conjunction with the transaction. MacDonald/Yando Agency, Inc. will be subsequently merged into Bailey & Haskell Associates, Inc., a wholly-owned subsidiary of Oneida Savings Bank.

Note F - Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of credit losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. As of September 30, 2003 and 2002, the Bank had impaired loans of approximately $848,000 and $929,000 respectively for which a specific valuation allowance of $359,000 and $768,000 was recorded. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely.

During the third quarter of 2003, the Company downgraded the risk rating on a $2.0 commercial loan relationship. The commercial relationship is with a long-term customer of the Bank, which has been recently impacted by the continuation of a weak economy. As a result, the Company increased its provision expense during the quarter, compared to both the second and third quarters of 2002, to provide allowance for loan losses reserves associated primarily with the increased risk of this specific credit. The Company believes that both the specific allocation for the credit and the overall level of the allowance at September 30, 2003 are adequate. The allowance for loan losses as a percentage of net loans receivable was 1.05% as of September 30, 2003 and 1.07% as of December 31, 2002.

Note G - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended and nine months ended September 30, 2003 and 2002, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. Information about the Company's segments is presented in the following table for the periods indicated:

                                                      --------------------------------------------
                                                         Three Months Ended September 30, 2003
                                                      --------------------------------------------
                                                       Banking           Insurance
                                                      Activities         Activities          Total
                                                                       (in thousands)
Net interest income                                     $3,150            $   --            $3,150
Provision for loan losses                                  106                --               106
                                                        ------            ------            ------
         Net interest income after provision
                  for loan losses                        3,044                --             3,044
Other income                                               875             1,527             2,402
Other expenses                                           3,021             1,398             4,419
                                                        ------            ------            ------
         Income before income taxes                        898               129             1,027
Income tax expense                                         232                44               276
                                                        ------            ------            ------
         Net income                                     $  666            $   85            $  751
                                                        ======            ======            ======

                                                     ----------------------------------------------
                                                         Three Months Ended September 30, 2002
                                                     ----------------------------------------------
                                                       Banking          Insurance
                                                     Activities         Activities           Total
                                                                     (in thousands)
Net interest income                                     $3,143            $   --            $ 3,143
Provision for loan losses                                   80                --                 80
                                                        ------            ------            -------
         Net interest income after provision
                  for loan losses                        3,063                --              3,063
Other income                                               823             1,398              2,221
Other expenses                                           2,882             1,231              4,113
                                                        ------            ------            -------
         Income before income taxes                      1,004               167              1,171
Income tax expense                                         260                86                346
                                                        ------            ------            -------
         Net income                                     $  744            $   81            $   825
                                                        ======            ======            =======

                                                     ----------------------------------------------
                                                            Nine Months Ended September 30, 2003
                                                     ----------------------------------------------
                                                       Banking           Insurance
                                                      Activities         Activities          Total
                                                                      (in thousands)
Net interest income                                     $9,480            $   --            $ 9,480
Provision for loan losses                                  410                --                410
                                                        ------            ------            -------
         Net interest income after provision
                  for loan losses                        9,070                --              9,070
Other income                                             2,819             4,954              7,773
Other expenses                                           9,052             4,261             13,313
                                                        ------            ------            -------
         Income before income taxes                      2,837               693              3,530
Income tax expense                                         800               236              1,036
                                                        ------            ------            -------
         Net income                                     $2,037            $  457            $ 2,494
                                                        ======            ======            =======

                                                     ----------------------------------------------
                                                           Nine Months Ended September 30, 2002
                                                     ----------------------------------------------
                                                       Banking          Insurance
                                                      Activities        Activities           Total
                                                                     (in thousands)
Net interest income                                     $8,281            $   --            $ 8,281
Provision for loan losses                                  350                --                350
                                                        ------            ------            -------
         Net interest income after provision
                  for loan losses                        7,931                --              7,931
Other income                                             2,008             4,194              6,202
Other expenses                                           7,640             3,480             11,120
                                                        ------            ------            -------
         Income before income taxes                      2,299               714              3,013
Income tax expense                                         592               272                864
                                                        ------            ------            -------
         Net income                                     $1,707            $  442            $ 2,149
                                                        ======            ======            =======

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

GENERAL

      Oneida Financial Corp. (the "Company") is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2002 and September 30, 2003 the Company had 4,882,233 shares and 4,938,732 shares outstanding of which 2,873,167 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a cash dividend to all shareholders of record as of July 29, 2003 of $0.28 per share common stock, which was paid on August 12, 2003 to all shareholders other than Oneida Financial MHC our mutual holding company parent. As of September 30, 2003 and December 31, 2002, the retained earnings restricted for cash dividends waived was $3,744,695 and $2,164,453, respectively.

      In July 2003 the Bank signed a letter of intent to acquire MacDonald/Yando Agency, Inc., an insurance agency. The acquisition was completed as of October 1, 2003. The Bank paid $219,783 in cash and established a note payable for $219,783 to be paid over 24 months with interest at 5.0% per annum to acquire 100% of the capital stock of MacDonald/Yando Agency, Inc. Goodwill in the amount of $432,000 was recorded in conjunction with the transaction. MacDonald/Yando Agency, Inc. will be merged into Bailey & Haskell Associates, Inc., a wholly-owned subsidiary of Oneida Savings Bank.

FINANCIAL CONDITION

      ASSETS. Total assets at September 30, 2003 were $424.9 million, an increase of $8.2 million from $416.7 million at December 31, 2002. Asset growth was supported by an increase in total loans to $203.8 million at September 30, 2003 from $197.9 million at December 31, 2002 and an increase of cash and cash equivalents to $18.8 million from $17.8 million for the same periods. The increase in cash and cash equivalents was due to an increase in interest bearing and non-interest bearing deposits for the year as well as proceeds received on the sale of $39.9 million in fixed-rate residential real estate loans. The increase in loans receivable was due to the origination of $105.5 million in loans for the nine months ended September 30, 2003. Residential real estate loans increased by $1.4 million since December 31, 2002, due to loan originations of $56.9 million, partially offset by the sale of $39.5 million of fixed-rate residential real estate loans in the secondary market during the nine months ended September 30, 2003 as well as loan payoffs and pay-downs. Consumer and commercial loan originations totaled $25.3 million and $18.6 million respectively for the nine months ended September 30, 2003. At September 30, 2003, total consumer and commercial business loans increased by $4.5 million from December 31, 2002. Management has sought to increase the Bank's consumer and commercial business loan portfolios consistent with our conservative underwriting standards, with the intent of increasing the average yield on the Bank's interest-earning assets.

      The allowance for loan losses remained at $2.1 million as of September
30, 2003, increasing $37,000 from December 31, 2002. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely.

     During the third quarter of 2003, the Company classified a $2.0 commercial loan relationship. The commercial relationship is with a long-term customer of the Bank, which has been recently impacted by the continuation of a weak local economy. The loan is currently performing in accordance with its terms. As a result, the Company increased its provision expense during the quarter, compared to both the second and third quarters of 2002, to provide allowance for loan losses reserves associated primarily with the increased risk of this specific credit. The Company believes that both the specific allocation for the credit and the overall level of the allowance at September 30, 2003 are adequate. The allowance for loan losses as a percentage of net loans receivable was 1.05% as of September 30, 2003 and 1.07% as of December 31, 2002.

      LIABILITIES. Total liabilities increased by $7.5 million or 2.0% to $376.1 million at September 30, 2003 from $368.6 million at December 31, 2002. The increase is primarily the result of an increase of $17.4 million in total deposits partially offset by a decrease in borrowings of $9.5 million. The Bank continues to emphasize core deposits and checking accounts, which increased by $9.6 million since December 31, 2002. Money market and interest-bearing checking accounts increased $12.6 million since December 31, 2002. Other liabilities decreased $478,000 to $2.8 million as of September 30, 2003 compared to $3.3 million at December 31, 2002. The decrease was due to the tax effect of the adjustment for the net unrealized loss on available for sale mortgage-backed and other investment securities at September 30, 2003.

      STOCKHOLDERS' EQUITY. Total stockholders' equity at September 30, 2003 was $48.8 million, an increase of $742,000 from $48.1 million at December 31, 2002. The increase in stockholders' equity was due to the addition of after-tax net income of $2.5 million for the nine months ended September 30, 2003. The increase to total stockholders' equity was partially offset by the payment of the Company's semiannual cash dividends totaling $0.55 resulting in an equity reduction of $1.2 million. In addition, a decrease in stockholders' equity resulted from an adjustment for the net unrealized loss on available for sale mortgage-backed and other investment securities at September 30, 2003 as compared with December 31, 2002. The recent increase in interest rates during the last three months had a negative effect on the market value of the Company's investments and mortgage-backed securities portfolios, this follows a period of steadily declining market interest rates whereby investment securities with call options were being exercised by issuers and mortgage-backed securities experienced accelerated prepayments of principle resulting in the reinvestment at lower interest rates. Accumulated Other Comprehensive Income decreased $788,000 from December 31, 2002.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended and nine months ended September 30, 2003 and 2002 and for the year ended December 31, 2002. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance. Interim results have been annualized.

      TABLE 1. Average Balance Sheet. (Quarterly)

                                                 Three Months Ended September 30,                Twelve  Months Ended December 31,
                               ----------------------------------------------------------------  ---------------------------------
                                             2003                              2002                             2002
                                 Average    Interest              Average    Interest               Average   Interest
                               Outstanding  Earned/    Yield/   Outstanding   Earned/    Yield/   Outstanding  Earned/     Yield/
                                 Balance     Paid       Rate      Balance      Paid       Rate      Balance     Paid        Rate
                                 -------     ----       ----      -------      ----       ----      -------     ----        ----
Interest-earning Assets:                                             (Dollars in Thousands)
  Loans Receivable*             $207,275   $  3,353       6.47%   $198,361   $  3,746       7.55%   $187,695   $ 14,014       7.47%
  Investment Securities          154,844      1,791       4.63%    151,264      1,898       5.02%    141,407      7,273       5.14%
  Federal Funds                    7,160         15       0.84%      9,797         44       1.80%     11,327        185       1.63%
  Equity Securities                6,325         46       2.91%      5,824         37       2.54%      6,188        179       2.89%
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
    Total Interest-earning
       Assets                    375,604      5,205       5.54%    365,246      5,725       6.27%    346,617     21,651       6.25%
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
Interest-bearing Liabilities:
  Money Market Deposits         $ 39,835   $    119       1.19%   $ 34,469   $    157       1.81%   $ 30,865   $    566       1.83%
  Savings Accounts                74,557        120       0.64%     68,687        159       0.92%     69,160        525       0.76%
  Interest-bearing Checking       18,038         24       0.53%     11,723         13       0.44%     10,499         53       0.50%
  Time Deposits                  126,315        956       3.00%    133,828      1,376       4.08%    125,847      5,397       4.29%

Borrowings                        66,019        836       5.02%     69,307        877       5.02%     72,912      3,627       4.97%
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
    Total Interest-bearing
       Liabilities               324,764      2,055       2.51%    318,014      2,582       3.22%    309,283     10,168       3.29%
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
    Net Interest Income                    $  3,150                          $  3,143                          $ 11,483
                                           ========                          ========                          ========
    Net Interest Spread                                   3.03%                             3.05%                             2.96%
                                                      ========                          ========                          ========
    Net Earning Assets          $ 50,840                          $ 47,232                          $ 37,334
                                ========                          ========                          ========
   Net yield on average
      Interest-earning assets                  3.35%                             3.44%                             3.31%
                                           ========                          ========                          ========
    Average interest-earning
      assets to average
      Interest-bearing
      liabilities                            115.65%                           114.85%                           112.07%
                                           ========                          ========                          ========

                                                  Nine Months Ended September 30,                 Twelve  Months Ended December 31,
                               ----------------------------------------------------------------   ---------------------------------
                                              2003                             2002                             2002
                                 Average    Interest               Average   Interest               Average   Interest
                               Outstanding  Earned/     Yield/  Outstanding   Earned/    Yield/   Outstanding  Earned/     Yield/
                                 Balance     Paid        Rate      Balance     Paid       Rate      Balance     Paid        Rate
                                 -------     ----        ----      -------     ----       ----      -------     ----        ----
Interest-earning Assets:                                         (Dollars in Thousands)
  Loans Receivable*             $204,665   $ 10,341       6.74%   $183,000   $ 10,331       7.53%   $187,695   $ 14,014       7.47%
  Investment Securities          150,905      5,264       4.65%    138,662      5,436       5.23%    141,407      7,273       5.14%
  Federal Funds                    9,774         80       1.09%     11,742        152       1.73%     11,327        185       1.63%
  Equity Securities                6,481        149       3.07%      6,111        122       2.66%      6,188        179       2.89%
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
    Total Interest-earning
      Assets                     371,825     15,834       5.68%    339,515     16,041       6.30%    346,617     21,651       6.25%
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
Interest-bearing Liabilities:
  Money Market Deposits         $ 37,864   $    378       1.33%   $ 28,774   $    418       1.94%   $ 30,865   $    566       1.83%
  Savings Accounts                72,428        342       0.63%     68,492        393       0.77%     69,160        525       0.76%
  Interest-bearing Checking       14,975         55       0.49%      9,911         34       0.46%     10,499         53       0.50%
  Time Deposits                  128,118      3,036       3.17%    124,350      4,197       4.51%    125,847      5,397       4.29%

Borrowings                        69,928      2,543       4.86%     72,738      2,718       5.00%     72,912      3,627       4.97%
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
    Total Interest-bearing
      Liabilities                323,313      6,354       2.63%    304,265      7,760       3.41%    309,283     10,168       3.29%
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
    Net Interest Income                    $  9,480                          $  8,281                          $ 11,483
                                           ========                          ========                          ========
    Net Interest Spread                                   3.05%                             2.89%                             2.96%
                                                      ========                          ========                          ========
    Net Earning Assets          $ 48,512                          $ 35.250                          $ 37,334
                                ========                          ========                          ========
   Net yield on average
      Interest-earning assets                  3.40%                             3.25%                             3.31%
                                           ========                          ========                          ========
    Average interest-earning
      assets to average
      Interest-bearing
      liabilities                            115.00%                           111.59%                           112.07%
                                           ========                          ========                          ========

*Included in Average Loans Receivable balance for the periods presented are Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended September 30, 2003 decreased by $74,000 or 9.0% to $751,000 from $825,000 for the three months ended September 30, 2002. Net income for the nine months ended September 30, 2003 increased $345,000 to $2.5 million compared to $2.1 million for the nine months ended September 30, 2002. The decrease in income for the three months ended September 30, 2003 compared to the same respective period in 2002 is primarily due to a decrease in investment security gains and an increase in operating expenses and the provision for credit losses, partially offset by increases in non-interest income and a decrease in the provision for income taxes. The improvement in net income for the nine months ended September 30, 2003 as compared with the same period in 2002 is primarily due to an increase in net interest income as our earning assets increased due to the acquisition of SBC as of May 31, 2002 and an increase in non-interest income, partially offset by an increase in non-interest expenses and the provision for income taxes.

      INTEREST INCOME. Interest and dividend income decreased to $5.2 million for the three months ended September 30, 2003 from $5.7 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 interest and dividend income was $15.8 million, a decrease of $207,000 or 1.3% as compared with the same period in 2002. The decrease in interest income was primarily a result of a decrease in interest income on investment and mortgage-backed securities of $131,000 for the quarter and $149,000 year-to-date. Interest income on federal funds sold decreased $29,000 for the third quarter 2003 and $72,000 for the nine months ended September 30, 2003 compared with the same period in 2002. Interest income on loans receivable decreased $393,000 for the third quarter of 2003, remaining stable on a year-to-date comparison at $10.3 million for both periods. Partially offsetting the decrease in interest income was an increase in dividend income on equity securities of $33,000 for the three months ended September 30, 2003 compared with 2002 and an increase of $4,000 year-to-date.

      The decrease in interest income from loans is a result of a decrease of 108 basis points in the average yield to 6.47% for the three months ended September 30, 2003 from 7.55% for the three months ended September 30, 2002. Partially offsetting the decrease in average yield was an increase of $8.9 million in the average balance of loans receivable for the three months ended September 30, 2003 as compared with the same period in 2002. Consumer and commercial business loans decreased $2.36 million at September 30, 2003 from September 30, 2002 while residential real estate loans decreased $2.3 million for the same time period, after recording the sale of $52.5 million in fixed rate one-to-four family residential real estate loans. Commercial real estate loans increased $7.3 million at September 30, 2003 from September 30, 2002. The increase in the average assets from September 30, 2002 to September 30, 2003 reflects the complete period affect of the acquisition of SBC on May 31, 2002 which increased loans receivable $26.7 million. For the nine months ended September 30, 2003, the average balance of loans receivable increased $21.7 million with the average yield decreasing 79 basis points from 7.53% during the nine month period in 2002 to 6.74% during the 2003 period. The decrease in the average yield reflects the continued decline in market interest rates during the past twelve months.

      Investment income decreased as a result of a decrease in the average yield of investment securities and mortgage-backed securities of 39 basis points to 4.63% for the three months ended September 30, 2003 from 5.02% for the three months ended September 30, 2002 partially offset by an increase of $3.6 million in the average balance of investment and mortgage-backed securities for the three month period ended September 30, 2003 as compared with the same period in 2002. For the nine months ended September 30, 2003, the average balance of investment securities and mortgage-backed securities increased $12.2 million with the average yield decreasing 58 basis points from 5.23% during the nine month period in 2002 to 4.65% during the 2003 period. The Bank owns stock of the Federal Home Loan Bank as a condition of its membership. The Home Loan Bank has chosen to suspend a quarterly dividend payment due to an impairment charge on investments that they owned and subsequently sold. Capital of the Home Loan Bank remains within regulatory guidelines. Dividends received from the Home Loan Bank totaled $146,000 as of the nine months ended September 30, 2003 compared with $120,000 as of the nine months ended September 30, 2002.

      Interest income from federal funds decreased during the three months ended September 30, 2003 to $15,000 as compared with $44,000 for the 2002 period. The decrease in interest income from federal funds is due to a decrease of 96 basis points in the average yield as well as a decrease in the average balance of $2.6 million. For the nine months ended September 30, 2003, the average balance of federal funds decreased $2.0 million with the average yield decreasing 64 basis points to 1.09% during the 2003 period from 1.73% during the nine month period in 2002. The decrease in the average balance of federal funds is due to the purchase of investments securities during the period as well as the purchase of SBC in 2002. The decrease in the average yield is reflective of the continued decline in market interest rates during the past twelve months.

      INTEREST EXPENSE. Interest expense was $2.1 million for the three months ended September 30, 2003, a decrease of $527,000 or 20.4% from the same period in 2002. The decrease in interest expense is due to a decrease in interest paid on borrowed funds and deposit accounts.

      Interest expense on borrowed funds totaled $836,000 for the third quarter of 2003 compared with $877,000 for the 2002 period. The average cost of borrowed funds remained constant at 5.02% for three months ended September 30, 2003 and 2002. The decrease in interest expense on borrowed funds was due to a decrease in the average balance outstanding of borrowings during the three months ended September 30, 2003 to $66.0 million from $69.3 million for the same period in 2002. For the nine months ended September 30, 2003, the average balance of borrowings decreased $2.8 million with the average yield decreasing 14 basis points from 5.00% during the nine month period in 2002 to 4.86% during the 2003 period.

      Interest expense on deposits decreased by $486,000 for the three months ended September 30, 2003 to $1.2 million, a decrease of 28.5%. The decrease in interest expense on deposits was due to a 85 basis point decrease in the average cost of deposits for the third quarter 2003 partially offset by an increase in the average balance on interest-bearing deposit accounts of $10.0 million. The average balance of interest-bearing deposits for the nine months ended September 30, 2003 increased $21.9 as compared with the same period of 2002. This increase partially offset a decrease in the average rate paid of 90 basis points on deposits resulting in a decrease in interest expense for the nine months ended September 30, 2003 of $1.2 million compared with the prior year. The decrease in the average yield is reflective of the continued decline in market interest rates during the past twelve months.

      PROVISION FOR LOAN LOSSES. Total provisions for loan losses for the three months ended September 30, 2003 were $106,000 as compared to $80,000 made during the same period of 2002. For the nine months ended September 30, 2003, the provision for loan losses was $410,000 compared to $350,000 for the comparable period in 2002. The allowance for loan losses was $2.1 million or 1.05% of loans receivable at September 30, 2003 as compared with a ratio of 1.07% at December 31, 2002.

     During the third quarter of 2003, the Company classified a $2.0 commercial loan relationship. The commercial relationship is with a long-term customer of the Bank, which has been recently impacted by the continuation of a weak economy. The loan is currently performing in accordance with its terms. As a result, the Company increased its provision expense during the quarter, compared to both the second and third quarters of 2002, to provide allowance for loan losses associated primarily with the increased risk of this specific credit. The Company believes that both the specific allocation for the credit and the overall level of the allowance at September 30, 2003 are adequate. Management continues to monitor changes in the loan portfolio mix in response to composition of loans to consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses losses that are probable and reasonably estimable. See discussion of the Company's financial condition for further discussion of the allowance for loan losses.

      OTHER INCOME. Other operating income increased by $181,000 for the three-month period ending September 30, 2003 compared with the same period in 2002 to $2.4 million from $2.2 million. This increase in other income is primarily due to commission income received from the insurance agency of $1.5 million for the three months ended September 30, 2003 as compared with $1.4 million for the same period during 2002. In addition, there was an increase in fee income on deposit accounts of $187,000 to $447,000 for the 2003 period from $260,000 during the 2002 period due primarily as a result of the acquisition of SBC and a greater market emphasis on fee producing deposit products. Partially offsetting these increases was a decrease in income associated with the sale and servicing of fixed rate residential real estate loans to $175,000 in 2003 from $219,000 in 2002, and a decrease of $71,000 in the net gains realized upon the sale of certain investment securities.

      For the nine months ended September 30, 2003, other operating income increased $1.6 million to $7.8 million as of September 30, 2003 from $6.2 million as of September 30, 2002. The increase is primarily due to commission income received from the insurance agency of $5.0 million for the nine months ended September 30, 2003 as compared with $4.2 million for the same period during 2002. In addition, there was an increase in income associated with the sale and servicing of fixed rate residential real estate loans of $258,000 to $720,000 for the 2003 period from $462,000 during the 2002 period. Fee income on deposit accounts increased $433,000 to $1.2 million during the nine months ended September 30, 2003 from $722,000 from the same period in 2002.

      Investment securities gains, net increased $112,000 to $228,000 for the nine months ended September 30, 2003 from $116,000 for the nine months ended September 30, 2002. Included in investment securities gains as of September 30, 2002 was a loss of $256,000 for an other than temporary decline in the value of an investment security. The investment security was written down to the fair market value as of March 31, 2002 and was realized as a loss. Offsetting this write-down were investment gains on the sales of certain investments that totaled $252,000 during the first quarter of 2002.

      OTHER EXPENSES. Other operating expenses increased by $306,000 or 7.4%, to $4.4 million for the three months ended September 30, 2003 from $4.1 million for the same period in 2002. Compensation increased $136,000 or 5.4% due to increases in employee benefit expenses as well as additional expenses associated with the insurance agency subsidiary. Building occupancy expenses increased $27,000, which resulted from additional expenses from insurance agency subsidiary and the addition of SBC facilities. Other operating expenses increased $143,000 due to increases in audit services, insurance and advertising expenses.

      For the nine months ended September 30, 2003, operating expenses increased $2.2 million to $13.3 million from $11.1 million for the nine months ended September 30, 2002. The increase was primarily the result of operating expenses associated with the insurance agency subsidiary and the purchase of SBC.

      INCOME TAX. Income tax expense was $276,000 for the three months ended September 30, 2003, an decrease of $70,000 from the third quarter 2002 provision of $346,000. For the nine months ended, the income tax expense was $1.0 million as compared to $864,000 for the same period in 2002. The effective tax rate increased to 29.3% for 2003 as compared with 28.7% for the nine months ended September 30, 2003. The increase in the effective tax rate is primarily due to the acquisition and integration of SBC.

ONEIDA FINANCIAL CORP.

SELECTED FINANCIAL RATIOS

At and for the Three Months Ended and Nine Months Ended September 30, 2003 and September 30, 2002 (unaudited)

      (annualized where appropriate)

                                                  Three Months Ending     Nine Months Ended
                                                       September 30,        September 30,
                                                     2003       2002       2003       2002
                                                     ----       ----       ----       ----
Performance Ratios:

   Return on average assets                           0.70%      0.78%      0.79%      0.74%
   Return on average equity                           6.02%      7.02%      6.76%      6.21%
   Net interest margin                                3.35%      3.44%      3.40%      3.25%
   Efficiency Ratio                                  78.94%     76.14%     76.69%     76.53%
   Ratio of operating expense
         to average total assets                      4.14%      3.89%       4.0%      3.85%
   Ratio of average interest-earning assets
         to average interest-bearing liabilities    115.65%    114.85%    115.00%    111.59%

Asset Quality Ratios:

   Non-performing assets to total assets              0.11%      0.08%      0.11%      0.08%
   Allowance for loan losses
         to non-performing loans                    745.14%    822.52%    745.14%    822.52%
   Allowance for loan losses
         to loans receivable, net                     1.05%      1.25%      1.05%      1.25%

Capital Ratios:

   Total shareholders' equity to total assets        11.49%     11.26%     11.49%     11.26%
   Average equity to average assets                  11.53%     11.97%     11.53%     12.97%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at September 30, 2003, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Stockholders. There has been no material change in the Company's interest rate risk profile since December 31, 2002.

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

      In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, an U.S. District Court removed a stay of litigation, having been in place since the late 1980's pending settlement negotiations. In December 1998, both the Oneidas and the U.S. Justice Department filed motions to amend the long outstanding claim against the State of New York. The motion attempts to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither the Bank nor the Company is a named defendant in the motion. The Court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. Amended complaints were served by the Oneidas and the United States which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area. In June 2001, the Court determined that certain land purchased by the Oneidas in 1997 and 1998 are exempt from real estate taxes established in 1794 by the Federal Government. The State of New York, Counties of Madison and Oneida and the City of Sherrill have appealed the Courts decision with a court date set for March 2002. In February 2002, a joint statement was issued by the Oneidas, State of New York, and the counties of Madison and Oneida, indicating that the framework for a settlement had been agreed upon subject to the approval by the State legislature and the Federal Government.

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

Item 2 Changes in Securities and Use of Proceeds

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

            Exhibits
            --------

            Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to
                           Section 302 of the Sarbanes Oxley Act of 2002

            Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes - Oxley Act of 2002

            Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            On July 16, 2003 the Company filed a Current Report on Form 8-K, which disclosed that it issued a press release reporting second quarter 2003 financial results. Such Current Report, as an Item 7 exhibit, included the Company's press release dated July 16, 2003.

            On August 26, 2003 the Company filed a Current Report on Form 8-K, which disclosed that the Audit Committee had approved the engagement of Crowe Chizek and Company LLC to serve as the Company's independent public accountants and the dismissal of PricewaterhouseCoopers LLP. Such Current Report, as an Item 7 exhibit, included a letter of PricewaterhouseCoopers LLP dated September 2, 2003

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                      ONEIDA FINANCIAL CORP.


Date: November 10, 2003               By: /s/ Michael R. Kallet
                                          --------------------------------------
                                      Michael R. Kallet
                                      President and Chief Executive Officer


Date: November 10, 2003               By: /s/ Eric E. Stickels
                                          --------------------------------------
                                      Eric E. Stickels
                                      Executive Vice President and Chief
                                      Financial Officer