Form 10-K
period 2003-12-31
ONEIDA FINANCIAL CORP
filed 2004-03-30
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transaction period from _______________ to __________________

                        Commission File Number: 000-25101


                             ONEIDA FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)


              Federal                                    16-1561678
  (State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                  Identification Number)


182 Main Street, Oneida, New York                         13421-1676
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the
past 90 days.   YES  |X|     NO|_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES |_| NO|X|

     As of June 30, 2003, there were issued and outstanding 7,399,953 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2003 ($15.79 ) was $48,794,305 .

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2003 (Parts II and IV).
2.   Proxy Statement for the 2004 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I

ITEM 1.  BUSINESS

Oneida Financial Corp.

      Oneida Financial Corp. (the "Company") was organized in September 1998, for the purpose of acquiring all of the capital stock of The Oneida Savings Bank (the "Bank") upon completion of the Bank's reorganization into the two-tier form of mutual holding company ownership. The Company is majority-owned by Oneida Financial, MHC, a Federally-chartered mutual holding company (the "Mutual Holding Company"). The Company and the mutual holding company are each subject to regulation by the Office of Thrift Supervision ("OTS"). The Company's assets consist primarily of its ownership in the shares of the Bank's common stock.

      At December 31, 2003 the Company had consolidated assets and consolidated stockholders' equity of $428.2 million and $50.8 million, respectively. Through the Bank, the Company has deposits totaling $305.5 million. All disclosures and financial information is presented on a consolidated basis.

      The Company's executive office is located at the main office of the Bank, at 182 Main Street, Oneida, New York 13421-1676. The Company's telephone number is (315) 363-2000.

The Oneida Savings Bank

      The Bank was organized in 1866 as a New York-chartered mutual savings bank. The Bank's deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum amount permitted by law. The Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and seven full service branch offices and using those deposits, together with funds generated from operations and borrowings to make one-to-four family residential and commercial real estate loans, commercial business loans, consumer loans and to invest in mortgage-backed and other securities. The Bank also sells insurance and other commercial services and products through Bailey & Haskell Associates, Inc., its insurance agency subsidiary.

      At December 31, 2003, $135.1 million, or 66.6%, of the Bank's loans were secured by real estate. At December 31, 2003, $79.9 million, or 39.4%, of the Bank's loans were secured by one-to-four family residential real estate, $38.2 million, or 18.8%, of the Bank's loans were secured by commercial real estate, and $17.0 million, or 8.4%, of the Bank's loans were home equity loans. Consumer loans totaled $36.1 million, or 17.8% of the Bank's loans, at December 31, 2003. The Bank also originates commercial business loans which totaled $31.5 million, or 15.6%, of loans at December 31, 2003. The Bank's investment securities and mortgage-backed securities portfolios totaled $122.0 million and $51.8 million, respectively, at December 31, 2003.

      In April 1999 the Bank established Oneida Preferred Funding Corp. as the Bank's wholly owned real estate investment trust subsidiary. At December 31, 2003 Oneida Preferred Funding Corp. held $40.9 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

      In October 2000, the Bank acquired Bailey & Haskell Associates, Inc., which is a wholly owned insurance and financial services subsidiary. Since the acquisition of Bailey & Haskell Associates, Inc. we have acquired four insurance agencies, all of which have been merged into Bailey & Haskell Associates, Inc.

      On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation ("SBC"), the holding company of State Bank of Chittenango ("Chittenango"), a New York State chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained Chittenango as a special purpose commercial bank subsidiary of the Bank. Chittenango is permitted to accept municipal deposit accounts from the various municipalities, school districts and other public sources, a source of funds not available to the Bank under New York law. The Bank paid $11.9 million or $102.60 in cash for each of the 116,079 shares of SBC common stock. Assets acquired as a result of the acquisition totaled $66.5 million and resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. At December 31, 2003, no impairment adjustment has been made to goodwill or other intangibles that were created in the transaction.

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

Lending Activities

      General. The principal lending activity of the Bank has been the origination, for retention in its portfolio, of adjustable rate mortgage (" ARM") loans collateralized by one-to-four family residential real estate located within its primary market area. In the current low interest rate environment, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods the Bank has originated fixed-rate one-to-four family loans for resale in the secondary market, without recourse and on a servicing retained basis. In order to complement the Bank's traditional emphasis of one-to-four family residential real estate lending, management has sought to increase the number of higher yielding commercial real estate loans, consumer loans and commercial business loans. To a limited extent, the Bank will originate loans secured by multi-family properties. The Bank does not view multi-family lending as a significant aspect of its business.

      Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for allowance for loan losses) as of the dates indicated.

                                                               At December 31,
                                   -------------------------------------------------------------------------
                                            2003                     2002                      2001
                                   --------------------    ---------------------     ---------------------
                                    Amount      Percent      Amount      Percent       Amount     Percent
                                   --------    --------    ----------   --------     ----------   --------
                                                                                     (Dollars in thousands)
Real Estate Loans:
   One- to- four  family......     $ 79,910        39.4%   $   85,581       42.8%    $   76,477       44.3%
   Multi-family...............        2,378         1.2         1,983        1.0          1,003        0.6
   Home equity................       17,001         8.4        15,149        7.6         11,077        6.4
   Commercial real estate.....       35,806        17.6        30,096       15.0         23,517       13.6
                                   --------    --------    ----------   --------     ----------   --------
     Total real estate loans..      135,095        66.6       132,809       66.4        112,074       64.9
                                   --------    --------    ----------   --------     ----------   --------

Consumer Loans:
    Automobile loans..........       30,042        14.8        28,857       14.4         29,569       17.1
    Mobile home...............          205         0.1           280        0.1            381        0.2
    Personal loans............        4,326         2.1         6,842        3.4          2,691        1.6
    Guaranteed student loans..           --          --            --         --             --         --`
    Other consumer loans......        1,549         0.8         1,442        0.8          1,465        0.9
                                   --------    --------    ----------   --------     ----------   --------
     Total consumer loans.....       36,122        17.8        37,421       18.7         34,106       19.8

Commercial business loans.....       31,494        15.6        29,775       14.9         26,385       15.3
                                   --------    --------    ----------   --------     ----------   --------

   Total consumer and commercial
     business loans...........       67,616        33.4        67,196       33.6         60,491       35.1
                                   --------    --------    ----------   --------     ----------   --------

     Total loans..............     $202,711       100.00%  $  200,005      100.00%   $  172,565      100.00%

                                   ========    =========   ==========   =========    ==========   =========

Less:
   Allowance for losses.......        2,115                     2,109                     1,672
                                   --------                ----------                ----------
   Total loans receivable, net     $200,596                $  197,896                $  170,893
                                   ========                ==========                ==========

                                                     At December 31,
                                      ----------------------------------------------
                                               2000                      1999
                                      --------------------     ---------------------
                                        Amount     Percent      Amount       Percent
                                      ---------   --------     ---------    --------
Real Estate Loans:
   One- to- four  family......        $  84,386       50.7%    $  81,264        53.9%
   Multi-family...............            1,134        0.7         1,358         0.9
   Home equity................           10,940        6.6         9,740         6.5
   Commercial real estate.....           18,742       11.3        16,560        11.0
                                      ---------   --------     ---------    --------
     Total real estate loans..          115,202       69.3       108,922        72.3
                                      ---------   --------     ---------    --------

Consumer Loans:
    Automobile loans..........           25,818       15.5        16,768        11.1
    Mobile home...............              526        0.4           595         0.4
    Personal loans............            3,450        2.1         6,901         4.6
    Guaranteed student loans..               --         --           305         0.2
    Other consumer loans......            1,432        0.8         1,451         1.0
                                      ---------   --------     ---------    --------
     Total consumer loans.....           31,226       18.8        26,020        17.3

Commercial business loans.....           19,865       11.9        15,727        10.4
                                      ---------   --------     ---------    --------

   Total consumer and commercial
     business loans...........           51,091       30.7        41,747        27.7
                                      ---------   --------     ---------    --------

     Total loans..............        $ 166,293      100.00%   $ 150,669       100.00%
                                      =========   =========    =========    =========

Less:
   Allowance for losses.......            1,632                    1,523
                                      ---------                ---------
   Total loans receivable, net        $ 164,661                $ 149,146
                                      =========                =========

      The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                               At December 31,
                                   -------------------------------------------------------------------------
                                            2003                     2002                      2001
                                   --------------------    ---------------------     ---------------------
                                     Amount     Percent      Amount      Percent      Amount       Percent
                                   --------    --------    ----------   --------     ----------   --------
                                                                                     (Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
   One- to- four  family......     $ 29,197        14.4%   $   27,848       13.9%    $   21,370       12.4%
   Multi-family...............           --          --            --         --             --         --
   Home equity................       10,543         5.2        10,423        5.2          6,634        3.8
   Commercial real estate.....        4,174         2.0         1,799        0.9          1,248        0.7
                                   --------    --------    ----------   --------     ----------   --------
     Total real estate loans..       43,914        21.6        40,070       20.0         29,252       16.9

Consumer Loans:
   Total consumer loans.......       35,211        17.4        36,704       18.4         33,371       19.4

Commercial business loans:
   Total commercial loans.....       13,981         7.0        12,172        6.1         13,765        8.0
                                   --------    --------    ----------   --------     ----------   --------
   Total fixed-rate loans.....       93,106        46.0        88,946       44.5         76,388       44.3
                                   --------    --------    ----------   --------     ----------   --------

ADJUSTABLE RATE LOANS:
Real Estate Loans:
   One- to- four  family......     $ 50,713        25.0%   $   57,733       28.9%    $   55,107       31.9%
   Multi-family...............        2,378         1.2         1,983        1.0          1,003        0.6
   Home equity................        6,458         3.2         4,726        2.4          4,443        2.6
   Commercial real estate.....       31,632        15.6        28,297       14.1         22,269       12.9
                                   --------    --------    ----------   --------     ----------   --------
     Total real estate loans..       91,181        45.0        92,739       46.4         82,822       48.0

Consumer Loans:
   Total consumer loans.......          911         0.4           717        0.3            735        0.4

Commercial business loans:
   Total commercial business loans   17,513         8.6        17,603        8.8         12,620        7.3
                                   --------    --------    ----------   --------     ----------   --------
   Total adjustable-rate loans      109,605        54.0       111,059       55.5         96,177       55.7
                                   --------    --------    ----------   --------     ----------   --------

   Total loans................      202,711       100.00%  $  200,005      100.00%   $  172,565      100.00%
                                   ========    =========   ==========   =========    ==========   =========

Less:
   Allowance for loan losses..        2,115                     2,109                     1,672
                                   --------                ----------                ----------
Total loans receivable, net...     $200,596                $  197,896                $  170,893
                                   ========                ==========                ==========

                                                    At December 31,
                                     ----------------------------------------------
                                              2000                      1999
                                     --------------------     ---------------------
                                      Amount      Percent       Amount      Percent
                                     ----------  --------     ----------   --------
FIXED-RATE LOANS:
Real Estate Loans:
   One- to- four  family......       $   17,485      10.5%    $   18,208       12.1%
   Multi-family...............               --        --             --         --
   Home equity................            6,211       3.7          5,416        3.6
   Commercial real estate.....              775       0.5          1,023        0.7
                                     ----------  --------     ----------   --------
     Total real estate loans..           24,471      14.7         24,647       16.4

Consumer Loans:
   Total consumer loans.......           30,745      18.5         25,284       16.8

Commercial business loans:
   Total commercial loans.....           12,965       7.8         10,027        6.6
                                     ----------  --------     ----------   --------
   Total fixed-rate loans.....           68,181      41.0         59,958       39.8
                                     ----------  --------     ----------   --------

ADJUSTABLE RATE LOANS:
Real Estate Loans:
   One- to- four  family......       $   66,901      40.2%    $   63,056       41.8%
   Multi-family...............            1,134       0.7          1,358        0.9
   Home equity................            4,729       2.9          4,324        2.9
   Commercial real estate.....           17,967      10.8         15,537       10.3
                                     ----------  --------     ----------   --------
     Total real estate loans..           90,731      54.6         84,275       55.9

Consumer Loans:
   Total consumer loans.......              481       0.3            736        0.5

Commercial business loans:
   Total commercial business loans        6,900       4.1          5,700        3.8
                                     ----------  --------     ----------   --------
   Total adjustable-rate loans           98,112      59.0         90,711       60.2
                                     ----------  --------     ----------   --------

   Total loans................       $  166,293     100.00%   $  150,669      100.00%
                                     ==========  =========    ==========   =========

Less:
   Allowance for loan losses..            1,632                     1523
                                     ----------               ----------
Total loans receivable, net...       $  164,661               $  149,146
                                     ==========               ==========

      One-to-Four Family Residential Loans. The Bank's primary lending activity is the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. owever, the Bank will originate one-to-four family loans with loan-to-value ratios of up to 97%, provided the borrower obtains private mortgage insurance. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to-four family fixed-rate loans are offered with a monthly payment feature.

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

      As a result of the lower interest rate environment during the past year, a greater percentage of the Bank's one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans. The Bank originates and generally sells its fixed-rate one-to-four family loans on a servicing retained basis without recourse to the Bank. At December 31, 2003, loans serviced by the Bank for others totaled $93.1 million. During the year ended December 31, 2003 and December 31, 2002, the Bank sold $50.2 million and $32.4 million, respectively in fixed-rate one-to-four family loans. As of December 31, 2003 the Bank has $2.0 million of mortgage loan forward sale commitments to hedge interest rate risk on certain committed originated loans. The fair value of these commitments is not material.

      ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2003, 25.0% of the Bank's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

      All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      At December 31, 2003, approximately $79.9 million, or 39.4% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $114,000 of such loans (representing three loans) were included in nonperforming loans as of that date.

      Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-rate of interest. Both adjustable rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms up to ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 2003, the outstanding balances of home equity loans totaled $17.0 million, or 8.4% of the Bank's loan portfolio.

      Commercial Real Estate Loans. At December 31, 2003, $38.2 million, or 18.8% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2003, the largest commercial real estate loan had a principal balance of $1.4 million and was secured by a medical building. This loan is performing in accordance with its terms. As of December 31, 2003, there were no commercial real estate loans included in nonperforming loans.

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

      Consumer Lending. At December 31, 2003, consumer loans totaled $36.1 million, or 17.8% of the total loan portfolio. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). portfolio. Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 2003, loans secured by automobiles totaled $30.0 million, of which $24.2 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles.

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

      Commercial Business Loans. The Bank also originates commercial business loans. Commercial business loans are originated with terms of up to seven years, at fixed rates of interest except for lines of credit which have variable rates of interest. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 2003, the Bank had $31.5 million of commercial business loans which represented 15.6% of the total loan portfolio. On such date, the largest commercial business lending relationship totaled $2.0 million, which was an unsecured demand note to a local multi-national corporation. At December 31, 2003, unsecured commercial business loans totaled $4.3 million.

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

      Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2003, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                                One                                      Ten
                                              Through      Three          Five          Through       Beyond
                                 Within One    Three      Through        Through      Twenty-Five   Twenty-Five
                                    Year       Years     Five Years     Ten Years        Years         Years         Total
                                 ----------   --------   ----------     ---------     -----------   -----------     --------
                                                                    (In thousands)
Real estate loans:
   One- to- four  family.....     $    567    $    778    $  2,209     $ 11,120       $ 46,901       $ 18,335      $ 79,910
   Home equity...............          176       1,129       3,031       12,276            291             98        17,001
   Commercial real estate....        2,198         264       1,024        7,407         27,291             --        38,184
                                  --------    --------    --------     --------       --------       --------      --------
     Total real estate loans.        2,941       2,171       6,264       30,803         74,483         18,433       135,095

Consumer and other loans.....        1,341      11,432      20,020        2,752            340            237        36,122

Commercial business loans....       15,330       6,442       5,843        3,186            689              4        31,494
                                  --------    --------    --------     --------       --------       --------      --------

     Total loans.............     $ 19,612    $ 20,045    $ 32,127     $ 36,741       $ 75,512       $ 18,674      $202,711
                                  ========    ========    ========     ========       ========       ========      ========

      Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2003, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2004. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                 Due After December 31, 2004
                                              ----------------------------------
                                               Fixed     Adjustable       Total
                                              -------    ---------      --------
                                                       (In thousands)
Real estate loans
   One- to- four  family ...............      $28,711      $50,632      $ 79,343
   Home equity .........................       10,444        6,381        16,825
   Commercial real estate ..............        4,067       31,919        35,986
                                              -------      -------      --------
     Total real estate loans ...........       43,222       88,932       132,154

Consumer and other loans ...............       34,136          645        34,781
Commercial business loans ..............       10,152        6,012        16,164
                                              -------      -------      --------
     Total loans .......................      $87,510      $95,589      $183,099
                                              =======      =======      ========

      Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented except for those purchased as part of the acquisition of SBC.

                                                       Year Ended December 31,
                                                  ------------------------------
                                                    2003        2002       2001
                                                  --------    -------    -------
                                                      (Dollars in thousands)
Originations by Type:
Adjustable Rate:
     Real estate:
       One- to- four  family .................    $  5,733    $ 6,540    $ 4,188
       Home equity ...........................       6,570      2,857      2,350
       Commercial and real estate ............       8,873      7,977      4,562
                                                  --------    -------    -------
       Total real estate loans ...............      21,176     17,374     11,100
       Consumer loans ........................       1,336        969        506
       Commercial business loans .............       6,532      4,270      9,969
                                                  --------    -------    -------
           Total adjustable rate loans .......    $ 29,044    $22,613     21,575
                                                  --------    -------    -------
Fixed-Rate:
     Real estate:
       One- to- four  family .................    $ 63,031    $36,989    $35,173
       Home equity ...........................       2,564      3,551      2,135
       Commercial and real estate ............       1,890      1,172      4,029
                                                  --------    -------    -------
       Total real estate loans ...............      67,485     41,712     41,337
       Consumer loans ........................      20,641     19,085     23,206
       Commercial business loans .............      17,127     13,568     11,651
                                                  --------    -------    -------
           Total fixed rate loans ............    $105,253    $74,365    $76,194
                                                  --------    -------    -------
Total loans originated .......................    $134,297    $96,978    $97,769
                                                  --------    -------    -------

Purchased Adjustable Rate:
     Real estate:
       One- to- four  family .................    $     --    $ 4,143    $    --
       Home equity ...........................          --        354         --
       Commercial and real estate ............          --      1,940         --
                                                  --------    -------    -------
       Total real estate loans ...............          --      6,437         --
       Consumer loans ........................          --         10         --
       Commercial business loans .............          --      3,964         --
                                                  --------    -------    -------
           Total adjustable rate loans .......    $     --    $10,411    $    --
                                                  --------    -------    -------
Fixed-Rate:
     Real estate:
       One- to- four  family .................    $     --    $ 8,080    $    --
       Home equity ...........................          --      2,595         --
       Commercial and real estate ............          --         --         --
                                                  --------    -------    -------
       Total real estate loans ...............          --     10,675         --
       Consumer loans ........................          --      6,582         --
       Commercial business loans .............          --         --         --
                                                  --------    -------    -------
           Total fixed rate loans ............    $     --    $17,257    $    --
                                                  --------    -------    -------
Total loans purchased ........................    $     --    $27,668    $    --
                                                  --------    -------    -------

Sales:
     Real estate:
       One- to- four  family .................    $ 50,222    $32,408    $26,597
       Consumer loans ........................          --        542         --
                                                  --------    -------    -------
Total loans sold .............................    $ 50,222    $32,950    $26,597

Repayments:
     Real estate:
       One- to- four  family .................    $ 24,213    $14,240    $20,673
       Home equity ...........................       7,282      5,285      4,348
       Commercial and real estate ............       4,658      3,530      3,947
                                                  --------    -------    -------
           Total real estate loans ...........      36,153     23,055     28,968
     Consumer loans ..........................      23,276     22,789     20,832
     Commercial business loans ...............      21,940     18,412     15,100
                                                  --------    -------    -------
           Total repayments ..................    $ 81,369    $64,256    $64,900
                                                  --------    -------    -------
           Total reductions ..................    $131,591    $97,206    $91,497
                                                  --------    -------    -------

      Net increases/(decreases)...............    $  2,706    $27,440    $ 6,272
                                                  ========    =======    =======

      Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. All residential loans over $500,000 must be approved by the Bank Loan Committee (consisting of two persons; the President and/or Executive Vice President in charge of credit administration and either one of two senior lending officers appointed to this committee). All loan relationships in excess of $500,000 and up to $750,000 (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Bank Loan Committee. All lending relationships in excess of $750,000 up to $1.5 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Executive Committee of the Board of Directors. All lending relationships in excess of $1.5 million must be approved by the Board of Directors.

      The Board annually approves independent appraisers used by the Bank. The Bank requires an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is the Bank's policy to require hazard insurance on all mortgage loans and title insurance on fixed-rate one-to-four family loans.

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

      Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired net worth on an unsecured basis, and an additional amount equal to 10% of unimpaired net worth if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank's policy provides that loans to one borrower (or related borrowers) should not exceed 15% of the Bank's capital.

      At December 31, 2003, the largest aggregate amount loaned by the Bank to one borrower consisted of a line of credit and commercial loans to a not-for-profit corporation with an outstanding balance totaling $2.4 million. The loans are secured by business assets. At December 31, 2003 this lending relationship was performing in accordance with its terms.

Delinquencies and Classified Assets

      Collection Procedures. A computer generated late notice is sent when a loan's grace period ends. After the late notice has been mailed, accounts are assigned to collectors for follow-up to determine reasons for delinquency and explore payment options. Generally, loans that are 30 days delinquent will receive a default notice from the Bank. With respect to consumer loans, the Bank will commence efforts to repossess the collateral after the loan becomes 45 days delinquent. Loans secured by real estate that are delinquent over 60 days are turned over to the Bank's Collection Department Manager. Generally, after 90 days the Bank will commence legal action.

      Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2003, the Bank had nonperforming loans of $181,000 and a ratio of nonperforming loans to total assets of 0.04%. At December 31, 2003, the Bank's ratio of nonperforming assets to total assets was 0.07%.

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

      The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 2003. When a loan is delinquent 90 days or more, the Bank fully reverses all interest accrued and ceases to accrue interest thereafter.

                                                                 Loans Delinquent for:
                                      ------------------------------------------------------------------------
                                            60-89 Days             90 Days or More       Total delinquent Loans
                                      --------------------      --------------------     ----------------------
                                      Number        Amount      Number        Amount       Number       Amount
                                      ------        ------      ------        ------       ------       ------
                                                                 (Dollars in thousands)
One-to-four family                         2       $    70            3      $   114            5       $  184
Home equity.........................      --            --            1           34            1           34
Commercial real estate..............      --            --           --           --           --           --
Consumer ...........................       2            19            1            1            3           20
Commercial business.................      --            --            1           22            1           22
                                      ------       -------      -------      -------      -------       ------
  Total  ...........................       4       $    89            6      $   171           10       $  260
                                      ======       =======      =======      =======      =======       ======

      Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                            At December 31,
                                                    --------------------------------------------------------------
                                                       2003         2002         2001          2000         1999
                                                    ---------    ---------    ---------     ---------    ---------
                                                                         (Dollars in thousands)
Non-accruing loans:
   One-to-four family...........................    $     114    $      49    $     139     $     112    $     132
   Multi-family.................................           --            -            -             -            -
   Commercial real estate.......................           --            -           69            75            -
   Construction and land........................           --            -            -             -            -
   Consumer.....................................           11            -                          -            -
   Commercial business..........................           22            -            -             -            -
                                                    ---------    ---------    ---------     ---------    ---------
     Total......................................          147           49          208           187          132
                                                    ---------    ---------    ---------     ---------    ---------

Accruing loans delinquent more than 90 days:
   One-to-four family...........................           --            -            -             -            -
   Multi-family.................................           --            -            -             -            -
   Commercial real estate.......................           --            -            -             -            -
   Construction and land........................           --            -            -             -            -
   Consumer.....................................           34            -            -             -            -
   Commercial business..........................           --            -            -             -            -
                                                    ---------    ---------    ---------     ---------    ---------
     Total......................................           34            -            -             -            -
                                                    ---------    ---------    ---------     ---------    ---------

Total nonperforming loans.......................    $     181    $      49    $     208     $     187    $     132
                                                    =========    =========    =========     =========    =========

Foreclosed assets:
   One-to-four family...........................    $      --    $       -    $      77     $      55    $      76
   Multi-family.................................           --            -            -             -            -
   Commercial real estate.......................          115            -            -             -           18
   Construction and land........................           --            -            -             -            -
   Consumer.....................................           --            -            -             -            1
   Commercial business..........................           --            -            -             -            -
                                                    ---------    ---------    ---------     ---------    ---------
     Total......................................          115            -           77            55           95
                                                    =========    =========    =========     =========    =========

Total nonperforming loans as a percentage of
total assets....................................         0.04%        0.01%        0.06%         0.06%        0.05%
                                                    =========    =========    =========     =========    =========
Total nonperforming assets......................    $     296    $      49    $     285     $     242    $     227
                                                    =========    =========    =========     =========    =========
Total nonperforming assets as a percentage of
total assets....................................         0.07%        0.01%        0.08%         0.08%        0.08%
                                                    =========    =========    =========     =========    =========

      During the years ended December 31, 2003 and 2002, respectively, gross interest income of $7,000 and $3,700 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2003 and 2002.

      Classification of Assets. On the basis of management's review of its assets, at December 31, 2003, the Bank had classified a total of $4.1 million of loans as follows:

                                                                   Amount
                                                                   ------
                                                               (in thousands):

         Special mention.........................               $   2,000
         Substandard.............................                   1,376
         Doubtful assets.........................                      --
         Loss assets.............................                      --
         Impaired assets.........................                     700
                                                                ---------
              Total .............................               $   4,076
                                                                =========

         General loss allowance..................               $   1,456
                                                                =========

         Specific loss allowance.................                     659
                                                                =========

      Net charge-offs............................                     524
                                                                =========

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk rating of the various loan categories. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considering among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2003, the total allowance was $2.1 million, which amounted to 1.05% of loans, net and 1,168.5% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as an adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral securing the loan. Management believes the current method of determining the adequacy of the allowance is prudent in light of the Bank's intention to continue to diversify its lending operations through the increased origination of consumer loans, commercial business loans and commercial real estate loans. Management monitors and modifies the level of the allowance for loan losses in order to maintain it at a level which it considers adequate to provide for potential loan losses. For the years ended December 31, 2003 and 2002, the Bank had charge-offs of $725,000 and $807,000, respectively, against this allowance.

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                            December 31,
                                                ------------------------------------------------------------------
                                                    2003          2002          2001          2000          1999
                                                ----------    ----------    ---------     ----------    ----------
                                                                       (Dollars in thousands)
Balance at beginning of period............      $    2,109    $    1,672    $   1,632     $    1,523    $    1,543

Charge-offs:
   One-to-four family.....................              13            19            8              7            91
   Commercial real estate.................              --            --           25             --            --
   Construction and land..................              --            --           --             --            --
   Consumer...............................             509           382          294            260           246
   Commercial business....................             203           406          176             44             1
                                                ----------    ----------    ---------     ----------    ----------
   Total..................................             725           807          503            311           338
                                                ----------    ----------    ---------     ----------    ----------

Recoveries:
   One-to-four family.....................              --            34            1              3             3
   Commercial real estate.................              --            --           --             --            --
   Construction and land..................              --            --           --             --            --
   Consumer...............................              95            62           50             66            85
   Commercial business....................             106            23           12              6             1
                                                ----------    ----------    ---------     ----------    ----------
   Total..................................             201           119           63             75            89
                                                ----------    ----------    ---------     ----------    ----------
Net charge-offs...........................            (524)         (688)        (440)          (236)         (249)
Addition of allowance from acquisition....              --           961           --             --             -
Additions charged to operations...........             530           164          480            345           229
                                                ----------    ----------    ---------     ----------    ----------
Balance at end of period..................      $    2,115    $    2,109    $   1,672     $    1,632    $    1,523
                                                ==========    ==========    =========     ==========    ==========

Allowance for loan losses as a percentage
of total loans receivable, net............            1.05%         1.07%        0.98%          0.99%         1.02%
                                                ==========    ==========    =========     ==========    ==========

Ratio of net charge-offs to average loans.            0.26%         0.37%        0.26%          0.15%         0.18%
                                                ==========    ==========    =========     ==========    ==========

Ratio of net charge-offs to non-performing
loans.....................................          289.50%     1,404.08%      211.54%        126.20%       188.64%
                                                ==========    ==========    =========     ==========    ==========

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                                           At December 31,
                                           --------------------------------------------------------------------------------
                                                          2003                                        2002
                                           -------------------------------------    ---------------------------------------
                                                                       Percent                                    Percent
                                                                      of Loans                                    of Loans
                                           Amount of      Loan         in Each       Amount of       Loan         In Each
                                           Loan Loss     Amounts     Category to     Loan Loss      Amounts       Category
                                           Allowance   by Category   Total Loans    Allowances    by Category   Total Loans
                                           ---------   -----------   -----------    ----------    -----------   -----------
                                                                                                   (Dollars in thousands)
Residential mortgages...................        330    $  96,911          47.81%      $    459     $ 100,730        50.36%
Commercial real estate..................        353       38,184          18.84            409        32,079        16.04
Consumer ...............................        675       36,122          17.82            538        37,421        18.71
Commercial business.....................        743       31,494          15.53            687        29,775        14.89
Unallocated.............................         14           --             --             16            --           --
                                          ---------    ---------       --------       --------     ---------       ------
         Total..........................      2,115    $ 202,711         100.00%      $  2,109     $ 200,005       100.00%
                                          =========     ========       ========       ========     =========       ======

                                                      At December 31,
                                            -------------------------------------
                                                           2001
                                            -------------------------------------
                                                                        Percent
                                                                        of Loans
                                            Amount of      Loan         In Each
                                            Loan Loss     Amounts     Category to
                                            Allowance   by Category   Total Loans
                                            ---------   -----------   -----------
Residential mortgages...................   $     382     $ 87,554        50.74%
Commercial real estate..................         366       24,520        14.21
Consumer ...............................         437       34,106        19.76
Commercial business.....................         487       26,385        15.29
Unallocated.............................          --           --           --
                                           ---------     --------       ------
         Total..........................   $   1,672     $172,565       100.00%
                                           =========     ========       ======

                                                                           At December 31,
                                            ---------------------------------------------------------------------------------
                                                            2000                                        1999
                                            -------------------------------------       -------------------------------------
                                                                        Percent                                     Percent
                                                                        of Loans                                    of Loans
                                            Amount of      Loan         In Each         Amount of      Loan         In Each
                                            Loan Loss     Amounts     Category to       Loan Loss     Amounts     Category to
                                            Allowance   by Category   Total Loans       Allowance   by Category   Total Loans
                                            ---------   -----------   -----------       ---------   -----------   -----------
                                                                      (Dollars in thousands)
Residential mortgages....................  $     487     $  95,326         57.3%         $    469     $  91,004          60.40%
Commercial real estate...................        280        19,876         12.0               235        17,918          11.89
Consumer ................................        422        31,226         18.8               358        26,020          17.27
Commercial business......................        434        19,865         11.9               295        15,727          10.44
Unallocated..............................          9            --           --               166            --            --
                                           ---------     ---------    ---------          --------     ---------    ----------
         Total...........................  $   1,632     $ 166,293        100.00%        $  1,523     $ 150,669         100.00%
                                           =========     =========    ==========         ========     =========    ===========

Securities Investment Activities

      The securities investment policy is established by the Board of Directors of the Bank. This policy dictates that investment decisions will be made based on the safety of the investment, the Bank's liquidity needs, potential returns, cash flow targets and desired risk parameters. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

      The Bank's current policies generally limit securities investments to U.S. Government and agency securities, tax-exempt bonds, public utilities debt obligations, corporate debt obligations and corporate equity securities. In addition, the Bank's policy permits investments in mortgage related securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. In the past, the Bank invested in privately issued collateralized mortgage obligations ("CMOs"), but has only invested in agency issued CMOs in recent years. The Bank's investment strategy is to increase overall investment securities yields while managing interest rate risk. The Bank will only invest in securities rated as investment grade by a nationally recognized investment rating agency. The Bank does not engage in any hedging transactions, such as interest rate swaps or caps.

      Investment Securities. At December 31, 2003, the Bank had $122.0 million, or 28.5% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities, public utility and corporate obligations, a mutual fund and equity investments in corporate and FHLB stock. The corporate debt obligations reported includes trust preferred investments with a book value of $5.4 million and an estimated market value of $5.4 million at December 31, 2003. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. The Bank does not have a trading portfolio. Investment securities are classified as available for sale. At December 31, 2003, the Bank's investment securities portfolio had a weighted average life of 7.51 years.

      Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                 At December 31,
                                      ----------------------------------------------------------------------

                                               2003                    2002                      2001
                                      ---------------------   ----------------------   ---------------------
                                      Amortized     Percent     Amortized   Percent     Amortized    Percent
                                        Cost        of Total      Cost     of Total       Cost      of Total
                                      --------    ---------   ----------   ---------   ----------   --------
                                                               (Dollars in thousands)
Investment securities available for
sale:
   U.S. Government securities....     $     --           --%  $       --          --%  $       --         --%
   Federal agency securities.....       45,840        37.92       48,594       39.61       25,035      31.36
   Corporate debt securities.....       31,175        25.79       42,751       34.84       31,663      40.00
   Tax exempt bonds..............       25,496        21.09       12,642       10.31        3,480       4.40
   Public utilities..............           --           --           --          --          200       0.25
   Equity securities.............       15,020        12.42       15,020       12.24       14,944      18.88
                                      --------    ---------   ----------   ---------   ----------   --------
       Subtotal..................      117,531        97.22      119,007       97.00       75,322      95.16
   FHLB stock....................        3,370         2.78        3,685        3.00        3,830       4.84
                                      --------    ---------   ----------   ---------   ----------   --------
       Total.....................      120,901       100.00%  $  122,692      100.00%  $   79,152     100.00%
                                      ========    =========   ==========   =========   ==========   ========

Average remaining life of
investment securities............    7.51 years               6.07 Years               7.32 Years
Other interest earning assets:
   Interest-bearing deposits with
     banks.......................        1,340       100.00        2,092       46.57        4,909      33.15
   Federal funds sold............           --                     2,400       53.43        9,900      66.85
                                      --------    ---------   ----------   ---------   ----------   --------
       Total loans...............        1,340       100.00%  $    4,492      100.00%  $   14,809     100.00%
                                      ========    =========   ==========   =========   ==========   ========

                                                         At December 31,
                                         ----------------------------------------------
                                                  2000                     1999
                                         ----------------------   ---------------------
                                          Amortized    Percent    Amortized    Percent
                                            Cost      of Total      Cost       of Total
                                         ----------   ---------   ----------   --------
                                                     (Dollars in thousands)
Investment securities available for
sale:
   U.S. Government securities....        $       --        0.00%  $       --       0.00%
   Federal agency securities.....            47,795       52.23       54,803      61.73
   Corporate debt securities.....            17,189       18.78       11,420      12.86
   Tax exempt bonds..............             2,569        2.81        3,624       4.08
   Public utilities..............               200        0.22          200       0.23
   Equity securities.............            19,806       21.64       16,183      18.23
                                         ----------   ---------   ----------   --------
       Subtotal..................            87,559       95.68       86,230      97.13
   FHLB stock....................             3,950        4.32        2,547       2.87
                                         ----------   ---------   ----------   --------
       Total.....................        $   91,509      100.00%  $   88,777     100.00%
                                         ==========   =========   ==========   ========

Average remaining life of
investment securities............        6.40 Years                5.09 Years
Other interest earning assets:
   Interest-bearing deposits with
     banks.......................               297        15.7          873     100.00
   Federal funds sold............             1,600        84.3           --         --
                                         ----------   ---------   ----------   --------
       Total loans...............        $    1,897      100.00%  $      873     100.00%
                                         ==========   =========   ==========   ========

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, cost, market value and weighted average yields for the Bank's investment portfolio at December 31, 2003.

                                                                     December 31, 2003
                                       ----------------------------------------------------------------------------------
                                        Less Than      1 to 5       5 to 10        Over
                                         1 Year        Years         Years       10 Years    Total Investment Securities
                                       ---------    ---------     ---------    ---------        ---------       ---------
                                        Amortized    Amortized     Amortized   Amortized        Amortized      Carrying
                                          Cost         Cost          Cost        Cost             Cost           Value
                                       ---------    ---------     ---------    ---------        ---------       ---------
                                                                   (Dollars in thousands)
   U.S. Government securities....      $      --    $      --     $      --    $      --        $      --       $      --
   Federal agency securities.....             --       13,201        21,153       11,486           45,840          45,500
   Corporate debt securities.....             --        5,299         4,023       21,853           31,175          31,736
   Tax exempt bonds..............          1,183        2,775         8,405       13,133           25,496          26,109
   Public utilities..............             --           --            --           --               --              --
                                       ---------    ---------     ---------    ---------        ---------       ---------
   Equity securities.............             --           --            --       18,390           18,390          18,704
                                       ---------    ---------     ---------    ---------        ---------       ---------
     Total securities.............     $   1,183    $  21,275     $  33,581    $  64,862        $ 120,901       $ 122,049
                                       =========    =========     =========    =========        =========       =========

Weighted average yield (1)........          2.30%        3.89%         4.14%        5.16%            4.60%           5.11%

----------

(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

      Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae; and (iii) increase liquidity. At December 31, 2003, the amortized cost of mortgage-backed securities totaled $51.7 million or 12.1% of total assets, all of which were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 1.5% to 8.5%, a weighted average yield of 4.68% and a weighted average life (including payment assumption) of 13.6 years at December 31, 2003. The estimated fair value of the Bank's mortgage-backed securities at December 31, 2003 was $51.8 million which was $100,000 higher than the amortized cost of $51.7 million.

      Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $51.7 million mortgage-backed securities portfolio at December 31, 2003, $1.1 million with a weighted average yield of 5.51% had contractual maturities within five years, $3.2 million with a weighted average yield of 4.82% had contractual maturities of five to ten years and $47.4 million with a weighted average yield of 4.65% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage related securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

      Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.

                                                                            December 31,
                                                 -----------------------------------------------------------------
                                                         2003                  2002                  2001
                                                 ------------------    -------------------   -------------------
                                                 Amortized  Percent     Amortized Percent    Amortized  Percent
                                                  Cost     of Total       Cost    of Total      Cost   of Total
                                                 --------- --------    ---------  --------   --------   --------
                                                                      (Dollars in thousands)
Mortgage-backed securities available for sale:
  GinnieMae....................................  $ 1,504      2.90%     $ 4,256      11.02%   $14,661      27.57%
  FannieMae....................................   21,863     42.30       12,628      32.68     16,105      30.28
  FreddieMac...................................   22,795     44.10       18,914      48.95     19,395      36.47
  CMOs.........................................    4,961      9.60        2,127       5.50      2,140       4.02
  Small business administration................      565      1.10          713       1.85        883       1.66
                                                 -------   --------     -------     -------   -------     ------
      Total....................................  $51,688    100.00%     $38,638     100.00%   $53,184     100.00%
                                                 =======    ======      ========    ======    =======     ======

                                                                   December 31,
                                                 -------------------------------------------
                                                         2000                  1999
                                                 ------------------    -------------------
                                                 Amortized  Percent     Amortized  Percent
                                                  Cost     of Total       Cost    of Total
                                                 --------- --------    ---------  --------
                                                             (Dollars in thousands)
Mortgage-backed securities available for sale:
  GinnieMae....................................   $13,349      32.94%     7,023      25.60%
  FannieMae....................................    13,336      32.91      14,824     54.05
  FreddieMac...................................    13,793      34.03       5,518     20.12
  CMOs.........................................        50       0.12          62      0.23
  Small business administration................   -------     ------     -------     -----
      Total....................................   $40,528     100.00%   $ 27,427     100.0%
                                                  =======     ======    ========     =====

Sources of Funds

      General. The primary sources of the Bank's funds for use in lending, investing and for other general purposes are deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, NOW accounts, noninterest-bearing checking accounts and money market accounts and certificates of deposit. The Bank also offers IRAs and other qualified plan accounts. Through our special purpose subsidiary at December 31, 2003 the Bank held $6.0 million in municipal deposits.

      At December 31, 2003, deposits totaled $305.5 million. At December 31, 2003, the Bank had a total of $126.7 million in certificates of deposit, of which $79.5 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2003 certificates of deposit with balances of $100,000 or more totaled $32.5 million.

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

      The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                      Year Ended December 31,
                                                            -------------------------------------------
                                                                 2003            2002          2001
                                                            ------------     ----------     -----------
                                                                       (Dollars in thousands)
Opening balance........................................     $    291,779     $  228,163     $   202,755
Deposits acquired from acquisition of SBC..............               --         60,146              --
Deposits...............................................        2,249,912      1,915,273       1,448,285
Withdrawals............................................       (2,241,116)    (1,918,344)     (1,430,907)
Interest credited......................................            4,940          6,541           8,030
                                                            ------------     ----------     -----------

Ending balance.........................................     $    305,515     $  291,779     $   228,163
                                                            ------------     ----------     -----------

Net increase...........................................     $     13,736     $   63,616     $    25,408
                                                            ============     ==========     ===========

Percent increase.......................................             4.71%         27.88%          12.53%
                                                            ============     ==========     ===========

      The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2003.

                                                                         Maturity
                                                     -----------------------------------------------
                                                     3 Months    Over 3 to    Over 6 to      Over 12
                                                      or Less     6 Months    12 Months       Months       Total
                                                     --------    ---------    ---------      -------      --------
                                                                        (In thousands)
Certificates of deposit less than $100,000........   $ 19,723     $ 15,867      $23,749      $34,943      $ 94,282
Certificates of deposit of $100,000 or more.......      9,776        3,373        7,053       12,265        32,467
                                                     --------     --------      -------      -------      ---------

Total of certificates of deposit..................   $ 29,499     $ 19,240      $30,802      $47,208      $126,749
                                                     ========     ========      ========     =======      ========

      The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

                                                                           December 31,
                                             ----------------------------------------------------------------------
                                                     2003                     2002                    2001
                                             --------------------    ---------------------    ---------------------
                                              Amount      Percent     Amount       Percent     Amount       Percent
                                             --------    --------    --------     --------    --------    ---------
                                                                      (Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing.....................     $ 49,644       16.25%   $ 45,951        15.75%   $ 29,882        13.10%
Savings accounts........................       69,177       22.64      64,946        22.26      44,459        19.48
NOW accounts............................       19,907        6.51      12,118         4.15       8,455         3.71
Money market accounts...................       40,038       13.11      35,206        12.07      23,691        10.38
                                             --------    --------    --------     --------    --------    ---------
     Total..............................      178,766       58.51     158,221        54.23     106,487        46.67
                                             --------    --------    --------     --------    --------    ---------

Certificates of deposit:
Less than 2.00%.........................       59,380       19.44      26,014         8.91      11,550         5.06
2.00-3.99%..............................       38,156       12.49      59,481        20.39      13,497         5.92
4.00-5.99%..............................       20,187        6.61      35,309        12.10      50,732        22.23
6.00-7.99%..............................        9,026        2.95      12,754         4.37      45,897        20.12
                                             --------    --------    --------     --------    --------    ---------
     Total certificates of deposit......      126,749       41.49     133,558        45.77     121,676        53.33
                                             --------    --------    --------     --------    --------    ---------
        Total deposits..................     $305,515      100.00%   $291,779       100.00%   $228,163       100.00%
                                             ========    ========    ========     ========    ========    =========

      The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 2003.

                                                                                                            Percent
                                     <2.00%      2.00-3.99%   4.00-5.99%     6.00-7.99%        Total        of Total
                                 ------------    ---------    ----------     ----------   -----------       --------
                                                                (Dollars in thousands)
   Certificate accounts maturing
   in quarter ending:
   March 31, 2004.............   $     24,470     $   3,063    $     781       $  1,185   $    29,499         23.27%
   June 30, 2004..............         13,146         3,793        2,080            221        19,240         15.18
   September 30, 2004.........          9,650         4,586        1,767            248        16,251         12.82
   December 31, 2004..........          8,256         4,904        1,377             14        14,551         11.48
   March 31, 2005.............            263         3,363          455          1,678         5,759          4.54
   June 30, 2005..............            640         2,523          294          2,254         5,711          4.51
   September 30, 2005.........            774         2,900          176          1,404         5,254          4.14
   December 31, 2005..........          1,452         1,645           46            590         3,733          2.95
   Thereafter.................            729        11,379       13,211          1,432        26,751         21.11
                                 ------------    ----------    ---------       --------   -----------        ------
      Total...................   $     59,380    $   38,156    $  20,187       $  9,026   $   126,749        100.00%
                                 ============    ==========    =========       ========   ===========        ======

      Percent of total........          46.85%        30.10%       15.93%          7.12%       100.00%

      Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                        At December 31,
                                                                             -------------------------------------
                                                                                2003         2002          2001
                                                                             ---------    ---------     ----------
                                                                                     (Dollars in thousands)
Short-term borrowings:
  Overnight line of credit.............................................      $  2,500     $  2,000      $    --
  Repurchase agreements - FHLB.........................................            --
Term advances - FHLB...................................................        13,500       16,500       11,600
Long-term borrowings:
  Repurchase agreements - FHLB.........................................        32,000       34,000       36,000
  Term advances - FHLB.................................................        19,400       21,000       29,000
                                                                             --------     --------      -------
    Total borrowings...................................................      $ 67,400     $ 73,500      $76,600
                                                                             --------     --------      -------

Weighted Average interest cost of short-term borrowings
during the year........................................................          4.38%        4.63%        5.02%
                                                                             --------     --------      -------
Weighted Average interest cost of long-term borrowings
during the year........................................................          4.75%        4.89%        5.15%
                                                                             --------     --------      -------

Average Balance of borrowings outstanding during the year..............      $ 68,757     $ 72,912      $ 74,904
                                                                             --------     --------      -------


      Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 2003, the Bank maintained 435 trust/fiduciary accounts, with total assets of $79.9 million under management as compared to 380 trust/fiduciary accounts with $55.6 million total assets at December 31, 2002. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

Limited Purpose Commercial Bank

      In connection with the acquisition of SBC on May 31, 2002, the Bank holds The State Bank of Chittenango as a limited purpose commercial bank. At December 31, 2003, The State Bank of Chittenango held $8.4 million in assets, consisting primarily of U.S. Government obligations and mortgage-backed securities and $6.0 million in deposits.

Insurance Activities

      On October 2, 2000, the Bank completed the acquisition of Bailey & Haskell Associates, Inc., ("B&H"), an insurance agency located in Central New York State. B&H has offices in Oneida, Canastota, Cazenovia, New Hartford and Syracuse. B&H is a full-service insurance and financial services firm with over 90 employees providing services to over 19,000 customers. Adding B&H insurance and financial services business has enabled the Bank to continue evolving from a traditional depository institution into a full-service financial services organization. B&H offers personal and commercial property insurance, life insurance, pension plan services, mutual funds and annuity sales, and other products and services. B&H represents many insurance companies including, Travelers, CNA, Hartford, Progressive, Utica National, Chubb and many more.

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

      On October 1, 2003, the Bank completed it acquisition of MacDonald/Yando Agency, Inc., an insurance agency. The Bank paid $219,783 in cash and established a note payable for $219,783 to be paid over 24 months with interest at 5.0% per annum to acquire the capital stock of the MacDonald/Yando Agency, Inc. The MacDonald/Yando Agency, Inc. has been merged into B&H.

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

Personnel

      As of December 31, 2003, the Bank had 139 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Regulation

      General. The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through its Bank Insurance Fund. The Bank is subject to extensive regulation by the New York State Banking Department (the "Department"), and by the FDIC. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Department concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. On July 18, 2001 the Company and the Mutual Holding Company completed their conversion to federal charters. Consequently, they are subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company, or the Mutual Holding Company.

      Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.

      New York Bank Regulation. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in common sStock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. The Bank has not elected to conduct its investment activities under the "prudent person" standard. A savings bank may also exercise trust powers upon approval of the Department.

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

      Activities and Investments of Insured State-Chartered Banks Acting as Principal. Federal law generally limits the activities and equity investments of FDIC-insured state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, the activities of which are limited to those permissible for a subsidiary of a national bank; (ii) investing as a limited partner in a partnership the sole purpose of which is the direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2003, the Bank had $14.7 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

      Transactions With Affiliates. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally,
Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions, and a broad list of other specified transactions, be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

      Further, Section 22(h) of the Federal Reserve Act and its implementing regulation restricts a savings bank with respect to loans to directors, executive officers, principal stockholders, and their related interests. Under
Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the disinterested directors on the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

      Permitted Activities. Under OTS regulation and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of OTS. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

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

      Waivers of Dividends by Mutual Holding Company. Office of Thrift Supervision regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations. The Mutual Holding Company intends to continue to waive dividends paid by the Company. Under OTS regulations, the Company's public stockholders would not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event the Mutual Holding Company converts to stock form.

      Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than the Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

      Although the Company has incurred some additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

      Federal Securities Law. The Common Stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2003, the Bank was in compliance with these reserve requirements.

      Federal Regulation. Under the Community Reinvestment Act, as amended (the "CRA"), and its implementing regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating was "outstanding."

      New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make a biennial written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2003, the Bank had $3.4 million of FHLB stock. The dividend yield from FHLB stock was 3.96% at December 31, 2003. Due to significant losses in its investment portfolio, the FHLB of New York did not pay any dividends to its members for the quarter ended September 30, 2003, and no assurance can be given that the FHLB will pay any dividends in the future.

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

State Taxation

      New York State Taxation. The Company and the Bank report income on a combined calendar year basis to New York State. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

      The Bank's most recent IRS audit was relative to the Bank's 1993, 1994 and 1995 federal and state income tax returns. New York State Department of Taxation recently completed their audit of the Company's state income tax returns for the years of 1999, 2000 and 2001.

Executive Officers of the Registrant

      Listed below is information, as of December 31, 2003, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

     Name                  Age          Position and Term
     ----                --------       --------------------------------------------------------------
Michael R. Kallet            53         President and Chief Executive Officer since 1990

Eric E. Stickels             42         Executive Vice President and Chief Financial Officer since 1998

Thomas H. Dixon              49         Executive Vice President and Chief Credit Officer since 1996

      A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT www.oneidabank.com AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

ITEM 2.  PROPERTIES

      The Bank conducts its business through its main office located in Oneida, New York, and seven additional full service branch offices. The following table sets forth certain information concerning Company property and equipment at December 31, 2003. The aggregate net book value of the Company's premises and equipment was $10.3 million at December 31, 2003. The insurance subsidiary conducts its business through one owned and four leased facilities with lease expirations not exceeding five years.

                                        Original             Date of             Net Book Value
                                          Year                Lease        of Property and Equipment
     Location                           Acquired           Expiration         at December 31, 2003
------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
Main Office:
182 Main Street                           1889                 N/A                    $1,978
Oneida, New York  13421

Branch Offices:
Camden Branch                             1997                 N/A                     854
41 Harden Boulevard
Camden, New York 13316

Canastota Branch                          1999                 N/A                     917
104 S. Peteboro St.
Canastota, New York 13032

Cazenovia Branch                          1971                 N/A                   2,055
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch                           1976                 N/A                     241
35 Broad Street
Hamilton, New York 13346

Convenience Center                        1988                 N/A                     254
585 Main Street
Oneida, New York 13421

Chittenango Branch                        2002                 N/A                     841
101 Falls Boulevard
Chittenango, New York 13037

Bridgeport Branch                         2002            November 2006                100
8786 State Route 31
Bridgeport, New York 13030


Mortgage Center
126 Lenox Avenue                          1989                 N/A                     157
Oneida, New York 13421

Operations Center
169 Main Street                           2001                 N/A                   1,204
Oneida, New York 13421

Bailey & Haskell Associates, Inc.
Various locations                         2000               Various                 1,457
(Headquarters)
169 Main Street
Oneida, New York 13421

Other Bank Property
102 S. Peterboro St.                      2000                 N/A                     200
Canastota, New York 13032

ITEM 3.  LEGAL PROCEEDINGS

      Much of the Bank's market area is included in the 250,000-acre land claim of the Oneida Indian Nation ("Oneidas"). The land claim area is held primarily by private persons. Over 16 years ago, the United States Supreme Court ruled in favor of the Oneidas in a lawsuit which management believes was intended to encourage the State of New York to negotiate an equitable settlement in a land dispute that has existed for 200 years.

      In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, a United States District Court removed a stay of litigation, having been in place since the late 1980's pending settlement negotiations. In December 1998, both the Oneidas and the United States Justice Department filed motions to amend the long outstanding claim against the State of New York. The motions attempt to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither the Bank nor the Company is a named defendant in the motion. The Court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. In January 2001, amended complaints were served by the Oneidas and the United States, which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area. In June 2001, the Court determined that certain land purchased by the Oneidas in 1997 and 1998 are exempt from real estate taxes, accepting the Oneidas argument that the acquired parcels lie within the boundaries of the "reservation" established in 1794 by the Federal Government. The State of New York, Counties of Madison and Oneida and the City of Sherrill have appealed the Courts decision with a court date set for March 2002. In February 2002, a joint statement was issued by the Oneidas, State of New York and the counties of Madison and Oneida, indicating that the framework for a settlement had been agreed upon subject to the approval by the State legislature and the Federal Government. In July 2003, the United States Court of Appeals affirmed the decision of the lower court against the City of Sherrill but appeals continue relative to the decision against the Counties of Madison and Oneida.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the year ended December 31, 2003 to a vote of securityholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 2003 (the "Annual Report to Stockholders") is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Interest Rate Risk. In recent years, the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of residential monthly and bi-weekly adjustable-rate mortgage loans, commercial adjustable-rate mortgage loans, other business purpose loans and consumer loans consisting primarily of auto loans; (ii) selling substantially all newly originated longer-term fixed-rate one-to-four family residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (iii) managing the Bank's investment activities in a prudent manner in the context of overall balance sheet asset/liability management. Investing in shorter-term securities will generally bear lower yields as compared to longer-term investments, but will better position the Bank for increases in market interest rates and better matches the maturities of the Bank's certificate of deposit accounts. Certificates of deposit that mature in one year or less, at December 31, 2003 totaled $79.5 million, or 24.6% of total interest-bearing liabilities. The wholesale arbitrage strategy of investing allows the Bank to invest in longer-term assets by hedging the additional interest rate risk with liabilities of similar maturity or repricing characteristics. Borrowed funds that mature in one year or less, at December 31, 2003 totaled $16.0 million, or 4.95% of total interest-bearing liabilities. Management believes that this balanced approach to investing will reduce the exposure to interest rate fluctuations will enhance long-term profitability.

      Net Income and Portfolio Value Analysis. The Bank's interest rate sensitivity is monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Bank's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates; reinvestment rates. The following sets forth the Bank's net income and NPV as of December 31, 2003.

       Change in                      Net Interest Income               Net Portfolio Value
    Interest Rates         ----------------------------------------------------------------
    In Basis Points         Dollar    Dollar    Percent    Dollar       Dollar      Percent
     (Rate Shock)           Amount    Change    Change     Amount       Change      Change
                           ----------------------------------------------------------------
                                                (Dollars in thousands)
         +300              $13,394    $   30       0.2%    $45,487     $(11,366)    (20.0)%
         +200              $13,431    $   67       0.5%    $49,402     $ (7,451)    (13.1)%
         +100              $13,425    $   61       0.5%    $53,459     $ (3,394)     (6.0)%
        Static             $13,364    $   --        --%    $    --     $     --         --%
         -100              $13,352    $  (12)    (0.1)%    $ 3,028     $  3,028        5.3%

      There are certain shortcomings inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net interest income and NPV requires the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and tTable assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

ITEM 8.  FINANCIAL STATEMENTS

      The financial statements identified in Item 15(a)(1) hereof are incorporated by reference hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 26, 2003, the Company's Audit Committee of the Board of Directors approved a change in auditors. The Audit Committee approved the engagement of Crowe Chizek and Company LLC to serve as the Company's independent public accountants and the dismissal of PricewaterhouseCoopers LLP ("PwC") as the Company's independent public accountants, effective immediately.

      PwC performed audits of the consolidated financial statements for the two years ended December 31, 2002 and 2001. Their reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the two years ended December 31, 2002 and from December 31, 2002 through the effective date of the PwC termination, there were no disagreements between the Company and PwC on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such years.

      During the two years ended December 31, 2002, and from December 31, 2002 until the effective date of the dismissal of PwC, PwC did not advise the Company of any of the following matters:

1. That the internal controls necessary for the Company to develop reliable financial statements did not exist;

2. That information had come to PwC's attention that had lead it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

3. That there was a need to expand significantly the scope of the audit of the Company, or that information had come to PwC's attention that if further investigated: (i) may materially impact the fairness or reliability of either a previously-issued audit report or underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statement covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or (ii) may cause it to be unwilling to rely on management's representation or be associated with the Company's financial statements and that, due to its dismissal, PwC did not so expand the scope of its audit or conduct such further investigation;

4. That information had come to PwC's attention that it had concluded materially impacted the fairness of reliability of either: (i) a previously-issued audit report or the underlying financial statements or
      (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified report on those financial statements), or that, due to its dismissal, there were no such unresolved issues as of the date of its dismissal.

      The Company requested that PwC furnish a letter to the SEC indicating whether it agreed with the above statements, and this letter is filed herewith as Exhibit 16 to this Annual Report on Form 10-K.

      During the two years ended December 31, 2002, and from December 31, 2002 through the engagement of Crowe Chizek and Company LLC as the Company's independent accountant, neither the Company nor anyone on its behalf had consulted Crowe Chizek and Company LLC with respect to any accounting, auditing or financial reporting issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statement, or any related item.

ITEM 9A. CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b)   Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company's website at www.oneidabank.com.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated by reference from the Registrant's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain owners and management is incorporated by reference from the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning relationships and transactions is incorporated by reference from the Company's Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information concerning principal accountant fees and services is incorporated by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements

               o   Report of Independent Accountants

               o   Consolidated Statements of Condition,
                        December 31, 2003, 2002 and 2001

               o   Consolidated Statements of Income,
                        Years Ended December 31, 2003, 2002 and 2001

               o   Consolidated Statements of Changes in Stockholders' Equity,
                        Years Ended December 31, 2003, 2002 and 2001

               o   Consolidated Statements of Cash Flows,
                        Years Ended December 31, 2003, 2002 and 2001

               o   Notes to Consolidated Financial Statements.

      (a)(2)   Financial Statement Schedules

               No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

      (a)(3)   Exhibits

               3.1      Certificate of Incorporation of Oneida Financial Corp.*

               3.2      Bylaws of Oneida Financial Corp.*

               4        Form of Stock Certificate**

               10.1     Employee Stock Ownership Plan**

               10.2     Stock Option Plan**

               10.3     Recognition and Retention Plan**

               13       Annual Report to Stockholders

               14       Code of Ethics

               16       Letter regarding change in certifying accountant***

               21       Subsidiaries of the Company

               23 Consent of Auditor to incorporate financial statements into Form S-8

               23.1     Consent of Independent Auditors - Crowe Chizek and
                        Company LLC

               23.2a Consent of Independent Auditors - Princewaterhouse Coopers LLP

               23.2b    Report of Independent Auditors - Princewaterhouse
                        Coopers LLP

               31.1     Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

               31.2     Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company's Current Report on Form 8-K filed on July 20, 2001. (File No. 000-25101).

** Incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 17, 1998. (File No. 333-63603).

***Incorporated by reference to the Company's Current Report on Form 8-K, Item
4. Changes in Registrant's Certifying Accountant, filed on September 3, 2003.

      (b)      Reports on Form 8-K:

               On October 21, 2003, the Company filed a Current Report on Form 8-K, Item 12. Results of Operations and Financial Condition, in which the Company announced its September 30, 2003 financial results.

      (c)      The exhibits listed under (a)(3) above are filed herewith.

      (d)      Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ONEIDA FINANCIAL CORP.

Date: March 26, 2004                   By: /s/ Michael R. Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael R. Kallet                                 By:   /s/ Eric E. Stickels
    -------------------------------------------------           ---------------------------------------------------
    Michael R. Kallet, President and Chief                      Eric E. Stickels, Executive Vice President and
    Executive Officer                                           Chief Financial Officer
    (Principal Executive Officer)                               (Principal Financial and Accounting Officer)

Date: March 26, 2004                                      Date: March 26, 2004


By: /s/ Thomas H. Dixon                                   By:   /s/ Patricia D. Caprio
    -------------------------------------------------           ---------------------------------------------------
    Thomas H. Dixon, Executive Vice President                   Patricia D. Caprio, Director

Date: March 26, 2004                                      Date: March 26, 2004


By: /s/ Edward J. Clarke                                  By:   /s/ Marlene C. Denney
    -------------------------------------------------           ---------------------------------------------------
    Edward J. Clarke, Director                                  Marlene C. Denney, Director

Date: March 26, 2004                                      Date: March 26, 2004


By: /s/ James J. Devine, Jr.                              By:   /s/ John E. Haskell
    -------------------------------------------------           ---------------------------------------------------
     James J. Devine, Jr., Director                             John E. Haskell, Director

Date: March 26, 2004                                      Date: March 26, 2004


By: /s/ Rodney D. Kent                                    By:   /s/ William D. Matthews
    -------------------------------------------------           ---------------------------------------------------
     Rodney D. Kent, Director                                   William D. Matthews, Director

Date: March 26, 2004                                      Date: March 26, 2004


By: /s/ Michael W. Milmoe                                 By:   /s/ Richared B. Myers
    -------------------------------------------------           ---------------------------------------------------
     Michael W. Milmoe, Director                                Richard B. Myers, Director

Date: March 26, 2004                                      Date: March 26, 2004

By: /s/ Gerald N. Volk                                    By:   /s/Frank O. White, Jr.
    -------------------------------------------------           --------------------------------------------------
     Gerald N. Volk, Director                                   Frank O. White, Jr., Director

Date: March 26, 2004                                      Date: March 26, 2004