Form 10-Q
period 2004-03-31
ONEIDA FINANCIAL CORP
filed 2004-05-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_____________________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,488,862 shares of the Registrant's common stock outstanding as of May 1, 2004.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements                                                      1

            Consolidated Statements of Condition                                      2
            As of March 31, 2004 (unaudited) and December 31, 2003 (audited)

            Consolidated Statements of Operations (unaudited)                         3
            For the three months ended March 31, 2004 and 2003

            Consolidated Statements of Comprehensive Income (unaudited)               4
            For the three months ended March 31, 2004 and 2003

            Consolidated Statements of Changes in Stockholders' Equity (unaudited)    5
            For the three months ended March 31, 2004

            Consolidated Statements of Cash Flows (unaudited)                         6
            For the three months ended March 31, 2004 and 2003

            Notes to Consolidated Financial Statements (unaudited)                    8

   Item 2.  Management's Discussion and Analysis of Financial Condition              12
            And Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk               18

   Item 4.  Controls and Procedures                                                  18

PART II. OTHER INFORMATION                                                           19

PART I. FINANCIAL INFORMATION

      Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2004 and December 31, 2003

                                                         (unaudited)          (audited)
                                                             At                  At
                                                          March 31,          December 31,
                                                            2004                 2003
                                                            ----                 ----
ASSETS                                                  (in thousands, except share data)
    Cash and due from banks                               $  11,491           $  12,289
    Federal funds sold                                        4,800                  --
                                                          -----------------------------

 TOTAL CASH AND CASH EQUIVALENTS                             16,291              12,289

    Investment securities, at fair value                    120,341             122,049
    Mortgage-backed securities, at fair value                49,810              51,788

    Mortgage loans held for sale                              1,939               1,960

    Loans receivable                                        200,633             200,752
    Allowance for credit losses                              (2,190)             (2,115)
                                                          -----------------------------

 LOANS RECEIVABLE, NET                                      198,443             198,637

    Bank premises and equipment, net                         10,101              10,258
    Accrued interest receivable                               2,005               2,191
    Other real estate                                           203                 115
    Other assets                                              4,341               5,798
    Cash surrender value - life insurance                    10,491              10,373
    Goodwill                                                 11,632              11,632
    Other intangible assets                                   1,071               1,099
    -----------------------------------------------------------------------------------
    TOTAL ASSETS                                          $ 426,668           $ 428,189
    ===================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Interest bearing deposits                             $ 256,662           $ 255,871
    Non-interest bearing deposits                            49,367              49,644
    Borrowings                                               64,900              67,400
    Other liabilities                                         3,953               4,439
                                                          -----------------------------

TOTAL LIABILITIES                                           374,882             377,354
Stockholders' equity:
    Preferred stock, 1,000,000 shares authorized                 --                  --
    Common stock ($.01 par value; 20,000,000
      shares authorized;
       8,242,452 and 5,495,069 issued)                           82                  55
    Additional paid-in capital                               17,567              17,552
    Retained earnings                                        37,215              37,144
    Common shares issued under employee
      stock plans - unearned                                   (581)               (581)
    Accumulated other comprehensive income                      738                  21
    Treasury stock (at cost, 587,557
          and 602,437 shares)                                (2,970)             (3,039)
    Unearned stock-based compensation                          (265)               (317)
    -----------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                               51,786              50,835
    -----------------------------------------------------------------------------------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                  $ 426,668           $ 428,189
    ===================================================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 (unaudited) and 2003 (unaudited)

                                                                   Three Months Ended
                                                                March 31,         March 31,
                                                                  2004              2003
                                                                  ----              ----
                                                       (in thousands, except Earnings per Share Data)
INTEREST INCOME:
         Interest and fees on loans                             $  3,216          $  3,525
         Interest on investment and mortgage-
                  backed securities                                1,486             1,545
         Dividends on equity securities                              184               215
         Interest on federal fund sold and
                  interest-earning deposits                            8                39
------------------------------------------------------------------------------------------
   Total interest and dividend income                              4,894             5,324
------------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposit                                              76               108
         Money market and interest-bearing checking                   98               147
         Time deposits                                               855             1,072
         Borrowings                                                  682               856
------------------------------------------------------------------------------------------
                  Total interest expense                           1,711             2,183
------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                3,183             3,141
         Less: Provision for loan losses                             150               120
------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses             3,033             3,021
------------------------------------------------------------------------------------------
OTHER INCOME:
         Investment security gain, net                                31               189
         Commission income                                         1,817             1,647
         Other operating income                                      772               828
------------------------------------------------------------------------------------------
   Total other income                                              2,620             2,664
------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                        2,970             2,780
         Occupancy expenses, net                                     791               848
         Other operating expense                                     915               797
------------------------------------------------------------------------------------------
   Total other expenses                                            4,676             4,425
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           977             1,260
------------------------------------------------------------------------------------------
   Provision for income taxes                                        255               390
------------------------------------------------------------------------------------------
NET INCOME                                                      $    722          $    870
==========================================================================================
EARNINGS PER SHARE - BASIC                                      $   0.10          $   0.12
==========================================================================================
EARNINGS PER SHARE - DILUTED                                    $   0.09          $   0.11
==========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2004 (unaudited) and 2003 (unaudited)

                                                        Three Months Ended
                                                      March 31,     March 31,
                                                        2004          2003
                                                        ----          ----
                                                           (in thousands)
 Net income                                            $   722       $   870
                                                       -------       -------

 Other comprehensive income, net of tax:
   Unrealized gains on assets available for sale:
      Unrealized holding gains
        arising during period                            1,226           110
      Less: reclassification adjustment for
        gains included in net income                       (31)         (189)
                                                       -------       -------
                                                         1,195           (79)
      Net income tax (provision) benefit                  (478)           32
                                                       -------       -------
Other comprehensive income (loss), net of tax              717           (47)

Comprehensive Income                                   $ 1,439       $   823
                                                       =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2004 (unaudited)


                                                                                                Accumulated
                                                                      Additional                   Other
                                                  Common Stock         Paid-In     Retained    Comprehensive   Treasury
                                              Shares       Amount      Capital      Earning        Income        Stock
                                                                 (in thousands, except number of shares)
Balance as of December 31, 2003              5,495,069      $55        $  17,552    $  37,144     $      21    $  (3,039)
Net income                                                                                722
Three-for-two stock split effected in the
    form of a 50% stock dividend             2,747,383       27                           (27)
Other comprehensive income, net of tax                                                                  717
Shares earned under stock plans
Common stock dividends: $0.28 per share                                                  (624)
Treasury stock reissued                                                       15                                      69
                                            ----------------------------------------------------------------------------

Balance as of March 31, 2004                 8,242,452      $82        $  17,567    $  37,215     $     738    $  (2,970)
                                            ============================================================================


                                            Common Stock
                                            Issued Under    Unearned
                                              Employee        Stock
                                            Stock Plans-      Based          Total
                                              Unearned     Compensation
                                             (in thousands, except number of shares)
Balance as of December 31, 2003              $    (581)      $    (317)    $  50,835
Net income                                                                       722
Three-for-two stock split effected in the
    form of a 50% stock dividend                                                   0
Other comprehensive income, net of tax                                           717
Shares earned under stock plans                                     52            52
Common stock dividends: $0.28 per share                                         (624)
Treasury stock reissued                                                           84
                                             ---------------------------------------

Balance as of March 31, 2004                 $    (581)      $    (265)    $  51,786
                                             =======================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004 (unaudited) and 2003 (unaudited)

                                                                  Three Months Ended
                                                                 March 31,    March 31,
                                                                   2004         2003
                                                                   ----         ----
Operating Activities:                                               (in thousands)
   Net income                                                    $    722     $    870
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   274          288
      Amortization of premiums/discounts on securities, net           151           92
      Provision for loan losses and other real estate losses          150          120
      Stock compensation earned                                        52           50
      Gain on sale/call of securities, net                            (31)        (189)
      Gain on sale of loans, net                                      (29)        (140)
      Income tax payable                                              277          177
      Accrued interest receivable                                     186          300
      Other assets                                                  1,168          (84)
      Other liabilities                                            (1,070)        (322)
      Origination of loans held for sale                           (2,248)     (10,892)
      Proceeds from sales of loans                                  2,298        9,813
--------------------------------------------------------------------------------------
          Net cash provided by operating activities                 1,900           83
--------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                               (10,927)     (15,283)
  Principal collected on and proceeds of maturities
      sales or calls from investments                              13,254       24,288
  Purchase of mortgage-backed securities                                0      (17,047)
  Principal collected on and proceeds from sales
      of mortgage-backed securities                                 2,434        9,250
  Net increase in loans                                               (44)      (1,491)
  Purchase of bank premises and equipment                             (89)        (225)
--------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities       4,628         (508)
--------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, super now and escrow                              630        4,762
  Net (decrease)  increase in time deposits                          (116)         231
  Proceeds from borrowings                                         17,500            0
  Repayment of borrowings                                         (20,000)      (2,000)
  Cash dividends                                                     (624)        (587)
  Exercise of stock options (using treasury stock)                     84           10
--------------------------------------------------------------------------------------
          Net cash provided by financing activities                (2,526)       2,416
--------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    4,002        1,991
--------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   12,289       17,843
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $ 16,291     $ 19,834
======================================================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                        1,729       2,129
Cash paid for income taxes                                        0         214
Non-cash investing activities:
Unrealized (loss) gain on investment and mortgage-backed
     securities designated as available for sale              1,195         (79)
Transfer of loans to other real estate                           88          49
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                 MARCH 31, 2004

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at March 31, 2004 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Note B - Earnings per Share

Basic earnings per share is computed based on the weighted average shares outstanding at March 31, 2004. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The Company paid a three-for-two stock dividend on February 24, 2004. All share and per share data from prior periods have been restated to reflect the retroactive effect of the stock dividend. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31:

                                      Income       Shares     Per Share

March 31, 2004:

Net income (Three Months Ended)      $ 721,614
                                     ---------

Basic Earnings Per Share:            $ 721,614    7,445,073    $    0.10
                                                               ---------
Effect of dilutive securities:
         Stock options and awards            0      201,084
                                     ----------------------
Diluted Earnings Per Share           $ 721,614    7,646,157    $    0.09
                                                               ---------

March 31, 2003:

Net income (Three Months Ended)      $ 870,338
                                     ---------

Basic Earnings Per Share             $ 870,338    7,325,049    $    0.12
                                                               ---------
Effect of dilutive securities:
         Stock options and awards            0      258,192
                                     ----------------------
Diluted Earnings Per Share           $ 870,338    7,583,241    $    0.11
                                                               ---------

Note C - Nature of Operations

      On October 1, 2003, the Bank completed its acquisition of MacDonald/Yando Agency, Inc., an insurance agency. The Bank paid $219,783 in cash and established a note payable for $219,783 to be over 24 months with interest at 5.0% per annum to acquire 100% of the capital stock of the MacDonald/Yando Agency, Inc. Goodwill of approximately $434,000 was recorded in conjunction with this transaction. An intangible asset was also established in the amount of $22,000 which will be amortized over a five year period. Amortization expense was $1,100 for 2004 and 2003 respectively. MacDonald/Yando Agency, Inc. has been subsequently merged into the Agency.

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

for shares previously owned) or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.5 million and resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. Amortization of the core deposit intangible approximated $27,000 for the three months ended March 31, 2004 and 2003.

On October 2, 2000, the Bank completed its acquisition of Bailey & Haskell Associates, Inc., an insurance agency (the "Agency"). The Bank paid $3,075,000 in cash and $500,000 in Company stock, of which 45,496 shares of stock were issued in January 2001, to the Agency's shareholders. Goodwill in the amount of $3,350,000 was recorded in conjunction with the transaction. Under terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period.

The acquisitions were accounted for under the purchase method of accounting.

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

Compensation expense recorded in conjunction with this plan was $51,421 and $49,726 for the three months ended March 31, 2004 and 2003 respectively.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for stock-Based Compensation," to stock-based employee compensation.

                                                      Three Months Ended March 31,
                                                     2004                     2003
                                                             (in thousands)
Net income:
         As reported                                 $ 722                    $ 870
Deduct:  Total stock-based employee
         Compensation expense determined under
          fair value method, net of related taxes      (29)                     (17)
                                                     -----                    -----
Pro forma                                            $ 693                    $ 853
                                                     =====                    =====

Earnings per share:
  As reported
         Basic                                       $0.10                    $0.12
         Diluted                                     $0.09                    $0.11

  Pro forma
         Basic                                       $0.09                    $0.11
         Diluted                                     $0.09                    $0.11

Note E - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 56.30% of the outstanding shares as of March 31, 2004 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of March 31, 2004 and December 31, 2003, the retained earnings restricted for cash dividends waived was $4,549,181 and $3,744,695, respectively.

Note F - Stock Split

On February 24, 2004, the Company paid a three-for-two stock dividend. The stock dividend was paid with authorized but unissued shares of common stock and fractional shares were paid in cash based on the last sales price of the common stock on the first trading date following the record date, as adjusted for the stock dividend. The Company recorded the stock dividend as of the ex-dividend date. All per share data from previous periods have been retroactively restated to reflect the effect of the stock dividend.

Note G - Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the probable or incurred risk in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. As of March 31, 2004 and December 31, 2003, the Bank had impaired loans of approximately $546,000 and $1.2 million respectively for which a specific valuation allowance of $263,000 and $503,000 was recorded.

During the first quarter of 2004, the Company further downgraded the risk rating on a $2.0 million unsecured commercial loan to a large local multinational Corporation. The commercial relationship has recently been impacted by the continuation of a weak economy. As a result, the Company increased its provision expense during the quarter, compared to the first quarter of 2003, to provide allowance for loan losses associated primarily with the increased risk of this specific credit. The Company believes that both the specific allocation for the credit and the overall level of the allowance at March 31, 2004 are adequate. At March 31, 2004 the allowance for loan losses as a percentage of net loans receivable was 1.09% as compared to 1.05% on March 31, 2003.

Note H - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended March 31, 2004 and 2003, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                 ----------------------------------
                                                 Three Months Ended March 31, 2004
                                                 ----------------------------------
                                                   Banking     Insurance
                                                 Activities   Activities     Total
Net interest income                                $3,183       $   --       $3,183
Provision for loan losses                             150           --          150
                                                   ------       ------       ------
         Net interest income after provision
                  for loan losses                   3,033           --        3,033
Other income                                          803        1,817        2,620
Other expenses                                      3,081        1,595        4,676
                                                   ------       ------       ------
         Income before income taxes                   755          222          977
Income tax expense                                    185           70          255
                                                   ------       ------       ------
         Net income                                $  570       $  152       $  722
                                                   ======       ======       ======


                                                 ----------------------------------
                                                 Three Months Ended March 31, 2003
                                                 ----------------------------------
                                                   Banking    Insurance
                                                 Activities   Activities     Total
Net interest income                                $3,141       $   --       $3,141
Provision for loan losses                             120           --          120
                                                   ------       ------       ------
         Net interest income after provision
                  for loan losses                   3,021           --        3,021
Other income                                        1,017        1,647        2,664
Other expenses                                      3,003        1,422        4,425
                                                   ------       ------       ------
         Income before income taxes                 1,035          225        1,260
Income tax expense                                    330           60          390
                                                   ------       ------       ------
         Net income                                $  705       $  165       $  870
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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2003 and March 31, 2004 the Company had 7,437,982 shares and 7,452,862 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      On February 24, 2004, the Company paid a three-for-two stock dividend. The stock dividend was paid with authorized but unissued shares of common stock and fractional shares were paid in cash based on the last sales price of the common stock on the first trading date following the record date, as adjusted for the stock dividend. The Company recorded the stock dividend as of the ex-dividend date. All per share data from previous periods have been retroactively restated to reflect the effect of the stock dividend.

      The Company announced a cash dividend as of January 27, 2004 and was paid on February 10, 2004 of $0.28 per share to its shareholders. Oneida Financial MHC waived its receipt of dividends.

      On October 1, 2003, the Bank completed its acquisition of MacDonald/Yando Agency, Inc., an insurance agency. The Bank paid $219,783 in cash and established a note payable for $219,783 to be over 24 months with interest at 5.0% per annum to acquire 100% of the capital stock of the MacDonald/Yando Agency, Inc. Goodwill of approximately $434,000 was recorded in conjunction with this transaction. An intangible asset was also established in the amount of $22,000 which will be amortized over a five year period. Amortization expense was $1,100 for 2004 and 2003 respectively. MacDonald/Yando Agency, Inc. has been subsequently merged into the Agency.

FINANCIAL CONDITION

      ASSETS. Total assets at March 31, 2004 were $426.7 million, a decrease of $1.5 million from $428.2 million at December 31, 2003. The decline in total assets was attributable to a decrease of $1.5 million in other assets due to a decrease in accounts receivable from our insurance agency subsidiary related to timing of insurance premium receivables. Investment and mortgage-backed securities also decreased $3.7 million offset by an increase in cash and cash equivalents of $4.0 million from $12.3 million at December 31, 2003 to $16.3 million at March 31, 2004. The decrease in investments and mortgage-backed securities was due to the timing of investing excess cash and cash equivalents. Net loans receivable also decreased $200,000 to $200.4 million at March 31, 2004 compared with $200.6 million at December 31, 2003. Residential loans increased by $1.6 since December 31, 2003, after the sale of $2.3 million of fixed-rate residential real estate loans in the secondary market during the first quarter 2004. At March 31, 2004, total consumer and commercial business loans decreased by $1.8 million from December 31, 2003 due to loan principal reductions and refinancing activity exceeding new loan originations. Originations totaled $10.5 million for the three months ended March 31, 2004 as compared with $10.6 million during the same period in 2003. Loan principal reductions totaled $11.6 million for the three months ended March 31, 2004 compared with $10.7 million during the same period in 2003.

      The allowance for loan losses increased $75,000 from $2.1 million at December 31, 2003 to $2.2 million as of March 31, 2004. The allowance is established through a provision for loan losses based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio, current economic conditions and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay the loan in accordance with its terms, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for credit losses when management believes that the collectibility of principal is unlikely. At March 31, 2004 the allowance for loan losses as a percentage of net loans receivable was 1.09% as compared to 1.05% on March 31, 2003.

      LIABILITIES. Total liabilities decreased by $2.5 million or 0.7% to $374.9 million at March 31, 2004 from $377.4 million at December 31, 2003. The decrease is primarily the result of a decrease in borrowings of $2.5 million offset by an increase of $514,000 in total deposits. The decrease in borrowings was due to the payment of the FHLB overnight line of credit of $2.5 million that was outstanding as of December 31, 2003. The Bank continues to emphasize core deposit savings and checking accounts, which increased by $1.5 million since December 31, 2003. Money market and interest-bearing checking accounts decreased $550,000 since December 31, 2003.

      STOCKHOLDERS' EQUITY. Total stockholders' equity at March 31, 2004 was $51.8 million, an increase of $951,000 from $50.8 million at December 31, 2003. The increase in stockholders' equity was due to the addition of after-tax net income of $722,000 for the three months ended March 31, 2004. In addition, the increase in stockholders' equity was the result of an adjustment for the net unrealized gain on available for sale mortgage-backed and other investment securities at March 31, 2004 as compared with December 31, 2003. Accumulated Other Comprehensive Income (Loss) increased $717,000 from December 31, 2003.

      The increase to total stockholders' equity was partially offset by the payment of the Company's semiannual cash dividend of $0.28 resulting in an equity reduction of $623,000.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended March 31, 2004 and 2003 and for the year ended December 31, 2003. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

TABLE 1. Average Balance Sheet.

                                                        Three Months Ended March 31,
                                  -------------------------------------------------------------------------
                                                  2004                                2003
                                    Average     Interest                 Average    Interest
                                  Outstanding    Earned/      Yield/   Outstanding   Earned/        Yield/
Assets                              Balance       Paid         Rate      Balance       Paid          Rate
------                              -------       ----         ----      -------       ----          ----
Interest-earning Assets:                                     (Dollars Thousands)
  Loans Receivable*                 $202,658    $  3,216         6.35%   $202,182    $  3,525         6.97%
  Investment Securities              160,599       1,658         4.13%    147,104       1,708         4.64%
  Federal Funds                        1,443           8         2.22%     13,536          39         1.15%
  Equity Securities                    6,363          12         0.75%      6,760          52         3.08%
                                    --------    --------     --------    --------    --------     --------
    Total Interest-earning Assets    371,063       4,894         5.28%    369,582       5,324         5.76%
                                    --------    --------     --------    --------    --------     --------
Non interest-earning assets:
  Cash and due from banks              9,611                                8,984
  Other assets                        42,145                               40,309
                                    --------                             --------
              Total assets          $422,819                             $418,875
                                    ========                             ========

Liabilities and Stockholders'
Equity
Interest-bearing Liabilities:
  Money Market Deposits             $ 39,991    $     77         0.77%   $ 36,386    $    132         1.47%
  Savings Accounts                    71,988          76         0.42%     68,870         108         0.64%
  Interest-bearing Checking           20,805          21         0.41%     12,834          15         0.47%
  Time Deposits                      122,661         855         2.80%    129,494       1,072         3.36%

  Borrowings                          63,631         682         4.31%    72,,145         856         4.81%
                                    --------    --------     --------    --------    --------     --------
    Total Interest-bearing Liabs     319,076       1,711         2.16%    319,729       2,183         2.77%
                                    --------    --------     --------    --------    --------     --------
Non interest-bearing liabilities:
  Demand deposits                     49,064                               44,260
  Other liabilities                    3,471                                6,596
                                    --------                             --------
      Total liabilities             $371,611                             $370,585
                                    --------                             --------
Stockholders' equity                  51,208                               48,290
                                    --------                             --------
Total liabilities and
stockholders' equity                $422,819                             $418,875
                                    ========                             ========

    Net Interest Income                         $  3,183                             $  3,141
                                                ========                             ========

    Net Interest Spread                                          3.12%                                2.99%
                                                             ========                             ========

    Net Earning Assets              $ 51,987                             $ 49,853
                                    ========                             ========

    Net yield on average
      Interest-earning assets                       3.43%                                3.40%
                                                ========                             ========

    Average interest-earning
      assets to average
      Interest-bearing liabs                      116.29%                              115.59%
                                                ========                             ========


                                      Twelve  Months Ended Dec. 31,
                                 ---------------------------------------
                                                 2003
                                    Average    Interest
                                  Outstanding   Earned/       Yield/
Assets                              Balance      Paid         Rate
------                              -------      ----         ----
Interest-earning Assets:                  (Dollars Thousands)
   Loans Receivable*                $204,119    $ 13,592         6.66%
  Investment Securities              153,136       6,956         4.54%
  Federal Funds                        8,767          94         1.07%
  Equity Securities                    6,459         152         2.35%
                                    --------    --------     --------
    Total Interest-earning Assets    372,481      20,794         5.58%
                                    --------    --------     --------
Non interest-earning assets:
  Cash and due from banks             11,156
  Other assets                        39,625
                                    --------
              Total assets          $423,262
                                    ========
Liabilities and Stockholders'
Equity
Interest-bearing Liabilities:
  Money Market Deposits             $ 38,818    $    481         1.24%
  Savings Accounts                    71,342         440         0.63%
  Interest-bearing Checking           15,982          78         0.49%
  Time Deposits                      127,094       3,942         3.10%

  Borrowings                          68,757       3,282         4.77%
                                    --------    --------     --------
    Total Interest-bearing Liabs     321,993       8,223         2.55%
                                    --------    --------     --------
Non interest-bearing
liabilities:
  Demand deposits                     47,884
  Other liabilities                    4,226
                                    --------
      Total liabilities             $374,103
                                    --------
Stockholders' equity                  49,159
                                    --------
Total liabilities and
stockholders' equity                $423,262
                                    ========

    Net Interest Income                         $ 12,571
                                                ========

    Net Interest Spread                                          3.03%
                                                             ========
    Net Earning Assets              $ 50,488
                                    ========
    Net yield on average
      Interest-earning assets                       3.37%
                                                ========
    Average interest-earning
      assets to average
      Interest-bearing liabs                      115.68%
                                                ========

* Included in Average Loans Receivable balance for the periods presented is Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended March 31, 2004 was $722,000; a decrease of $148,000 or 17.0% from $870,000 for the three months ended March 31, 2003. The decreases were due primarily to a decrease in non-interest income and an increase in the provision for loan losses and non-interest expense. The decreases in income were partially offset by increases in net interest income and provision for income taxes.

      INTEREST INCOME. Interest income decreased by $430,000 or 8.1%, to $4.9 million for the three months ended March 31, 2004 from $5.3 million for three months ended March 31, 2003. The decrease in interest income was primarily a result of a decrease in interest income on loans receivable of $309,000 for the first quarter of 2004 compared with the same period in 2003. In addition, interest income on investment and mortgage-backed securities decreased $50,000, dividend income on equity securities decreased $40,000, and interest income on federal funds sold decreased $31,000 for the first quarter 2004.

      The decrease in interest income from loans is a result of an increase of $476,000 in the average balance of loans receivable for the three months ended March 31, 2004 as compared with the same period in 2003 offset by a decrease of 62 basis points in the average yield to 6.35% at March 31, 2004 from 6.97% at March 31, 2003. Commercial real estate loans increased $4.5 million at March 31, 2004 from March 31, 2003. Offsetting the increase in commercial real estate loans was a decrease of $1.4 million in consumer and commercial business loans at March 31, 2004 from March 31, 2003 while residential real estate loans decreased $3.0 million for the same time period, after recording the sale of $42.8 million in fixed rate one-to-four family residential real estate loans.

      Investment income decreased as a result of a decrease in the average yield of investment securities and mortgage-backed securities of 51 basis points to 4.13% at March 31, 2004 from 4.64% at March 31, 2003 partially offset by an increase of $13.4 million in the average balance of investment and mortgage-backed securities for the three month period ended March 31, 2004 as compared with the same period in 2003.

      Interest income from federal funds decreased during the three months ended March 31, 2004 to $8,000 as compared with $39,000 for the 2003 period. The decrease in interest income is due to a decrease in the average balance of $12.1 million offset by an increase of 107 basis points in the average yield.

      INTEREST EXPENSE. Interest expense was $1.7 million for the three months ended March 31, 2004, a decrease of $472,000 or 21.6% from the same period in 2003. The decrease in interest expense is due to a decrease in interest paid on borrowed funds and deposit accounts. Interest expense of borrowed funds totaled $682,000 for the first quarter of 2004 compared with $856,000 for the 2003 period. The average cost of borrowed funds decreased 50 basis points to 4.31% as of March 31, 2004 from 4.8% for the three months ended March 31, 2003. In addition, the average balance outstanding of borrowings decreased during the three months ended March 31, 2004 to $63.6 million compared to $72.1million for the same period in 2003. Interest expense on deposits decreased by $298,000 for the three months ended March 31, 2004 to $1.0 million, a decrease of 22.5%. The decrease in interest expense on deposits was due to a 154 basis point decrease in the average cost of deposits for the first quarter 2004 partially offset by an increase in the average balance on deposit accounts of $7.9 million.

      PROVISION FOR LOAN LOSSES. Total provisions for loan losses for the three months ended March 31, 2004 were $150,000 as compared to $120,000 made during the same period of 2003. The allowance for loan losses was $2.2 million or 1.09% of loans receivable at March 31, 2004 as compared with $2.1 million or 1.05% of loans receivable at March 31, 2003. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses losses that are probable and reasonably estimable.

      During the first quarter of 2004, the Company further downgraded the risk rating on a $2.0 million unsecured commercial loan to a large local multinational Corporation. The commercial relationship has recently been impacted by the continuation of a weak economy. As a result, the Company increased its provision expense during the quarter, compared to the first quarter of 2003, to provide allowance for loan losses associated primarily with the increased risk of this specific credit. The Company believes that both the specific allocation for the credit and the overall level of the allowance at March 31, 2004 are adequate. At March 31, 2004 the allowance for loan losses as a percentage of net loans receivable was 1.09% as compared to 1.05% on March 31, 2003.

      OTHER INCOME. Other operating income decreased by $44,000 for the three-month period ending March 31, 2004 compared with the same period in 2003 to $2.6 million from $2.7 million. The decline is primarily due to the gains received on the sale of fixed rate residential loans in the secondary market which were approximated $29,000 for the three months ended March 31, 2004 compared with $140,000 for the same period in 2003. Investment security gains, net decreased $158,000 to $31,000 for the quarter ended March 31, 2004 from $189,000 for the quarter ended March 31, 2003. Offsetting the decrease in gains on sales of mortgages and investments, commission income received from the insurance agencies increase to $1.8 million for the three months ended March 31, 2004 as compared with $1.6 million for the same period during 2003. In addition, there was an increase in fee income on deposit accounts of $118,000 to $435,000 for the 2004 period from $317,000 during the 2003 period.

      OTHER EXPENSES. Other operating expenses increased by $251,000 or 5.7%, to $4.7 million for the three months ended March 31, 2004 from $4.4 million for the same period in 2003. Compensation expense increased $190,000 or 6.8% due to increases in employee benefit expenses as well as additional expenses associated with the insurance agency subsidiaries. Other expenses increased $118,000 primarily the result of operating expenses incurred associated with our insurance agency business and an increase in advertising expense related to a checking account promotion.

      INCOME TAX. Income tax expense was $255,000 for the three months ended March 31, 2004, a decrease of $135,000 from the first quarter 2003 expense of $390,000. The effective tax rate decreased to 26.1% for 2004 to date from 31.0% for the three months of 2003 to reflect the overall tax rate in effect for 2003.

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2004 and March 31, 2003(unaudited)

(annualized where appropriate)

                                              Three Months Ending
                                                    March 31,
                                                 2004      2003
                                                -----     -----

Performance Ratios:

  Return on average assets                       0.68%     0.83%
  Return on average equity                       5.64%     7.21%
  Net interest margin                            3.43%     3.40%
  Efficiency Ratio                              80.10%    75.76%
  Ratio of operating expense
     to average total assets                     4.42%     4.23%
  Ratio of average interest-earning assets
     to average interest-bearing liabilities   116.29%   115.09%

Asset Quality Ratios:

  Non-performing assets to total assets          0.10%     0.12%
  Allowance for loan losses
     to non-performing loans                   893.88%   458.26%
  Allowance for loan losses
     to loans receivable, net                    1.09%     1.05%

Capital Ratios:

  Total stockholders' equity to total assets    12.14%    11.52%
  Average equity to average assets              12.11%    11.53%

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

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2003 Annual Report to Stockholders. There has been no material change in the Company's risk profile since December 31, 2003.

ITEM 4. Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(3) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods or submits specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                             ONEIDA FINANCIAL CORP.
                                AND SUBSIDIARIES

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

Item 2 Changes in Securities, Use of Proceeds and Stock Repurchase

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

            Exhibits

            Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to
            Section 302 of the Sarbanes - Oxley Act of 2002

            Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-k

            On April 22, 2004 , the Company filed a Current Report on Form 8-K, which disclosed that it issued a press release reporting first quarter 2004 financial results. Such Current report, as an Item 99.1 exhibit, included the Company's press release dated April 22, 2004.

            On February 6, 2004, the Company filed a Current Report on Form 8-K, which disclosed that it issued a press release reporting its December 31, 2003 financial results. Such Current report, as an Item
            99.1 exhibit, included the Company's press release dated February 6, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           ONEIDA FINANCIAL CORP.


Date: May 13, 2004                    By:  /s/ Michael R. Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer


Date: May 13, 2004                    By:  /s/  Eric E. Stickels
                                           -------------------------------------
                                           Eric E. Stickels
                                           Executive Vice President and Chief
                                           Financial Officer