Form 10-Q
period 2004-06-30
ONEIDA FINANCIAL CORP
filed 2004-08-13
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,489,132 shares of the Registrant's common stock outstanding as of August 2, 2004.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements                                                                1

             Consolidated Statements of Condition                                                2
             As of June 30, 2004 (unaudited) and December 31, 2003 (audited)

             Consolidated Statements of Operations (unaudited)                                   3
             For the three months ended and six months ended June 30, 2004 and 2003

             Consolidated Statements of Comprehensive Income (Loss)(unaudited)                   4
             For the three months ended and six months ended June 30, 2004 and 2003

             Consolidated Statements of Changes in Stockholders' Equity (unaudited)
             For the three months ended and six months ended June 30, 2004                       5

             Consolidated Statements of Cash Flows (unaudited)                                   6
             For the three months ended and six months ended June 30, 2004 and 2003

             Notes to Consolidated Financial Statements (unaudited)                              7

   Item 2.   Management's Discussion and Analysis of Financial Condition                        13
             And Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                         20

   Item 4.   Controls and Procedures                                                            20

PART II.     OTHER INFORMATION                                                                  21

   Item 1.   Legal Proceedings                                                                  21

   Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases                        21
             of Equity Securities

   Item 3.   Defaults Upon Senior Securities                                                    22

   Item 4.   Submission of Matters to a Vote of Security Holders                                22

   Item 5.   Other Information                                                                  22

   Item 6.   Exhibits and Reports on 8-K.                                                       22

PART I. FINANCIAL INFORMATION

      Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2004 and December 31, 2003

                                                                   (unaudited)               (audited)
                                                                        At                       At
                                                                     June 30,               December 31,
                                                                       2004                     2003
                                                                       ----                     ----
ASSETS                                                               (in thousands, except share data)
         Cash and due from banks                                    $  11,670                 $  12,289
         Federal funds sold                                                --                        --
                                                                    -----------------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                      11,670                    12,289

         Investment securities, at fair value                         129,021                   122,049
         Mortgage-backed securities, at fair value                     40,899                    51,788

         Mortgage loans held for sale                                   2,977                     1,960

         Loans receivable                                             205,304                   200,752
         Allowance for loan losses                                     (2,279)                   (2,115)
                                                                    -----------------------------------
   LOANS RECEIVABLE, NET                                              203,025                   198,637

         Bank premises and equipment, net                              10,058                    10,258
         Accrued interest receivable                                    2,327                     2,191
         Other real estate                                                 87                       115
         Other assets                                                   6,768                     5,798
         Cash surrender value - life insurance                         10,608                    10,373
         Goodwill                                                      12,284                    11,632
         Other intangible assets                                        1,042                     1,099
         ----------------------------------------------------------------------------------------------
         TOTAL ASSETS                                               $ 430,766                 $ 428,189
         ==============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                                  $ 257,479                 $ 255,871
         Non-interest bearing deposits                                 51,407                    49,644
         Borrowings                                                    69,975                    67,400
         Other liabilities                                              3,083                     4,439
                                                                    -----------------------------------
TOTAL LIABILITIES                                                     381,944                   377,354
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized                      --                        --
         Common stock ($.01 par value; 20,000,000
              shares authorized;
              8,242,452 and 5,495,069 issued)                              82                        55
         Additional paid-in capital                                    17,585                    17,552
         Retained earnings                                             38,111                    37,144
         Common shares issued under employee
              stock plans - unearned                                     (581)                     (581)
         Accumulated other comprehensive (loss) income                 (3,097)                       21
         Treasury stock (at cost, 588,412
                        and 602,437 shares)                            (3,052)                   (3,039)
         Unearned stock-based compensation                               (226)                     (317)
         ----------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                    48,822                    50,835
         ----------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                       $ 430,766                 $ 428,189
         ==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2004 (unaudited) and 2003 (unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                          June 30,         June 30,         June 30,      June 30,
                                                                           2004              2003            2004           2003
                                                                           ----              ----            ----           ----
                                                                                (in thousands, except Earnings per Share Data)
INTEREST INCOME:
         Interest and fees on loans                                       $ 3,181          $ 3,464          $ 6,398       $ 6,988
         Interest on investment and mortgage-
              backed securities                                             1,590            1,604            3,074         3,149
         Dividends on equity securities                                       171              212              355           427

         Interest on federal funds sold and
              Interest-earning deposits                                         4               26               13            65

----------------------------------------------------------------------------------------------------------------------------------
  Total interest and dividend income                                        4,946            5,306            9,840        10,629
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposit                                                       82              114              158           222
         Money market and interest-bearing checking                            94              143              192           290
         Time deposits                                                        814            1,008            1,669         2,079
         Borrowings                                                           708              852            1,390         1,708
----------------------------------------------------------------------------------------------------------------------------------
              Total interest expense                                        1,698            2,117            3,409         4,299
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                         3,248            3,189            6,431         6,330
         Less: Provision for loan losses                                      150              185              300           305
----------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                       3,098            3,004            6,131         6,025
----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
         Investment security (loss) gain, net                                 (86)              (2)             (55)          187
         Commission income                                                  1,984            1,780            3,801         3,427
         Other operating income                                               831              929            1,603         1,757
----------------------------------------------------------------------------------------------------------------------------------
  Total other income                                                        2,729            2,707            5,349         5,371
----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                                 2,872            2,765            5,842         5,544
         Occupancy expenses, net                                              803              826            1,594         1,674
         Other operating expense                                              911              878            1,826         1,675
----------------------------------------------------------------------------------------------------------------------------------
  Total other expenses                                                      4,586            4,469            9,262         8,893
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                  1,241            1,242            2,218         2,503
----------------------------------------------------------------------------------------------------------------------------------
  Provision for income taxes                                                  345              370              600           760
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $   896          $   872          $ 1,618       $ 1,743
==================================================================================================================================
EARNINGS PER SHARE - BASIC                                                $  0.12          $  0.12          $  0.22       $  0.24
==================================================================================================================================
EARNINGS PER SHARE - DILUTED                                              $  0.12          $  0.11          $  0.21       $  0.23
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and Six Months Ended June 30, 2004 (unaudited) and 2003 (unaudited)

                                                                  Three Months Ended            Six Months Ended
                                                                June 30,      June 30,      June 30,        June 30,
                                                                  2004          2003          2004           2003
                                                                  ----          ----          ----           ----
                                                                                  (In thousands)
Net income                                                      $   896       $   872        $ 1,618        $ 1,743
                                                                -------       -------        -------        -------
Other comprehensive income (loss), net of tax:
 Unrealized gains on assets available for sale:
    Unrealized holding gains (losses)
       arising during period                                     (6,306)        1,696         (5,142)         1,428
    Less: reclassification adjustment for
       Gains (losses) included in net income                        (86)           (2)           (55)           187
                                                                -------       -------        -------        -------
                                                                 (6,392)        1,694         (5,197)         1,615
    Net income tax benefit (effect)                               2,557          (677)         2,079           (645)
                                                                -------       -------        -------        -------
Other comprehensive income (loss), net of tax                    (3,835)        1,017         (3,118)           970

Comprehensive Income (Loss)                                     $(2,939)      $ 1,889        $(1,500)       $ 2,713
                                                                =======       =======        =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months and Six Months Ended June 30, 2004 (unaudited)


                                                                                  Accumulated
                                                          Additional                 Other
                                        Common Stock       Paid-In    Retained  Comprehensive
                                     Shares      Amount    Capital    Earnings   Income (Loss)
                                             (In thousands, except number of shares)
Balance as of December 31, 2003     5,495,069    $  55     $ 17,552    $37,144      $    21
Net income                                                                 722
Three-for-two stock split
   effected in the form of
   a 50% stock dividend             2,747,383       27                     (27)
Other comprehensive income,
   net of tax                                                                           717
Shares earned under stock
   plans
Common stock dividends:
   $0.28 per share                                                        (624)
Treasury stock reissued                                          15
                                    --------------------------------------------------------

Balance as of March 31, 2004        8,242,452    $  82     $ 17,567    $37,215      $   738

Net income                                                                 896
Other comprehensive income,
   net of tax                                                                        (3,835)
Shares issued under stock
   plans                                                         18
Shares earned under stock
   plans
Stock repurchased
Treasury stock reissued
                                    --------------------------------------------------------

Balance as of June 30, 2004         8,242,452    $  82     $ 17,585    $38,111      $(3,097)
                                    ========================================================

                                               Common Stock
                                               Issued Under     Unearned
                                                 Employee        Stock
                                    Treasury   Stock Plans-       Based
                                     Stock       Unearned     Compensation     Total
                                         (In thousands, except number of shares)
Balance as of December 31, 2003     $(3,039)      $(581)          $(317)      $50,835
Net income                                                                        722
Three-for-two stock split
   effected in the form of
   a 50% stock dividend                                                            --
Other comprehensive income,
   net of tax                                                                     717
Shares earned under stock
   plans                                                             52            52
Common stock dividends:
   $0.28 per share                                                               (624)
Treasury stock reissued                  69                                        84
                                    -------------------------------------------------

Balance as of March 31, 2004        $(2,970)      $(581)          $(265)      $51,786

Net income                                                                        896
Other comprehensive income,
   net of tax                                                                  (3,835)
Shares issued under stock
   plans                                                            (18)           --
Shares earned under stock
   plans                                                             57            57
Stock repurchased                        (95)                                     (95)
Treasury stock reissued                  13                                        13
                                    -------------------------------------------------

Balance as of June 30, 2004         $(3,052)      $(581)          $(226)      $48,822
                                    =================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Six Months Ended June 30, 2004 (unaudited) and 2003 (unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                  June 30,       June 30,       June 30,       June 30,
                                                                    2004           2003           2004           2003
                                                                    ----           ----           ----           ----
Operating Activities:                                                                 (in thousands)
   Net income                                                     $    896       $    872       $  1,618       $  1,743
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    269            276            543            565
      Amortization of premiums/discounts on securities, net            101            178            252            269
      Provision for loan losses and other real estate losses           150            185            300            305
      Stock compensation earned                                         57             58            109            108
      Loss (Gain) on sale/call of securities, net                       86              2             55           (187)
      Loss (Gain) on sale of loans, net                                (29)          (174)           (58)          (314)
      Income tax payable                                              (176)          (147)           101             30
      Accrued interest receivable                                     (322)          (282)          (136)            18
      Other assets                                                    (582)        (2,202)           586         (2,286)
      Other liabilities                                               (100)         1,313         (1,170)           991
      Origination of loans held for sale                            (4,651)       (17,405)        (6,899)       (28,297)
      Proceeds from sales of loans                                   3,642         17,262          5,940         27,075
------------------------------------------------------------------------------------------------------------------------
         Net cash (used by) provided by operating activities          (659)           (64)         1,241             20
------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Purchase of investment securities                               (22,178)       (22,214)       (33,104)       (37,497)
   Principal collected on and proceeds of maturities
    sales or calls from investments                                  8,099         14,827         21,353         39,115
   Purchase of mortgage-backed securities                               --             --             --        (17,047)
   Principal collected on and proceeds from sales
    of mortgage-backed securities                                    7,731          7,306         10,165         16,556
   Net (increase) decrease in loans                                 (4,767)         2,572         (4,811)         1,081
   Purchase of bank premises and equipment                            (197)          (421)          (286)          (646)
   Proceeds from sale of other real estate                             151             49            151             49
   Purchase of insurance agency                                       (652)          (294)          (652)          (294)
------------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by investing activities       (11,813)         1,825         (7,184)         1,317
------------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Net increase (decrease) in demand deposit, savings,
    money market, interest-bearing checking and escrow               8,353          8,352          8,982         13,114
   Net increase (decrease) in time deposits                         (5,495)        (2,674)        (5,611)        (2,443)
   Proceeds from borrowings                                         16,075          2,000         33,575          2,000
   Repayment of borrowings                                         (11,000)        (2,000)       (31,000)        (4,000)
   Cash dividends                                                       --             --           (624)          (587)
   Purchase of treasury stock                                          (95)            --            (95)            --
   Exercise of stock options (using treasury stock)                     13             34             97             43
------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                   7,851          5,712          5,324          8,127
------------------------------------------------------------------------------------------------------------------------
   (Decrease) Increase in cash and cash equivalents                 (4,621)         7,473           (619)         9,464
------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at beginning of period                 16,291         19,834         12,289         17,843
------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                     $ 11,670       $ 27,307       $ 11,670       $ 27,307
========================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                               1,701          2,219          3,430          4,348
Cash paid for income taxes                                             520            517            520            731
Non-cash investing activities:
Unrealized (loss) gain on investment and mortgage-backed
   securities designated as available for sale                      (6,392)         1,694         (5,197)         1,615
Transfer of loans to other real estate                                  36             92            123            141
========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)
                                 JUNE 30, 2004

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at June 30, 2004 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and six-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Note B - Earnings per Share

Basic earnings per share is computed based on the weighted average shares outstanding at June 30, 2004. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The Company paid a three-for-two stock dividend on February 24, 2004. All share and per share data from prior periods have been restated to reflect the retroactive effect of the stock dividend. The following is a reconciliation of basic to diluted earnings per share for the three months ended and six months ended June 30, 2004 and 2003 respectively:

                                          Income         Shares    Per Share
June 30, 2004:

Net income (Three Months Ended)        $  896,423
                                       ----------

Basic Earnings Per Share:              $  896,423      7,477,940      $0.12
                                                                      -----
Effect of dilutive securities:
         Stock options and awards              --        150,922
                                      --------------------------
Diluted Earnings Per Share             $  896,423      7,628,862      $0.12
                                                                      -----

June 30, 2003:
Net income (Three Months Ended)        $  872,208
                                       ----------

Basic Earnings Per Share               $  872,208      7,365,945      $0.12
                                                                      -----
Effect of dilutive securities:
         Stock options and awards              --        260,130
                                      --------------------------
Diluted Earnings Per Share             $  872,208      7,626,075      $0.11
                                                                      -----

June 30, 2004:

Net income (Six Months Ended)          $1,618,037
                                       ----------

Basic Earnings Per Share:              $1,618,037      7,461,506      $0.22
                                                                      -----
Effect of dilutive securities:
         Stock options and awards              --        176,479
                                      --------------------------
Diluted Earnings Per Share             $1,618,037      7,637,985      $0.21
                                                                      -----

June 30, 2003:
Net income (Six Months Ended)          $1,742,546
                                       ----------

Basic Earnings Per Share:              $1,742,546      7,345,611      $0.24
                                                                      -----
Effect of dilutive securities:
         Stock options and awards              --        239,676
                                      --------------------------
Diluted Earnings Per Share             $1,742,546      7,585,287      $0.23
                                                                      -----

Note C - Nature of Operations

      On October 1, 2003, the Bank completed its acquisition of MacDonald/Yando Agency, Inc., an insurance agency. The Bank paid $219,783 in cash and established a note payable for $219,783 to be over 24 months with interest at 5.0% per annum to acquire 100% of the capital stock of the MacDonald/Yando Agency, Inc. Goodwill of approximately $434,000 was recorded in conjunction with this transaction. An intangible asset was also established in the amount of $22,000 which will be amortized over a five year period. Amortization expense was $1,100 and $2,200 for the three months and six months ended June 30, 2004 respectively. MacDonald/Yando Agency, Inc. has been subsequently merged into the Agency.

      On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation, the holding company of State Bank of Chittenango; a New York state chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained SBC as a special purpose commercial bank subsidiary of the Bank. SBC is permitted to accept municipal deposit accounts from various municipalities, school districts and other public sources; a source of funds not available to the Bank under New York law. The results of SBC's operations have been included in the consolidated financial statements since that date. The Bank paid $11.9 million ($243,000 was paid to Oneida Financial Corp. for shares previously owned) or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.5 million and resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. Amortization of the core deposit intangible approximated $54,000 and $45,000 for the six months ended June 30, 2004 and 2003 respectively, and $27,000 and $18,000 for the three months ended June 30, 2004 and 2003 respectively.

      On October 2, 2000, the Bank completed its acquisition of Bailey & Haskell Associates, Inc., an insurance agency (the "Agency"). The Bank paid $3,075,000 in cash and $500,000 in Company stock, of which 45,496 shares of stock were issued in January 2001, to the Agency's shareholders. Goodwill in the amount of $3,350,000 was recorded in conjunction with the transaction. Under terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period. As of June 30, 2004 and 2003, $651,599 and $294,166 additional goodwill was recorded for the contingent purchase payment for 2004 and 2003, respectively.

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

Compensation expense recorded in conjunction with this plan was $56,943 and $58,229 for the three months ended June 30, 2004 and 2003 respectively. For the six months ended June 30, 2004 and 2003, compensation expense recorded was $108,364 and $107,955, respectively.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for stock-Based Compensation," to stock-based employee compensation.

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                      2004                  2003         2004               2003
                                                      ----                  ----         ----               ----
                                                                               (In thousands)
Net income:
        As reported                                   $ 896                 $ 872       $ 1,618            $ 1,743
Deduct: Total stock-based employee
        Compensation expense determined under
         fair value method, net of related taxes        (29)                  (32)          (59)               (64)
                                                      -----                 -----       -------            -------
Pro forma                                             $ 867                 $ 840       $ 1,559            $ 1,679
                                                      =====                 =====       =======            =======

Earnings per share:
  As reported
         Basic                                        $ 0.12      $ 0.12           $ 0.22            $ 0.24
         Diluted                                      $ 0.12      $ 0.11           $ 0.21            $ 0.23

  Pro forma
         Basic                                        $ 0.12      $ 0.11           $ 0.21            $ 0.23
         Diluted                                      $ 0.11      $ 0.11           $ 0.20            $ 0.22

Note E - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 56.04% of the outstanding shares as of June 30, 2004 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of June 30, 2004 and December 31, 2003, the retained earnings restricted for cash dividends waived was $4,549,181 and $3,744,695, respectively.

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

Note G - Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the probable or incurred risk in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. As of June 30, 2004 and December 31, 2003, the Bank had impaired loans of approximately $530,000 and $700,000 respectively for which a specific valuation allowance of $251,000 and $503,000 was recorded.

During the first quarter of 2004, the Company further downgraded the risk rating on a $2.0 million unsecured commercial loan to a large local multinational Corporation. The commercial relationship has recently been impacted by the continuation of a weak economy. As a result, the Company increased its provision expense during the quarter, compared to the first quarter of 2003, to provide allowance for loan losses associated primarily with the increased risk of this specific credit. The Company believes that both the specific allocation for the credit and the overall level of the allowance at June 30, 2004 are adequate. At June 30, 2004 the allowance for loan losses as a percentage of net loans receivable was 1.11% as compared to 1.07% on June 30, 2003.

Note H - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended and six months ended June 30, 2004 and 2003, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                    --------------------------------------------
                                                          Three Months Ended June 30, 2004
                                                    --------------------------------------------
                                                      Banking        Insurance
                                                    Activities       Activities           Total
Net interest income                                    $3,248           $   --           $3,248
Provision for loan losses                                 150               --              150
                                                       ------           ------           ------
         Net interest income after provision
                  for loan losses                       3,098               --            3,098
Other income                                              736            1,993            2,729
Other expenses                                          3,034            1,552            4,586
                                                       ------           ------           ------
         Income before income taxes                       800              441            1,241
Income tax expense                                        225              120              345
                                                       ------           ------           ------
         Net income                                    $  575           $  321           $  896
                                                       ======           ======           ======

                                                    --------------------------------------------
                                                          Three Months Ended June 30, 2003
                                                    --------------------------------------------
                                                      Banking        Insurance
                                                    Activities       Activities           Total
Net interest income                                    $3,189           $   --           $3,189
Provision for loan losses                                 185               --              185
                                                       ------           ------           ------
         Net interest income after provision
                  for loan losses                       3,004               --            3,004
Other income                                              919            1,788            2,707
Other expenses                                          3,028            1,441            4,469
                                                       ------           ------           ------
         Income before income taxes                       895              347            1,242
Income tax expense                                        252              118              370
                                                       ------           ------           ------
         Net income                                    $  643           $  229           $  872
                                                       ======           ======           ======

                                                    ----------------------------------------
                                                         Six Months Ended June 30, 2004
                                                    ----------------------------------------
                                                      Banking      Insurance
                                                    Activities     Activities          Total
Net interest income                                   $6,431          $   --          $6,431
Provision for loan losses                                300              --             300
                                                      ------          ------          ------
         Net interest income after provision
                  for loan losses                      6,131              --           6,131
Other income                                           1,539           3,810           5,349
Other expenses                                         6,115           3,147           9,262
                                                      ------          ------          ------
         Income before income taxes                    1,555             663           2,218
Income tax expense                                       410             190             600
                                                      ------          ------          ------
         Net income                                   $1,145          $  473          $1,618
                                                      ======          ======          ======

                                                    ----------------------------------------
                                                         Six Months Ended June 30, 2003
                                                    ----------------------------------------
                                                      Banking      Insurance
                                                    Activities     Activities          Total

Net interest income                                   $6,330          $   --          $6,330
Provision for loan losses                                305              --             305
                                                      ------          ------          ------
         Net interest income after provision
                  for loan losses                      6,025              --           6,025
Other income                                           1,936           3,435           5,371
Other expenses                                         6,030           2,863           8,893
                                                      ------          ------          ------
         Income before income taxes                    1,931             572           2,503
Income tax expense                                       566             194             760
                                                      ------          ------          ------
         Net income                                   $1,365          $  378          $1,743
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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. In addition, the Company derives a significant portion of its income from its insurance activities conducted through Bailey and Haskell Associates, Inc. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2003 and June 30, 2004 the Company had 7,437,982 shares and 7,488,007 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

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

      The Company announced a cash dividend as of July 27, 2004 payable on August 10, 2004 of $0.19 per share to its shareholders. Oneida Financial MHC waived its receipt of dividends.

FINANCIAL CONDITION

      ASSETS. Total assets at June 30, 2004 were $430.8 million, an increase of $2.6 million from $428.2 million at December 31, 2003. The Company's asset growth is primarily due to an increase in loans receivable, mortgage loans held for sale and other assets offset by a decrease in investment and mortgage-backed securities. Loans receivable increased $4.6 million at June 30, 2004 as compared with December 31, 2003. Mortgage loans held for sale increased $1.0 million at June 30, 2004 as compared with December 31, 2003. Residential mortgages increased $3.7 million after recording sales of $5.9 million in fixed rate one-to-four family residential real estate loans sold during the six month period. At June 30, 2004, total consumer and commercial business loans increased $540,000 to $68.1 million from $67.6 December 31, 2003. Investment and mortgage-backed securities decreased $3.9 million to $169.9 at June 30, 2004 from $173.8 at December 31, 2003. The decrease in investment and mortgage-backed securities is due largely to the adjustment for the net unrealized loss on available for sale securities from March 31, 2004 to June 30, 2004. An increase in interest rates generally has a negative effect on the market value of the Company's investments and mortgage-backed securities portfolios classified as available for sale. In addition, in recording the net unrealized loss on the available for sale investment and mortgage-backed securities, an adjustment is made to the Company's deferred tax asset which is the primary reason for the increase in other assets from December 31, 2003 of $5.8 million to $6.8 million as of June 30, 2004.

      The allowance for loan losses increased $164,000 from $2.1 million at December 31, 2003 to $2.3 million as of June 30, 2004. The allowance is established through a provision for loan losses based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio, current economic conditions and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay the loan in accordance with its terms, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for credit losses when management believes that the collectibility of principal is unlikely. At June 30, 2004 the allowance for loan losses as a percentage of net loans receivable was 1.11% as compared to 1.07% on June 30, 2003.

      During the first quarter of 2004, the Company further downgraded the risk rating on a $2.0 million unsecured commercial loan to a large local multinational Corporation. The commercial relationship has recently been impacted by the continuation of a weak economy. As a result, the Company increased its provision expense during the quarter, compared to the first quarter of 2003, to provide allowance for loan losses associated primarily with the increased risk of this specific credit. The Company believes that both the specific allocation for the credit and the overall level of the allowance at June 30, 2004 are adequate.

      LIABILITIES. Total liabilities increased by $4.5 million or 1.19% to $381.9 million at June 30, 2004 from $377.4 million at December 31, 2003. The increase is primarily the result of an increase in borrowings of $2.6 million and an increase of $3.4 million in total deposits, partially offset by a decrease in other liabilities of $1.4 million. The Bank continues to emphasize core deposit savings and checking accounts, which increased by $4.9 million since December 31, 2003. Money market and interest-bearing checking accounts increased by $4.0 million since December 31, 2003.

      STOCKHOLDERS' EQUITY. Total stockholders' equity at June 30, 2004 was $48.8 million, a decrease of $2.0 million from $50.8 million at December 31, 2003. The decrease in stockholders' equity was primarily a result of valuation adjustments made for the Company's available for sale investment and mortgage-backed securities, as well management efforts to manage the Company's capital through a combination of cash dividends and other strategies. An increase in interest rates generally has a negative effect on the market value of the Company's investments and mortgage-backed securities portfolios. Accumulated Other Comprehensive Income (Loss) decreased $3.1 million from December 31, 2003. These decreases were partially offset by the contributions of net earnings of $1.6 million for the six month period ending June 30, 2004.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended and six months ended June 30, 2004 and 2003 and for the year ended December 31, 2003. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

      TABLE 1. Average Balance Sheet.

                                                      Three Months Ended June 30,                     Twelve  Months Ended Dec. 31,
                                       -----------------------------------------------------          ------------------------------
                                                      2004                            2003                            2003
                                         Average    Interest            Average     Interest            Average    Interest
                                       Outstanding   Earned/  Yield/  Outstanding    Earned/  Yield/  Outstanding   Earned/   Yield/
Assets                                   Balance      Paid     Rate     Balance       Paid     Rate     Balance      Paid      Rate
------                                   -------      ----     ----     -------       ----     ----     -------      ----      ----
Interest-earning Assets:                                                   (Dollars in Thousands)
  Loans Receivable*                      $205,203    $3,181    6.20%    $204,536     $3,464    6.77%    $204,119    $13,592    6.66%
  Investment Securities                   167,481     1,747    4.17%     150,767      1,766    4.69%     153,136      6,956    4.54%
  Federal Funds                             1,358         4    1.18%       8,625         26    1.21%       8,767         94    1.07%
  Equity Securities                         6,899        14    0.81%       6,358         50    3.15%       6,459        152    2.35%
                                         --------    ------    ----     --------     ------    ----     --------    -------    ----
    Total Interest-earning Assets         380,941     4,946    5.19%     370,286      5,306    5.73%     372,481     20,794    5.58%
                                         --------    ------    ----     --------     ------    ----     --------    -------    ----
Non interest-earning assets:
  Cash and due from banks                  10,150                         11,806                          11,156
  Other assets                             40,432                         39,643                          39,625
                                         --------                       --------                        --------
              Total assets               $431,523                       $421,735                        $423,262
                                         ========                       ========                        ========
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
  Money Market Deposits                  $ 37,335    $   70    0.75%    $ 37,371     $  127    1.36%    $ 38,818    $   481    1.24%
  Savings Accounts                         74,754        81    0.44%      70,972        114    0.64%      71,342        440    0.63%
  Interest-bearing Checking                24,032        25    0.42%      14,052         16    0.46%      15,982         78    0.49%

  Time Deposits                           120,539       814    2.71%     128,546      1,008    3.15%     127,094      3,942    3.10%
  Borrowings                               67,753       708    4.19%      71,619        852    4.77%      68,757      3,282    4.77%
                                         --------    ------    ----     --------     ------    ----     --------    -------    ----
    Total Interest-bearing Liabs          324,413     1,698    2.10%     322,560      2,117    2.63%     321,993      8,223    2.55%
                                         --------    ------    ----     --------     ------    ----     --------    -------    ----
Non interest-bearing liabilities:
  Demand deposits                        $ 50,657                         47,519                          47,884
  Other liabilities                         5,308                          2,297                           4,226
                                         --------                       --------                        --------
      Total liabilities                  $380,378                       $372,376                        $374,103
                                         --------                       --------                        --------
Stockholders' equity                       51,145                         49,359                          49,159
                                         --------                       --------                        --------
Total liabilities and stockholders'
equity                                   $431,523                       $421,735                        $423,262
                                         ========                       ========                        ========

      Net Interest Income                            $3,248                          $3,189                         $12,571
                                                     ======                          ======                         =======
      Net Interest Spread                                      3.09%                           3.10%                           3.03%
                                                               ====                            ====                            ====
      Net Earning Assets                 $ 56,528                       $ 47,726                        $ 50,488
                                         ========                       ========                        ========
   Net yield on average
      Interest-earning assets                          3.41%                           3.44%                           3.37%
                                                     ======                          ======                          ======
    Average interest-earning
      assets to average
      Interest-bearing liabs                         117.42%                         114.80%                         115.68%
                                                     ======                          ======                          ======

                                                      Six Months Ended June 30,                        Twelve  Months Ended Dec. 31,
                                       -----------------------------------------------------          ------------------------------
                                                       2004                          2003                            2003
                                         Average    Interest            Average    Interest             Average    Interest
                                       Outstanding   Earned/  Yield/  Outstanding   Earned/   Yield/  Outstanding   Earned/   Yield/
Assets                                   Balance      Paid     Rate     Balance      Paid      Rate     Balance      Paid      Rate
------                                   -------      ----     ----     -------      ----      ----     -------      ----      ----
Interest-earning Assets:                                                   (Dollars in Thousands)
  Loans Receivable*                      $203,931    $6,398    6.27%    $203,359    $ 6,988    6.87%    $204,119    $13,592    6.66%
  Investment Securities                   164,040     3,402    4.15%     148,936      3,474    4.67%     153,136      6,956    4.54%
  Federal Funds                             1,401        13    1.86%      11,081         65    1.17%       8,767         94    1.07%
  Equity Securities                         6,631        27    0.81%       6,559        102    3.11%       6,459        152    2.35%
                                         --------    ------    ----     --------    -------    ----     --------    -------    ----
    Total Interest-earning Assets         376,003     9,840    5.23%     369,935     10,629    5.75%     372,481     20,794    5.58%
                                         --------    ------    ----     --------    -------    ----     --------    -------    ----
Non interest-earning assets:
  Cash and due from banks                   9,880                         10,395                          11,156
  Other assets                             41,288                         39,975                          39,625
                                         --------                       --------                        --------
              Total assets               $427,171                       $420,305                        $423,262
                                         ========                       ========                        ========
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
  Money Market Deposits                  $ 38,663    $  146    0.76%    $ 36,879    $   259    1.42%    $ 38,818    $   481    1.24%
  Savings Accounts                         73,371       158    0.43%      69,921        222    0.64%      71,342        440    0.63%
  Interest-bearing Checking                22,419        46    0.41%      13,443         31    0.47%      15,982         78    0.49%

  Time Deposits                           121,600     1,669    2.76%     129,020      2,080    3.25%     127,094      3,942    3.10%
  Borrowings                               65,692     1,390    4.26%      71,882      1,707    4.79%      68,757      3,282    4.77%
                                         --------    ------    ----     --------    -------    ----     --------    -------    ----
    Total Interest-bearing Liabs          321,745     3,409    2.13%     321,145      4,299    2.70%     321,993      8,223    2.55%
                                         --------    ------    ----     --------    -------    ----     --------    -------    ----
Non interest-bearing liabilities:
  Demand deposits                        $ 49,860                         45,890                          47,884
  Other liabilities                         4,389                          4,446                           4,226
                                         --------                       --------                        --------
      Total liabilities                  $375,994                       $371,481                        $374,103
                                         --------                       --------                        --------
Stockholders' equity                       51,177                         48,824                          49,159
                                         --------                       --------                        --------
Total liabilities and stockholders'
equity                                   $427,171                       $420,305                        $423,262
                                         ========                       ========                        ========

      Net Interest Income                            $6,431                         $ 6,330                         $12,571
                                                     ======                         =======                         =======
      Net Interest Spread                                      3.10%                           3.05%                           3.03%
                                                               ====                            ====                            ====
      Net Earning Assets                 $ 54,258                       $ 48,790                        $ 50,488
                                         ========                       ========                        ========
    Net yield on average
      Interest-earning assets                          3.42%                           3.42%                           3.37%
                                                     ======                         =======                         =======
    Average interest-earning
      assets to average
      Interest-bearing liabs                         116.86%                         115.19%                         115.68%
                                                     ======                         =======                         =======

* Included in Average Loans Receivable balance for the periods presented is Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended June 30, 2004 increased by $24,000 or 2.8% to $896,000 from $872,000 for the three months ended June 30, 2003. Net income for the six months ended June 30, 2004 decreased $125,000 or 7.2% to $1.6 million compared to $1.7 million for the six months ended June 30, 2003. The increase in net income for the three month period ended June 30, 2004 as compared with the same period in 2003 was primarily the result of increases in net interest income and non-interest income as well as decreases in the provision for loan losses and provision for income taxes, partially offset by increased non-interest expenses. For the six months ended June 30, 2004 compared to June 30, 2003, the decrease in net income reflects the decrease in other income and increase in other expenses offset by an increase in net interest income and decreases in the provision for loan losses and provision for income taxes.

      INTEREST INCOME. Interest and dividend income decreased by $360,000 to $4.9 million for the three months ended June 30, 2004 from $5.3 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, interest and dividend income was $9.8 million, a decrease of $790,000 or 7.4% as compared with the same period in 2003. The decrease in interest and dividend income was primarily a result of a decrease in interest income on loans receivable of $283,000 for the three months ended June 30, 2004 and $590,000 for the six months ended June 30, 2004. In addition, interest income on investment and mortgage-backed securities decreased $14,000 for the quarter and $75,000 year-to-date. Interest on federal funds sold also decreased $22,000 for the three months ended June 30, 2004 compared with 2003 and $52,000 year-to-date. Dividend income on equity securities decreased $36,000 for the second quarter 2004 as compared to the same period in 2003 and $75,000 year-to-date.

      The decrease in interest income from loans is a result of a decrease of 57 basis points in the average yield to 6.20% at June 30, 2004 from 6.77% at June 30, 2003 offset by an increase of $667,000 in the average balance of loans receivable for the three months ended June 30, 2004 as compared with the same period in 2003. For the six months ended June 30, 2004, the average balance increased $572,000 with the average yield decreasing 60 basis points from 6.87% during the six month period in 2004 to 6.27% during the 2003 period. The decrease in average yield is reflective of the continued decline in market interest rates during the past twelve months.

      Investment income decreased as a result of a decrease in the average yield of investment securities and mortgage-backed securities of 52 basis points to 4.17% at June 30, 2004 from 4.69% at June 30, 2003 partially offset by an increase of $16.7 million in the average balance of investment and mortgage-backed securities for the three month period ended June 30, 2004 as compared with the same period in 2003. For the six months ended June 30, 2004, the average balance of investment and mortgage-backed securities increased $15.1 million with the average yield decreasing 52 basis points from 4.67% during the six month period in 2003 to 4.15% during the 2004 period.

      Interest income from federal funds decreased during the three months ended June 30, 2004 to $4,000 as compared with $26,000 for the 2003 period. The decrease in interest income is due to a decrease in the average balance of $7.3 million.

      INTEREST EXPENSE. Interest expense was $1.7 million for the three months ended June 30, 2004, a decrease of $419,000 or 19.8% from the same period in 2003. The decrease in interest expense is due to a decrease in interest paid on borrowed funds and deposit accounts. Interest expense on borrowed funds totaled $708,000 for the second quarter of 2004 compared with $852,000 for the 2003 period. The average cost of borrowed funds decreased 58 basis points to 4.19% as of June 30, 2004 from 4.77% for the three months ended June 30, 2003. In addition, the average balance outstanding of borrowings decreased during the three months ended June 30, 2004 to $67.8 million compared to $71.6 million for the same period in 2003. For the six months ended June 30, 2004, the average balance of borrowings decreased $6.2 million with the average yield decreasing 53 basis points from 4.79% during the six month period in 2003 to 4.26% during the 2004 period. Interest expense on deposits decreased by $275,000 for the three months ended June 30, 2004 to $1.0 million, a decrease of 21.7%. The decrease in interest expense on deposits was due to a 47 basis point decrease in the average cost of deposits for the first quarter 2004 partially offset by an increase in the average balance on deposit accounts of $5.7 million. The average balance of deposits for the six months ended June 30, 2004 increased $6.8 million as compared with the same period of 2003. This increase offset a decrease in the average rate paid of 51 basis points on deposits resulting in a decrease in interest expense for the six months of $890,000 compared with the prior year. The decrease in the average yield reflects the decline in market interest rates during the past twelve months.

      PROVISION FOR LOAN LOSSES. Total provisions for loan losses for the three months ended June 30, 2004 were $150,000 as compared to $185,000 during the same period of 2003. The allowance for loan losses was $2.3 million or 1.11% of loans receivable at June 30, 2004 as compared with $2.1 million or 1.07% of loans receivable at June 30, 2003. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses losses that are probable and reasonably estimable.

      During the first quarter of 2004, the Company further downgraded the risk rating on a $2.0 million unsecured commercial loan to a large local multinational Corporation. The commercial relationship has recently been impacted by the continuation of a weak economy. As a result, the Company increased its provision expense during the quarter, compared to the first quarter of 2003, to provide allowance for loan losses associated primarily with the increased risk of this specific credit. The Company believes that both the specific allocation for the credit and the overall level of the allowance at June 30, 2004 are adequate. At June 30, 2004 the allowance for loan losses as a percentage of net loans receivable was 1.11% as compared to 1.07% on June 30, 2003.

      OTHER INCOME. Other operating income was $2.7 million, an increase of $22,000, during the second quarter of 2004 compared with the same period in 2003. The increase in non-interest income was primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities and deposit account service fee income. Insurance revenue increased $205,000 or 11.5% for the three months ended June 30, 2004 as compared with the same period in 2003. Revenue derived from deposit account activity increased $130,000, or 33.2%, during the second quarter of 2004 as compared with the second quarter of 2003. Partially offsetting these increases was a decrease of $221,000 in income associated with the sale and servicing of fixed-rate residential real estate loans during the second quarter of 2004 due to a decrease in loan sales volume as compared with the 2003 period. Net security gains realized during the three months ended June 30, 2004 also decreased by $84,000 as compared with the 2003 period.

      For the six months ended June 30, 2004, other operating income decreased $22,000 to $5.3 million as of June 30, 2004 from $5.4 million as of June 30, 2003. The decrease is primarily due to investment security gains. Investment security gains decreased $242,000 to a loss of $55,000 for the six months ended June 30, 2004 from a realized gain of $187,000 for the same period in 2003. Offsetting this decrease was an increase is commission income received from the insurance agency at $3.8 million for the six months ended June 30, 2004 as compared with $3.4 million for the same period during 2003.

      OTHER EXPENSES. Other expenses increased by $117,000 or 2.6%, to $4.6 million for the three months ended June 30, 2004 from $4.5 million for the same period in 2003. Compensation expense increased $107,000 or 3.9% due to increases in employee benefit expenses as well as additional expenses associated with the insurance agency subsidiaries. Other expenses increased $10,000 primarily the result of operating expenses incurred associated with our insurance agency business and an increase in advertising expense related to a checking account promotion.

      For the six months ended June 30, 2004, operating expenses increased $369,000 to $9.3 million from $8.9 million for the six months ended June 30, 2003. The increase is primarily the result of expenses associated with the insurance agency subsidiary and an increase in advertising expense related to the checking account promotion.

      INCOME TAX. Income tax expense was $345,000 for the three months ended June 30, 2004, a decrease of $25,000 from the second quarter 2003 expense of $370,000. The effective tax rate decreased to 27.8% for the second quarter 2004 from 29.8% for the same period of 2003. For the six months ended, the income tax expense was $600,000 as compared to $760,000 for the same period in 2003. The effective tax rate decreased to 27.0% for the six months ended June 30, 2004 as compared with 30.4% for the six months ended June 30, 2003. The decrease in the effective tax rate is primarily due to the integration of SBC.

      LIQUIDITY AND CAPITAL RESOURCES. In addition to the Company's primary funding sources of cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and mortgage prepayments are greatly influenced by general interest rates, the economic environment and local competitive conditions.

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans, consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2004, loan originations totaled $25.9 million compared to $38.3 million for the second quarter of 2003. The decrease in loan originations from 2003 to 2004 is due to lower consumer residential mortgage refinancing in 2004 partially offset by higher commercial mortgage and commercial business loan originations. The purchases of investment securities remained stable totaling $22.2 million during the second quarter of 2004 and 2003.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the second quarter of 2004 cash flows provided by the sale, principal payments and maturity of securities available for sale amounted to $15.8 million compared to $22.1 million for the same period in 2003. This decrease from the prior year was the result of a higher level of maturity of investment securities and prepayments received on mortgage-backed securities during the prior year due to lower interest rates prevalent in 2003. Deposit growth and borrowings provided $7.9 million of additional funding for the three months ended June 30, 2004.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2004, the Company had outstanding commitments to originate loans of approximately $42.0 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $6.4 million at June 30, 2004.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $15.4 million at June 30, 2004 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2004, the total of cash, interest-bearing demand accounts and federal funds sold was $11.6 million. At June 30, 2004, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                        For Capital               Prompt Corrective
                                             Actual                  Adequacy Purposes            Action Provisions
                                      ----------------------      ----------------------      -------------------------
                                        Amount         Ratio        Amount         Ratio          Amount          Ratio
                                                                      (In thousands)
As of December 31, 2003:
     Total Capital
        (to Risk Weighted Assets)     $   35,401       13.39%     $   21,151          8%      $   26,438           10%
     Tier I Capital
        (to Risk Weighted Assets)     $   33,122       12.52%     $   10,582          4%      $   15,873            6%
     Tier I Capital
        (to Average Assets)           $   33,122        7.96%     $   16,644          4%      $   20,805            5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended and Six Months Ended June 30, 2004 and June 30, 2003 (unaudited)

(Annualized where appropriate)

                                                    Three Months Ending      Six Months Ended
                                                         June 30,                 June 30,
                                                     2004        2003        2004         2003
                                                     ----        ----        ----         ----
Performance Ratios:

  Return on average assets                            0.83%       0.83%       0.76%       0.83%
  Return on average equity                            7.01%       7.07%       6.32%       7.14%
  Net interest margin                                 3.41%       3.44%       3.42%       3.42%
  Efficiency Ratio                                   76.77%      75.49%       78.6%      75.63%
  Ratio of operating expense
      to average total assets                         4.24%       4.24%       4.34%       4.23%
  Ratio of average interest-earning assets
      to average interest-bearing liabilities       117.42%     114.80%     116.86%     115.19%

Asset Quality Ratios:

  Non-performing assets to total assets               0.17%       0.11%       0.17%       0.11%
  Allowance for loan losses
      to non-performing loans                       360.76%     535.61%     360.76%     535.61%
  Allowance for loan losses
      to loans receivable, net                        1.11%       1.07%       1.11%       1.07%

Capital Ratios:

  Total stockholders' equity to total assets         11.33%      11.73%      11.33%      11.73%
  Average equity to average assets                   11.85%      11.70%      11.98%      11.61%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at June 30, 2004, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

ITEM 4. Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934s) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods or submits specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                             ONEIDA FINANCIAL CORP.
                                AND SUBSIDIARIES

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

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            The following table summarizes our share repurchase activity during the three months ended and six months ended June 30, 2004 and additional information regarding our share repurchase program. The shares purchased during the current quarter and for the six months ended were received in exchange for the exercise of options or to satisfy tax withholding obligations that arose on the vesting of restricted stock. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.

----------------------------------------------------------------------------------------------------------------------
                                                                                                        Maximum
                                                                                                        Number of
                            Total                                                                       Shares that
                            Number of                                    Total Number of Shares         May Yet Be
                            Shares          Average Price Paid per       Purchased as Part of           Purchased
Period                      Purchased       Share                        Publicly Announced Plans       Under the Plan
----------------------------------------------------------------------------------------------------------------------
January 1, 2004 -
January 31, 2004            --                                           --                             --
----------------------------------------------------------------------------------------------------------------------
February 1, 2004 -
February 29, 2004           150             $15.673                      --                             --
----------------------------------------------------------------------------------------------------------------------
March 1, 2004 -
March 31, 2004              --                                           --                             --
----------------------------------------------------------------------------------------------------------------------
April 1, 2004 -
April 30, 2004              --                                           --                             --
----------------------------------------------------------------------------------------------------------------------
May 1, 2004 -
May 31, 2004                9,115           $12.828                      --                             --
----------------------------------------------------------------------------------------------------------------------
June 1, 2004 -
June 30, 2004               576             $12.28                       --                             250,000
----------------------------------------------------------------------------------------------------------------------
Total                       9,841                                        --                             250,000
----------------------------------------------------------------------------------------------------------------------

Item 3      Default Upon Senior Securities

            Not applicable.

Item 4      Submission of Matters to a Vote of Security Holders

            At the Annual Meeting of Shareholders, held on April 27, 2004, shareholders voted on the following matters as follows:

            Proposal No. 1 - Election of Directors

                                                      For           Withheld
                                                      ---           --------
            Michael R. Kallet                      7,307,022          76,520
            John E. Haskell                        7,305,520          78,022
            William D. Matthews                    7,275,350         108,192

            Proposal No. 2 - Ratification of Crowe Chizek and Company LLC as auditors for the Company for the fiscal year ended December 31, 2004:

            For               Against          Abstain
            ---               -------          -------
            7,363,934         8,664            10,944

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

                  Exhibits

                  Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

                  Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-k

                  On July 16, 2004 , the Company filed a Current Report on Form 8-K, which disclosed that it issued a press release reporting first quarter 2004 financial results. Such Current report, as an Item 99.1 exhibit, included the Company's press release dated July 16, 2004.

                  On June 8, 2004, the Company filed a Current Report on Form 8-K, which announced the commencement of a stock repurchase program. Under the repurchase program, the Company may purchase 250,000 shares, or approximately 3.3% of the shares held by its public shareholders. The Company is the majority owned subsidiary of Oneida Financial MHC. Such Current report, as an Item 99.1 exhibit, included the Company's press release dated June 8, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           ONEIDA FINANCIAL CORP.


Date: August 12, 2004                  By: /s/ Michael R. Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer


Date: August 12, 2004                  By: /s/ Eric E. Stickels
                                           -------------------------------------
                                           Eric E. Stickels
                                           Executive Vice President and Chief
                                           Financial Officer