Form 10-Q
period 2004-09-30
ONEIDA FINANCIAL CORP
filed 2004-11-15
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Federal                                           16-1561678
-------------------------------                       --------------------------
(State or other jurisdiction of                             (IRS Employer)
 incorporation or organization)                         Identification Number)

                     182 Main Street, Oneida, New York 13421
                 ----------------------------------------------
                   (Address of Principal Executive Offices)

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,489,357 shares of the Registrant's common stock outstanding as of November 1, 2004.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements                                                              1

             Consolidated Statements of Condition                                              2
             As of September 30, 2004 (unaudited) and December 31, 2003 (audited)

             Consolidated Statements of Operations (unaudited)                                 3
             For the three months ended and nine months ended September 30, 2004 and 2003

             Consolidated Statements of Comprehensive Income (Loss) (unaudited)                4
             For the three months ended and nine months ended September 30, 2004 and 2003

             Consolidated Statements of Changes in Stockholders' Equity
             (unaudited) For the three months ended and nine months ended                      5
             September 30, 2004

             Consolidated Statements of Cash Flows (unaudited)                                 6
             For the three months ended and nine months ended September 30, 2004 and 2003

             Notes to Consolidated Financial Statements (unaudited)                            8

   Item 2.   Management's Discussion and Analysis of Financial Condition                      13
             And Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                       21

   Item 4.   Controls and Procedures                                                          21

PART II.     OTHER INFORMATION                                                                22

   Item 1.   Legal Proceedings                                                                22

   Item 2.   Changes in Securities and Use of Proceeds                                        22

   Item 3.   Defaults Upon Senior Securities                                                  23

   Item 4.   Submission of Matters to a Vote of Security Holders                              23

   Item 5.   Other Information                                                                23

   Item 6.   Exhibits and Reports on Form 8-K                                                 23

PART I. FINANCIAL INFORMATION

            Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2004 and December 31, 2003

                                                               (unaudited)         (audited)
                                                                   At                  At
                                                              September 30,       December 31,
                                                                  2004                2003
                                                                  ----                ----
                                                              (in thousands, except share data)
ASSETS
         Cash and due from banks                              $     12,725        $     12,289
                                                              --------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                                  12,725              12,289

         Investment securities, at fair value                      123,474             122,049
         Mortgage-backed securities, at fair value                  36,328              51,788

         Mortgage loans held for sale                                3,266               1,960

         Loans receivable                                          212,456             200,752
         Allowance for loan losses                                  (2,340)             (2,115)
                                                              --------------------------------
   LOANS RECEIVABLE, NET                                           210,116             198,637

         Bank premises and equipment, net                            9,967              10,258
         Accrued interest receivable                                 1,991               2,191
         Other real estate                                              --                 115
         Other assets                                                5,370               5,798
         Cash surrender value - life insurance                      10,714              10,373
         Goodwill                                                   12,284              11,632
         Other intangible assets                                     1,014               1,099
         -------------------------------------------------------------------------------------
         TOTAL ASSETS                                         $    427,249        $    428,189
         =====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                            $    252,572        $    255,871
         Non-interest bearing deposits                              53,750              49,644
         Borrowings                                                 65,570              67,400
         Other liabilities                                           3,620               4,439
                                                              --------------------------------
TOTAL LIABILITIES                                                  375,512             377,354
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized                   --                  --
         Common stock ($.01 par value; 20,000,000
              shares authorized;
               8,242,452 and 5,495,069 issued)                          82                  55
         Additional paid-in capital                                 17,585              17,552
         Retained earnings                                          38,564              37,144
         Common shares issued under employee
               stock plans - unearned                                 (581)               (581)
         Accumulated other comprehensive income (loss)                (690)                 21
         Treasury stock (at cost, 587,287
                          and 401,625 shares)                       (3,047)             (3,039)
         Unearned stock-based compensation                            (176)               (317)
         -------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                 51,737              50,835
         -------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                 $    427,249        $    428,189
         =====================================================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2004 (unaudited) and 2003 (unaudited)

                                                                Three Months Ended            Nine Months Ended
                                                           September 30,  September 30,  September 30   September 30,
                                                               2004           2003           2004           2003
                                                               ----           ----           ----           ----
                                                                (in thousands, except Earnings per Share Data)
INTEREST INCOME:
     Interest and fees on loans                              $  3,252       $  3,353       $  9,650       $ 10,341
     Interest on investment and mortgage-
        backed securities                                       1,443          1,626          4,517          4,776
     Dividends on equity securities                               165            211            520            637
     Interest on federal funds sold and
        Interest-earning deposits                                   8             15             20             80
------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                           4,868          5,205         14,707         15,834
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Savings deposit                                               88            119            246            342
     Money market and interest-bearing checking                   111            144            303            433
     Time deposits                                                780            956          2,448          3,036
     Borrowings                                                   732            836          2,122          2,543
------------------------------------------------------------------------------------------------------------------
              Total interest expense                            1,711          2,055          5,119          6,354
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             3,157          3,150          9,588          9,480
     Less: Provision for loan losses                              150            106            450            410
------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses          3,007          3,044          9,138          9,070
------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
     Investment security gains, net                               103             41             48            228
     Gain on sale of mortgages, net                                79             69            136            383
     Insurance commission income                                2,054          1,516          5,855          4,943
     Other operating income                                       867            776          2,413          2,219
------------------------------------------------------------------------------------------------------------------
   Total other income                                           3,103          2,402          8,452          7,773
------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
     Compensation and employee benefits                         2,887          2,664          8,729          8,208
     Occupancy expenses, net                                      847            802          2,441          2,476
     Other operating expense                                      878            953          2,704          2,629
------------------------------------------------------------------------------------------------------------------
   Total other expenses                                         4,612          4,419         13,874         13,313
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      1,498          1,027          3,716          3,530
------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                     412            276          1,012          1,036
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $  1,086       $    751       $  2,704       $  2,494
==================================================================================================================
EARNINGS PER SHARE - BASIC                                   $   0.14       $   0.10       $   0.36       $   0.34
==================================================================================================================
EARNINGS PER SHARE - DILUTED                                 $   0.14       $   0.10       $   0.35       $   0.33
==================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and Nine Months Ended September 30, 2004 (unaudited) and 2003 (unaudited)

                                                           Three Months Ended                Nine Months Ended
                                                     September 30,    September 30,    September 30     September 30,
                                                         2004             2003             2004             2003
                                                         ----             ----             ----             ----
                                                                             (In thousands)
Net income                                             $   1,086        $     751        $   2,704        $   2,494
                                                       ---------        ---------        ---------        ---------

Other comprehensive income (loss), net of tax:
  Unrealized gains on assets available for sale:
      Unrealized holding gains (losses)
        arising during period                              4,115           (2,888)          (1,137)          (1,086)
      Less: reclassification adjustment for
        Gains included in net income                         103               41               48              228
                                                       ---------        ---------        ---------        ---------
                                                           4,012           (2,929)          (1,185)          (1,314)
   Net income tax benefit (effect)                        (1,605)           1,171              474              526
                                                       ---------        ---------        ---------        ---------
Other comprehensive income (loss), net of tax              2,407           (1,758)            (711)            (788)

Comprehensive income (loss)                            $   3,493        $  (1,007)       $   1,993        $   1,706
                                                       =========        =========        =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months and Nine Months Ended September 30, 2004 (unaudited)


                                                                                                 Accumulated
                                                                       Additional                   Other
                                                  Common Stock          Paid-In     Retained    Comprehensive   Treasury
                                               Shares       Amount      Capital     Earnings    Income (Loss)     Stock
                                                               (In thousands, except number of shares)

Balance as of December 31, 2003               5,495,069      $ 55      $ 17,552     $ 37,144      $     21      $ (3,039)
Net income                                                                               722
Three-for-two stock split effected in the
         form of a 50% stock dividend         2,747,383        27                        (27)
Other comprehensive income, net of tax                                                                 717
Shares earned under stock plans
Common stock dividends: $0.28 per share                                                 (624)
Treasury stock reissued                                                      15                                       69
------------------------------------------------------------------------------------------------------------------------

Balance as of March 31, 2004                  8,242,452      $ 82      $ 17,567     $ 37,215      $    738      $ (2,970)
Net income                                                                               896
Other comprehensive income, net of tax                                                              (3,835)
Shares issued under stock plans                                              18
Shares earned under stock plans
Stock repurchased                                                                                      (95)
Treasury stock reissued                                                                                               13
------------------------------------------------------------------------------------------------------------------------

Balance as of June 30, 2004                   8,242,452      $ 82      $ 17,585     $ 38,111      $ (3,097)     $ (3,052)
Net income                                                                             1,086
Other comprehensive income, net of tax                                                               2,407
Shares earned under stock plans
Common stock dividends: $0.19 per share                                                 (633)
Treasury stock reissued                                                                                                5
------------------------------------------------------------------------------------------------------------------------

Balance as of September 30, 2004              8,242,452      $ 82      $ 17,585     $ 38,564      $   (690)     $ (3,047)
========================================================================================================================

                                               Common Stock
                                               Issued Under    Unearned
                                                 Employee       Stock
                                               Stock Plans-     Based
                                                 Unearned    Compensation      Total
                                              (In thousands, except number of shares)

Balance as of December 31, 2003                   $ (581)       $ (317)      $ 50,835
Net income                                                                        722
Three-for-two stock split effected in the
         form of a 50% stock dividend                                              --
Other comprehensive income, net of tax                                            717
Shares earned under stock plans                                     52             52
Common stock dividends: $0.28 per share                                          (624)
Treasury stock reissued                                                            84
-------------------------------------------------------------------------------------

Balance as of March 31, 2004                      $ (581)       $ (265)      $ 51,786
Net income                                                                        896
Other comprehensive income, net of tax                                         (3,835)
Shares issued under stock plans                                    (18)            --
Shares earned under stock plans                                     57             57
Stock repurchased                                                                 (95)
Treasury stock reissued                                                            13
-------------------------------------------------------------------------------------

Balance as of June 30, 2004                       $ (581)       $ (226)      $ 48,822
Net income                                                                      1,086
Other comprehensive income, net of tax                                          2,407
Shares earned under stock plans                                     50             50
Common stock dividends: $0.19 per share                                          (633)
Treasury stock reissued                                                             5
-------------------------------------------------------------------------------------

Balance as of September 30, 2004                  $ (581)       $ (176)      $ 51,737
=====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Nine Months Ended September 30, 2004 (unaudited) and 2003 (unaudited)

                                                                     Three Months Ended             Nine Months Ended
                                                                 September 30,  September 30   September 30,  September 30,
                                                                     2004           2003           2004           2003
                                                                     ----           ----           ----           ----
                                                                                       (in thousands)
Operating Activities:
   Net income                                                     $   1,086      $     751      $   2,704      $   2,494
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                     318            301            861            866
      Amortization of premiums/discounts on securities, net             151             67            403            337
      Provision for loan losses and other real estate losses            150            106            450            410
      Stock compensation earned                                          50             50            158            158
      Loss on sale of other real estate                                  --             14             --             14
      Gain on sale/call of securities, net                             (103)           (41)           (48)          (228)
      Gain on sale of loans, net                                        (78)           (69)          (136)          (383)
      Income tax payable                                                162             76            263            106
      Accrued interest receivable                                       336            143            200            160
      Other assets                                                     (384)           739            203         (1,547)
      Other liabilities                                                 445         (1,398)          (725)          (407)
      Origination of loans held for sale                             (6,495)       (17,018)       (13,394)       (45,315)
      Proceeds from sales of loans                                    6,284         12,831         12,224         39,907
------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used by) operating activities         1,922         (3,448)         3,163         (3,428)
------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                 (11,634)       (21,152)       (44,738)       (58,650)
  Principal collected on and proceeds of maturities
     sales or calls from investments                                 20,870         14,551         42,223         53,666
  Purchase of mortgage-backed securities                                 --         (5,023)            --        (23,070)
  Principal collected on and proceeds from sales
     of mortgage-backed securities                                    4,847         10,079         15,012         27,635
  Net (increase) decrease in loans                                   (7,297)        (1,980)       (12,108)          (898)
  Purchase of bank premises and equipment                              (199)          (391)          (485)        (1,036)
  Proceeds from sale of other real estate                               143            136            294            184
  Purchase of insurance agency                                           --             --           (652)          (294)

------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities         6,730         (3,780)          (454)        (2,463)
------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase (decrease) in demand deposit, savings,
      money market, interest-bearing checking and escrow              2,459          8,668         11,441         21,782
  Net increase (decrease) in time deposits                           (5,023)        (1,903)       (10,634)        (4,346)
  Proceeds from borrowings                                           16,000             --         49,575          2,000
  Repayment of borrowings                                           (20,405)        (7,500)       (51,405)       (11,500)
  Cash dividends                                                       (633)          (619)        (1,257)        (1,207)
  Purchase of treasury stock                                             --             --            (95)            --
 Exercise of stock options (using treasury stock)                         5             41            102             85
------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities        (7,597)        (1,313)        (2,273)         6,814
------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and cash equivalents                      1,055         (8,541)           436            923
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                     11,670         27,307         12,289         17,843
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $  12,725      $  18,766      $  12,725      $  18,766
========================================================================================================================

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Nine Months Ended September 30, 2004 (unaudited) and 2003 (unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                            September 30,  September 30   September 30,   September 30,
                                                                2004           2003           2004            2003
                                                                ----           ----           ----            ----
                                                                                  (in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest                                          1,697          1,976          5,127           6,324
Cash paid for income taxes                                        250            200            770             931
Non-cash investing activities:
Unrealized (loss) gain on investment and mortgage-backed
     securities designated as available for sale                2,407         (1,754)          (711)           (788)
Transfer of loans to other real estate                             56            224            179             365
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at September 30, 2004 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and nine-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Note B - Earnings per Share

Basic earnings per share is computed based on the weighted average shares outstanding at September 30, 2004. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and awards during the year. The Company paid a three-for-two stock dividend on February 24, 2004. All share and per share data from prior periods have been restated to reflect the retroactive effect of the stock dividend. The following is a reconciliation of basic to diluted earnings per share for the three months ended and nine months ended September 30, 2004 and 2003 respectively:

                                        Income        Shares      Per Share
September 30, 2004:
-------------------

Net income (Three Months Ended)       $1,085,652
                                      ----------

Basic Earnings Per Share:             $1,085,652     7,488,949       $0.14
                                                                     -----
Effect of dilutive securities:
         Stock options and awards             --       133,683
                                      ------------------------
Diluted Earnings Per Share            $1,085,652     7,622,632       $0.14
                                                                     -----

September 30, 2003:
-------------------
Net income (Three Months Ended)       $  751,021
                                      ----------

Basic Earnings Per Share              $  751,021     7,405,848       $0.10
                                                                     -----
Effect of dilutive securities:
         Stock options and awards             --       216,770
                                      ------------------------
Diluted Earnings Per Share            $  751,021     7,622,618       $0.10
                                                                     -----

September 30, 2004:
-------------------

Net income (Nine Months Ended)        $2,703,689
                                      ----------

Basic Earnings Per Share:             $2,703,689     7,470,721       $0.36
                                                                     -----
Effect of dilutive securities:
         Stock options and awards             --       161,870
                                      ------------------------
Diluted Earnings Per Share            $2,703,689     7,632,591       $0.35
                                                                     -----

September 30, 2003:
-------------------
Net income (Nine Months Ended)        $2,493,567
                                      ----------

Basic Earnings Per Share:             $2,493,567     7,365,911       $0.34
                                                                     -----
Effect of dilutive securities:
         Stock options and awards             --       238,081
                                      ------------------------
Diluted Earnings Per Share            $2,493,567     7,603,992       $0.33
                                                                     -----

Note C - Nature of Operations

      On October 1, 2003, the Bank completed its acquisition of MacDonald/Yando Agency, Inc., an insurance agency. The Bank paid $219,783 in cash and established a note payable for $219,783 to be over 24 months with interest at 5.0% per annum to acquire 100% of the capital stock of the MacDonald/Yando Agency, Inc. Goodwill of approximately $434,000 was recorded in conjunction with this transaction. An intangible asset was also established in the amount of $22,000 which will be amortized over a five year period. Amortization expense was $1,100 and $3,300 for the three months and nine months ended September 30, 2004 respectively. MacDonald/Yando Agency, Inc. has been subsequently merged into the Agency.

      On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation, the holding company of State Bank of Chittenango; a New York state chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained SBC as a special purpose commercial bank subsidiary of the Bank. SBC is permitted to accept municipal deposit accounts from various municipalities, school districts and other public sources; a source of funds not available to the Bank under New York law. The results of SBC's operations have been included in the consolidated financial statements since that date. The Bank paid $11.9 million ($243,000 was paid to Oneida Financial Corp. for shares previously owned) or $102.60 in cash for each of the 116,079 shares of common stock outstanding in SBC Financial Corporation. Assets acquired as a result of the acquisition totaled $66.5 million and resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. Amortization of the core deposit intangible approximated $82,000 for the nine months ended September 30, 2004 and 2003, and $27,000 for the three months ended September 30, 2004 and 2003.

      On October 2, 2000, the Bank completed its acquisition of Bailey & Haskell Associates, Inc., an insurance agency (the "Agency"). The Bank paid $3,075,000 in cash and $500,000 in Company stock, of which 45,496 shares of stock were issued in January 2001, to the Agency's shareholders. Goodwill in the amount of $3,350,000 was recorded in conjunction with the transaction. Under terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period. As of September 30, 2004 and 2003, $651,599 and $294,166 additional goodwill was recorded for the contingent purchase payment for 2004 and 2003, respectively.

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

Compensation expense recorded in conjunction with this plan was $49,931 and $49,727 for the three months ended September 30, 2004 and 2003 respectively. For the nine months ended September 30, 2004 and 2003, compensation expense recorded was $158,295 and $157,680, respectively.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                       2004             2003             2004             2003
                                                       ----             ----             ----             ----
                                                                           (In thousands)
Net income:
        As reported                                  $ 1,086          $   751          $ 2,704          $ 2,494
Deduct: Total stock-based employee
        Compensation expense determined under
        fair value method, net of related taxes          (30)             (35)             (91)            (101)
                                                     -------          -------          -------          -------
Pro forma                                            $ 1,056          $   716          $ 2,613          $ 2,393
                                                     =======          =======          =======          =======

Earnings per share:
  As reported
         Basic                            $0.14      $0.10      $0.36      $0.34
         Diluted                          $0.14      $0.10      $0.35      $0.33

  Pro forma
         Basic                            $0.14      $0.10      $0.35      $0.32
         Diluted                          $0.14      $0.09      $0.34      $0.31

Note E - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 57.54% of the outstanding shares as of September 30, 2004 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of September 30, 2004 and December 31, 2003, the retained earnings restricted for cash dividends waived was $5,368,034 and $3,744,695, respectively.

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

Note G - Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the probable or incurred risk in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At September 30, 2004 the allowance for loan losses as a percentage of net loans receivable was 1.10% as compared to 1.05% on September 30, 2003.

Note H - Impaired Loans

Impaired loans were as follows:                 September 30, 2004   December 31, 2003

     Impaired loans                                 $2,435,408           $  700,012
     Allocated allowance for loan losses            $  322,250           $  352,505
     Average of impaired loans during the year      $1,556,596           $  927,073
     Cash-basis interest income recognized          $   21,806           $   41,370

The increase in the impaired loans is due to the reclassification of a $2.0 million unsecured commercial loan to a large multinational Corporation. The Corporation's debt was restructured during the third quarter of 2004 and as a result, the Company calculated the potential loss on the loan based on a liquidation value. The Company believes that both the specific allocation for the credit and the overall level of the allowance at September 30, 2004 are adequate. In October 2004, the Company sold the impaired credit to another financial institution based on the liquidation value. The allocated allowance for loan losses was adequate to cover the value that the credit was sold for.

Note I - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended and nine months ended September 30, 2004 and 2003, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                  ----------------------------------------
                                                  Three Months Ended September 30, 2004
                                                  ----------------------------------------
                                                   Banking       Insurance
                                                  Activities     Activities         Total

Net interest income                                $ 3,157         $    --         $ 3,157
Provision for loan losses                              150              --             150
                                                   -------         -------         -------
         Net interest income after provision
                  for loan losses                    3,007              --           3,007
Other income                                         1,049           2,054           3,103
Other expenses                                       2,950           1,662           4,612
                                                   -------         -------         -------
         Income before income taxes                  1,106             392           1,498
Income tax expense                                     292             120             412
                                                   -------         -------         -------
         Net income                                $   814         $   272         $ 1,086
                                                   =======         =======         =======

                                                  ----------------------------------------
                                                    Three Months Ended September 30, 2003
                                                  ----------------------------------------
                                                   Banking        Insurance
                                                  Activities      Activities        Total

Net interest income                                $ 3,150         $    --         $ 3,150
Provision for loan losses                              106              --             106
                                                   -------         -------         -------
         Net interest income after provision
                  for loan losses                    3,044              --           3,044
Other income                                           875           1,527           2,402
Other expenses                                       3,021           1,398           4,419
                                                   -------         -------         -------
         Income before income taxes                    898             129           1,027
Income tax expense                                     232              44             276
                                                   -------         -------         -------
         Net income                                $   666         $    85         $   751
                                                   =======         =======         =======

                                                    ----------------------------------------
                                                      Nine Months Ended September 30, 2004
                                                    ----------------------------------------
                                                     Banking        Insurance
                                                    Activities      Activities        Total

Net interest income                                  $ 9,588         $    --         $ 9,588
Provision for loan losses                                450              --             450
                                                     -------         -------         -------
         Net interest income after provision
                  for loan losses                      9,138              --           9,138
Other income                                           2,597           5,855           8,452
Other expenses                                         9,065           4,809          13,874
                                                     -------         -------         -------
         Income before income taxes                    2,670           1,046           3,716
Income tax expense                                       702             310           1,012
                                                     -------         -------         -------
         Net income                                  $ 1,968         $   736         $ 2,704
                                                     =======         =======         =======

                                                    ----------------------------------------
                                                      Nine Months Ended September 30, 2003
                                                    ----------------------------------------
                                                     Banking        Insurance
                                                    Activities      Activities        Total

Net interest income                                  $ 9,480         $    --         $ 9,480
Provision for loan losses                                410              --             410
                                                     -------         -------         -------
         Net interest income after provision
                  for loan losses                      9,070              --           9,070
Other income                                           2,819           4,954           7,773
Other expenses                                         9,052           4,261          13,313
                                                     -------         -------         -------
         Income before income taxes                    2,837             693           3,530
Income tax expense                                       800             236           1,036
                                                     -------         -------         -------
         Net income                                  $ 2,037         $   457         $ 2,494
                                                     =======         =======         =======

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. In addition, the Company derives a significant portion of its income from its insurance activities conducted through Bailey and Haskell Associates, Inc. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2003 and September 30, 2004 the Company had 7,437,982 shares and 7,489,132 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

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

      The Company announced a cash dividend as of July 27, 2004 which was paid on August 10, 2004 of $0.19 per share to its shareholders. Oneida Financial MHC waived its receipt of dividends. As of September 30, 2004 and December 31, 2003 the retained earnings restricted for cash dividends waived was $5,368,034 and $3,744,695.

FINANCIAL CONDITION

      ASSETS. Total assets at September 30, 2004 were $427.2 million, a decrease of $1.0 million from $428.2 million at December 31, 2003. The decrease is primarily due to a decrease in mortgage-backed securities offset by an increase in investment securities, loans receivable and mortgages loans held for sale. Mortgage-backed securities decreased $15.5 million at September 30, 2004 compared with December 31, 2003, while investment securities increased $1.4 million at September 30, 2004 compared with December 31, 2003. Loans receivable increased $11.7 million at September

30, 2004 as compared with December 31, 2003. Mortgage loans held for sale increased $1.3 million after recording sales of $12.2 million in fixed rate one-to-four family residential real estate loans during the nine month period. At September 30, 2004, total consumer and commercial business loans increased $3.1 million to $70.7 million from $67.6 December 31, 2003. The increase in consumer and commercial loans for the nine months ending September 30, 2004 is a result of increased demand due to the continued low interest rate environment. The loans were funded by the sales and maturities of investments since December 31, 2003.

      The allowance for loan losses increased $225,000 from $2.1 million at December 31, 2003 to $2.3 million as of September 30, 2004. The allowance is established through a provision for loan losses based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio, current economic conditions and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay the loan in accordance with its terms, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for credit losses when management believes that the collectibility of principal is unlikely. At September 30, 2004 the allowance for loan losses as a percentage of net loans receivable was 1.10% as compared to 1.05% on December 31, 2003.

      Impaired loans increased at September 30, 2004 to $2.4 million as compared to $700,000 at December 31, 2003 due to the reclassification of a $2.0 million unsecured commercial loan to a large multinational Corporation. The Corporation's debt was restructured during the third quarter of 2004 and as a result, the Company calculated the potential loss on the loan based on a liquidation value. In October 2004, the Company sold the impaired credit to another financial institution based on the liquidation value. The allocated allowance for loan losses was adequate to cover the value that the credit was sold for. The Company believes that both the specific allocation for the credit and the overall level of the allowance at September 30, 2004 are adequate.

      LIABILITIES. Total liabilities decreased by $1.9 million or 0.50% to $375.5 million at September 30, 2004 from $377.4 million at December 31, 2003. The decrease is primarily the result of a decrease in borrowings of $1.8 million due to maturities and paydowns of borrowings. Total deposits increased by $800,000 since December 31, 2003. The Bank continues to emphasize core deposit savings and checking accounts, which increased by $5.6 million since December 31, 2003. Money market and interest-bearing checking accounts increased by $5.8 million since December 31, 2003. Offsetting these increases was a decrease in time deposits of $10.6 million since December 31, 2003.

      STOCKHOLDERS' EQUITY. Total stockholders' equity at September 30, 2004 was $51.7 million, an increase of $900,000 million from $50.8 million at December 31, 2003. The increase in stockholders' equity was primarily a result of the contributions of net earnings of $2.7 million for the nine months period ending September 30, 2004. Offsetting this increase were decreases in the valuation adjustments made for the Company's available for sale investment and mortgage-backed securities, as well management efforts to manage the Company's capital through a combination of cash dividends and other strategies. An increase in interest rates generally has a negative effect on the market value of the Company's investments and mortgage-backed securities portfolios. Accumulated other comprehensive income (loss) decreased $711,000 from December 31, 2003.

      ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended and nine months ended September 30, 2004 and 2003 and for the year ended December 31, 2003. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

      TABLE 1. Average Balance Sheet.

                                                             Three Months Ended September 30,
                                        -----------------------------------------------------------------------
                                                        2004                                  2003
                                          Average     Interest                 Average      Interest
                                        Outstanding    Earned/     Yield/    Outstanding     Earned/     Yield/
                                          Balance       Paid        Rate       Balance        Paid        Rate
                                          -------       ----        ----       -------        ----        ----
                                                                  (Dollars in Thousands)
Assets
------
Interest-earning Assets:
------------------------
  Loans Receivable*                      $211,299      $3,252       6.16%      $207,275      $3,353       6.47%
  Investment Securities                   159,665       1,589       3.98%       154,844       1,791       4.63%
  Federal Funds                             2,616           8       1.22%         7,160          15       0.84%
  Equity Securities                         6,327          19       1.20%         6,325          46       2.91%
                                         --------      ------       ----       --------      ------       ----
    Total Interest-earning Assets         379,907       4,868       5.13%       375,604       5,205       5.54%
                                         --------      ------       ----       --------      ------       ----
Non interest-earning assets:
----------------------------
  Cash and due from banks                  10,676                                11,221
  Other assets                             40,143                                39,962

              Total assets               $430,726                              $426,787
                                         ========                              ========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                  $ 39,072          80       0.81%      $ 39,835      $  120       1.20%
  Savings Accounts                         75,964          88       0.46%        73,005         119       0.65%
  Interest-bearing Checking                27,393          31       0.45%        18,038          24       0.53%

  Time Deposits                           113,990         780       2.71%       126,315         956       3.00%
  Borrowings                               66,998         732       4.33%        66,019         836       5.02%
                                         --------      ------       ----       --------      ------       ----
    Total Interest-bearing Liabs          323,417       1,711       2.10%       323,212       2,055       2.52%
                                         --------      ------       ----       --------      ------       ----
Non interest-bearing liabilities:
---------------------------------
  Demand deposits                        $ 50,571                                47,203
  Other liabilities                         8,423                                 6,455
                                         --------                              --------
      Total liabilities                  $382,411                              $376,870
                                         --------                              --------
Stockholders' equity                       48,315                                49,917
                                         --------                              --------
Total liabilities and stockholders'
equity                                   $430,726                              $426,787
                                         ========                              ========

    Net Interest Income                                $3,157                                $3,150
                                                       ======                                ======
    Net Interest Spread                                             3.03%                                 3.02%
                                                                    ====                                  ====
    Net Earning Assets                   $ 56,490                              $ 52,392
                                         ========                              ========
    Net yield on average
      Interest-earning assets                            3.32%                                 3.35%
                                                       ======                                ======
    Average interest-earning
      assets to average
      Interest-bearing liabs                           117.47%                               116.21%
                                                       ======                                ======

                                                Year Ended December 31,
                                         -----------------------------------
                                                          2003
                                           Average      Interest
                                         Outstanding     Earned/      Yield/
                                           Balance        Paid         Rate
                                           -------        ----         ----
                                                 (Dollars in Thousands)
Assets
------
Interest-earning Assets:
------------------------
  Loans Receivable*                        $204,119      $13,592       6.66%
  Investment Securities                     153,136        6,956       4.54%
  Federal Funds                               8,767           94       1.07%
  Equity Securities                           6,459          152       2.35%
                                           --------      -------       ----
    Total Interest-earning Assets           372,481       20,794       5.58%
                                           --------      -------       ----
Non interest-earning assets:
----------------------------
  Cash and due from banks                    11,156
  Other assets                               39,625
                                           --------
              Total assets                 $423,262
                                           ========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                    $ 38,818      $   481       1.24%
  Savings Accounts                           71,342          440       0.63%
  Interest-bearing Checking                  15,982           78       0.49%

  Time Deposits                             127,094        3,942       3.10%
  Borrowings                                 68,757        3,282       4.77%
                                           --------      -------       ----
    Total Interest-bearing Liabs            321,993        8,223       2.55%
                                           --------      -------       ----
Non interest-bearing liabilities:
---------------------------------
  Demand deposits                            47,884
  Other liabilities                           4,226
                                           --------
      Total liabilities                    $374,103
                                           --------
Stockholders' equity                         49,159
                                           --------
Total liabilities and stockholders'
equity                                     $423,262
                                           ========

    Net Interest Income                                  $12,571
                                                         =======
    Net Interest Spread                                                3.03%
                                                                       ====
    Net Earning Assets                     $ 50,488
                                           ========
    Net yield on average
      Interest-earning assets                               3.37%
                                                         =======
    Average interest-earning
      assets to average
      Interest-bearing liabs                              115.68%
                                                         =======

                                                              Nine Months Ended September 30,
                                        --------------------------------------------------------------------------
                                                         2004                                   2003
                                          Average      Interest                  Average      Interest
                                        Outstanding     Earned/      Yield/    Outstanding     Earned/      Yield/
                                          Balance        Paid         Rate       Balance        Paid         Rate
                                          --------      -------       ----       --------      -------       ----
                                                                   (Dollars in Thousands)
Assets
------
Interest-earning Assets:
------------------------
  Loans Receivable*                       $206,387      $ 9,650       6.23%      $204,664      $10,341       6.74%
  Investment Securities                    162,582        4,991       4.09%       150,905        5,264       4.65%
  Federal Funds                              1,806           20       1.48%         9,774           80       1.09%
  Equity Securities                          6,530           46       0.94%         6,481          149       3.07%
                                          --------      -------       ----       --------      -------       ----
    Total Interest-earning Assets          377,305       14,707       5.20%       371,824       15,834       5.68%
                                          --------      -------       ----       --------      -------       ----
Non interest-earning assets:
----------------------------
  Cash and due from banks                   10,146                                 10,670
  Other assets                              40,904                                 39,972
                                          --------                               --------
              Total assets                $428,355                               $422,466
                                          ========                               ========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                   $ 38,799      $   227       0.78%      $ 37,864      $   378       1.33%
  Savings Accounts                          74,235          246       0.44%        70,949          342       0.64%
  Interest-bearing Checking                 24,077           76       0.42%        14,975           55       0.49%
  Time Deposits                            119,063        2,448       2.75%       128,118        3,036       3.17%
  Borrowings                                66,127        2,122       4.29%        69,928        2,543       4.86%
                                          --------      -------       ----       --------      -------       ----
    Total Interest-bearing Liabs           322,301        5,119       2.12%       321,834        6,354       2.64%
                                          --------      -------       ----       --------      -------       ----
Non interest-bearing liabilities:
---------------------------------
  Demand deposits                         $ 50,097                                 46,327
  Other liabilities                          5,734                                  5,116
                                          --------                               --------
      Total liabilities                   $378,132                               $373,277
                                          --------                               --------
Stockholders' equity                        50,223                                 49,189
                                          --------                               --------
Total liabilities and stockholders'
equity                                    $428,355                               $422,466
                                          --------                               --------

    Net Interest Income                                 $ 9,588                                $ 9,480
                                                        =======                                =======
    Net Interest Spread                                               3.08%                                  3.04%
                                                                      ====                                   ====
    Net Earning Assets                    $ 55,004                               $ 49,990
                                          --------                               --------
    Net yield on average
      Interest-earning assets                              3.39%                                  3.40%
                                                        =======                                =======
    Average interest-earning
      assets to average
      Interest-bearing liabs                             117.07%                                115.53%
                                                        =======                                =======

* Included in Average Loans Receivable balance for the periods presented is Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended September 30, 2004 increased by $335,000 or 44.6% to $1.1 million from $751,000 for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2004 increased by $210,000 or 8.4% to $2.7 million compared to $2.5 million for the nine months ended September 30, 2003. The increase in net income for the three month and nine month periods ended September 30, 2004 as compared with the same periods in 2003 was primarily the result of increases in net interest income and non-interest income partially offset by increased non-interest expenses and the provision for loan losses.

      INTEREST INCOME. Interest and dividend income decreased by $337,000 to $4.9 million for the three months ended September 30, 2004 from $5.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest and dividend income was $14.7 million, a decrease of $1.1 million or 7.1% as compared with the same period in 2003. The decrease in interest and dividend income was primarily a result of a decrease in interest income on loans receivable of $101,000 for the three months ended September 30, 2004 and $691,000 for the nine months ended September 30, 2004 and a decrease in interest income on investment and mortgage-backed securities of $202,000 for the quarter and $273,000 year-to-date. Interest on federal funds sold also decreased $7,000 for the three months ended September 30, 2004 compared with 2003 and $60,000 year-to-date. Dividend income on equity securities decreased $27,000 for the third quarter 2004 as compared to the same period in 2003 and $103,000 year-to-date.

      The decrease in interest income on loans is a result of a decrease of 31 basis points in the average yield to 6.16% on September 30, 2004 from 6.47% on September 30, 2003 partially offset by an increase of $4.0 million in the average balance of loans receivable for the three months ended September 30, 2004 as compared with the same period in 2003. For the nine months ended September 30, 2004, the average balance increased $1.7 million with the average yield decreasing 51 basis points from 6.74% during the nine month period in 2003 to 6.23% during the 2004 period. The decrease in average yield reflects the decline in market interest rates since the third quarter of 2003.

      Investment income decreased as a result of a decrease in the average yield of investment securities and mortgage-backed securities of 65 basis points to 3.98% at September 30, 2004 from 4.63% at September 30, 2003 partially offset by an increase of $4.8 million in the average balance of investment and mortgage-backed securities for the three month period ended September 30, 2004 as compared with the same period in 2003. For the nine months ended September 30, 2004, the average balance of investment and mortgage-backed securities increased $11.7 million with the average yield decreasing 56 basis points from 4.65% during the nine month period in 2003 to 4.09% during the 2004 period.

      Interest income from federal funds decreased during the three months ended September 30, 2004 to $8,000 as compared with $15,000 for the 2003 period. The decrease in interest income is due to a decrease in the average balance of $4.5 million.

      INTEREST EXPENSE. Interest expense was $1.7 million for the three months ended September 30, 2004, a decrease of $344,000 or 16.7% from the same period in 2003. The decrease in interest expense is due to a decrease in interest paid on borrowed funds and deposit accounts. Interest expense on borrowed funds totaled $732,000 for the third quarter of 2004 compared with $836,000 for the 2003 period. The average cost of borrowed funds decreased 69 basis points to 4.33% as of September 30, 2004 from 5.02% for the three months ended September 30, 2003. Partially offsetting the decrease in yield was that the average balance outstanding of borrowings increased during the three months ended September 30, 2004 to $67.0 million compared to $66.0 million for the same period in 2003. For the nine months ended September 30, 2004, the average balance of borrowings decreased $3.8 million with the average yield decreasing 57 basis points from 4.86% during the nine month period in 2003 to 4.29% during the 2004 period. Interest expense on deposits decreased by $240,000 for the three months ended September 30, 2004 to $1.0 million, a decrease of 19.7%. The decrease in interest expense on deposits was due to a 37 basis point decrease in the average cost of deposits for the third quarter 2004 and a decrease in the average balance on interest-bearing deposit accounts of $774,000. The average balance of interest-bearing deposits for the nine months ended September 30, 2004 increased $4.3 million as compared with the same period of 2003. This increase partially offset a decrease in the average rate paid of 46 basis points on deposits resulting in a decrease in interest expense for the nine months of $814,000 compared with the prior year. The decrease in average yield is reflective of the decline in market interest rates since the third quarter of 2003.

     PROVISION FOR LOAN LOSSES. Total provisions for loan losses for the three months ended September 30, 2004 were $150,000 as compared to $106,000 during the same period of 2003. The allowance for loan losses was $2.3 million or 1.10% of loans receivable at September 30, 2004 as compared with $2.1 million or 1.05% of loans receivable at December 31, 2003. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses losses that are probable and reasonably estimable. Impaired loans increased at September 30, 2004 to $2.4 million as compared to $700,000 at December 31, 2003 due to the reclassification of a $2.0 million unsecured commercial loan to a large multinational Corporation. The Corporation's debt was restructured during the third quarter of 2004 and as a result, the Company calculated the potential loss on the loan based on a liquidation value requiring the increase in the provision for loan losses during the third quarter. In October 2004, the Company sold the impaired credit to another financial institution based on the liquidation value. The allocated allowance for loan losses was adequate to cover the value that the credit was sold for. The Company believes that both the specific allocation for the credit and the overall level of the allowance at September 30, 2004 are adequate. At September 30, 2004 the allowance for loan losses as a percentage of net loans receivable was 1.10% as compared to 1.05% on December 31, 2003.

      OTHER INCOME. Other operating income was $3.1 million, an increase of $701,000, during the third quarter of 2004 compared with the same period in 2003. The increase in non-interest income was primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities and deposit account service fee income. Insurance revenue increased $538,000 or 35.5% for the three months ended September 30, 2004 as compared with the same period in 2003. Revenue derived from deposit account activity increased $98,000, or 21.8%, during the third quarter of 2004 as compared with the third quarter of 2003. Net security gains realized during the three months ended September 30, 2004 increased by $62,000 as compared with the 2003 period.

      For the nine months ended September 30, 2004, other operating income increased $679,000 to $8.5 million as of September 30, 2004 from $7.8 million as of September 30, 2003. The increase is primarily due to an increase in commission income received from the insurance agency of $5.9 million for the nine months ended September 30, 2004 as compared with $4.9 million for the same period during 2003 and an increase in revenue derived from deposit account activity increasing to $1.5 million for the nine months ended September 30, 2004 as compared with $1.2 million for the same period during 2003. Partially offsetting this increase is a decrease of $382,000 in income associated with the sale and servicing of fixed-rate residential real estate loans during the nine months of 2004 as compared to the same period of 2003.

      The Bank continues to expand the visibility of its Trust Department. Management expects that fees generated by the Trust Department will increase as assets under management grow. The Trust Department income increased 19.8% to $151,000 for the nine months ended September 30, 2004 from $126,000 for the nine months ended September 30, 2003. At September 30, 2004, the Bank maintained 479 trust/fiduciary accounts, with total assets of $79.6 million under management as compared with 435 trust/fiduciary accounts with $79.9 million total assets as of December 31, 2003.

      OTHER EXPENSES. Other expenses increased by $193,000 or 4.4%, to $4.6 million for the three months ended September 30, 2004 from $4.4 million for the same period in 2003. Compensation expense increased $223,000 or 8.4% due to increases in employee benefit expenses as well as additional expenses associated with the insurance agency subsidiary. Other expenses decreased $75,000 primarily the result of as a decrease in operating expenses incurred associated with our advertising expense related to a checking account promotion for the third quarter of 2004.

      For the nine months ended September 30, 2004, operating expenses increased $561,000 to $13.9 million from $13.3 million for the nine months ended September 30, 2003. The increase is primarily the result of expenses associated with the insurance agency subsidiary and an increase in advertising expense related to the checking account promotion in the first three quarters of 2004.

      INCOME TAX. Income tax expense was $412,000 for the three months ended September 30, 2004, an increase of $136,000 from the third quarter of 2003 expense of $276,000. The effective tax rate increased to 27.5% for the third quarter 2004 from 26.9% for the same period of 2003. For the nine months ended 2004 and 2003, the income tax expense was $1.0 million. The decrease in the effective tax rate is primarily due to the integration of SBC.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2004, loan originations totaled $35.1 million compared to $40.9 million for the third quarter of 2003. A decrease in loan originations during 2004 as compared to 2003 is due to lower residential mortgage refinancing in 2004 partially offset by higher commercial mortgage and commercial business loan originations. The purchases of investment securities totaled $11.6 million during the third quarter of 2004 as compared to $26.2 million during the third quarter of 2003. The decrease in the purchases of investment securities is due to the increase in loans during the quarter as well as a decline in deposit growth during the third quarter 2004.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the third quarter of 2004 cash flows provided by the sale, principal payments and maturity of securities available for sale remained stable at $25.7 million compared to $24.6 million for the same period in 2003.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2004, the Company had outstanding commitments to originate loans of approximately $8.6 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $6.4 million at September 30, 2004.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $33.8 million at September 30, 2004 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of September 30, 2004, the total of cash, interest-bearing demand accounts and federal funds sold was $12.7 million. At September 30, 2004, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                  For Capital          Prompt Corrective
                                           Actual              Adequacy Purposes       Action Provisions
                                     -------------------      --------------------    -------------------
                                     Amount       Ratio       Amount        Ratio     Amount       Ratio
                                     (In
                                     thousands)
As of September 30, 2004:
   Total Capital
      (to Risk Weighted Assets)      $36,948      14.26%      $20,726         8%      $25,907       10%
   Tier I Capital
      (to Risk Weighted Assets)      $34,608      13.36%      $10,363         4%      $15,544        6%
   Tier I Capital
      (to Average Assets)            $34,608       8.31%      $16,651         4%      $20,813        5%

      ONEIDA FINANCIAL CORP.
      SELECTED FINANCIAL RATIOS

      At and for the Three Months Ended and Nine Months Ended September 30, 2004 and September 30, 2003 (unaudited)

      (Annualized where appropriate)

                                                    Three Months Ending        Nine Months Ended
                                                       September 30,             September 30,
                                                     2004         2003         2004         2003
                                                     ----         ----         ----         ----
Performance Ratios:

  Return on average assets                           1.01%        0.70%        0.84%        0.79%
  Return on average equity                           8.99%        6.02%        7.18%        6.76%
  Net interest margin                                3.32%        3.35%        3.39%        3.40%
  Efficiency Ratio                                  73.23%       78.94%       76.44%       76.69%
  Ratio of operating expense
      to average total assets                        4.26%        4.14%        4.32%        4.20%
  Ratio of average interest-earning assets
      to average interest-bearing liabilities      117.47%      116.21%      117.07%      115.53%

Asset Quality Ratios:

  Non-performing assets to total assets              0.57%        0.11%        0.57%        0.11%
  Allowance for loan losses
     to non-performing loans                        95.51%      745.14%       95.51%      745.14%
  Allowance for loan losses
     to loans receivable, net                        1.10%        1.05%        1.10%        1.05%

Capital Ratios:

  Total stockholders' equity to total assets        12.11%       11.49%       12.11%       11.49%
  Average equity to average assets                  11.72%       11.53%       11.72%       11.53%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at September 30, 2004, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

ITEM 4. Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods or submits specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                             ONEIDA FINANCIAL CORP.
                                AND SUBSIDIARIES

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

Item 2 Changes in Securities and Use of Proceeds

            The following table summarizes our share repurchase activity during the three months ended and nine months ended September 30, 2004 and additional information regarding our share repurchase program. The shares purchased during the current quarter and for the six months ended were received in exchange for the exercise of options or to satisfy tax withholding obligations that arose on the vesting of restricted stock. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.

-----------------------------------------------------------------------------------------------------
Period                    Total            Average Price Paid   Total Number of        Maximum
                          Number of        per Share            Shares Purchased       Number of
                          Shares                                as Part of Publicly    Shares that
                          Purchased                             Announced Plans        May Yet Be
                                                                                       Purchased
                                                                                       Under the Plan
-----------------------------------------------------------------------------------------------------
January 1, 2004 -
January 31, 2004             --                                  --                         --
-----------------------------------------------------------------------------------------------------
February 1, 2004 -
February 29, 2004           150            $15.673               --                         --
-----------------------------------------------------------------------------------------------------
March 1, 2004 -
March 31, 2004               --                                  --                         --
-----------------------------------------------------------------------------------------------------
April 1, 2004 -
April 30, 2004               --                                  --                         --
-----------------------------------------------------------------------------------------------------
May 1, 2004 -
May 31, 2004              9,115            $12.828               --                         --
-----------------------------------------------------------------------------------------------------
June 1, 2004 -
June 30, 2004               576            $ 12.28               --                    250,000
-----------------------------------------------------------------------------------------------------
July 1, 2004 -
July 31, 2004                --                                  --                         --
-----------------------------------------------------------------------------------------------------
August 1, 2004 -
August 31, 2004              --                                  --                         --
-----------------------------------------------------------------------------------------------------
September 1, 2004 -
September 30, 2004           --                                  --                         --
-----------------------------------------------------------------------------------------------------
Total                     9,841                                  --                    250,000
-----------------------------------------------------------------------------------------------------

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

                  Exhibits

                  Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

                  Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-k

                  On July 16, 2004 , the Company filed a Current Report on Form 8-K, which disclosed that it issued a press release reporting first quarter 2004 financial results. Such Current report, as an Item 99.1 exhibit, included the Company's press release dated July 16, 2004

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          ONEIDA FINANCIAL CORP.

Date:  November 12, 2004             By:  /s/ Michael R. Kallet
                                          --------------------------------------
                                          Michael R. Kallet
                                          President and Chief Executive Officer

Date:  November 12, 2004             By:  /s/ Eric E. Stickels
                                          --------------------------------------
                                          Eric E. Stickels
                                          Executive Vice President and Chief
                                          Financial Officer