Form 10-K
period 2004-12-31
ONEIDA FINANCIAL CORP
filed 2005-03-31
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transaction period from ___________________ to ___________________

                        Commission File Number: 000-25101

                             ONEIDA FINANCIAL CORP.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                           Federal                                             16-1561678
--------------------------------------------------------------   ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification Number)

            182 Main Street, Oneida, New York                                   13421-1676
--------------------------------------------------------------   ---------------------------------------
         (Address of Principal Executive Offices)                                (Zip Code)

                                 (315) 363-2000
                    ----------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES X  NO
   ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES    NO X
   ---   ---

      As of June 30, 2004, there were issued and outstanding 7,488,007 shares of the Registrant's Common Stock. The aggregate market value of the 3,178,257 shares of voting stock held by non-affiliates of the Registrant, was $32,767,830 as computed by reference to the last sales price on June 30, 2004 ($10.31), as reported by the NASDAQ National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2004 (Parts II and IV).

2.    Proxy Statement for the 2005 Annual Meeting of  Stockholders  (Parts I and
      III).

                                TABLE OF CONTENTS

ITEM 1.   BUSINESS.............................................................1
ITEM 2.   PROPERTIES..........................................................36
ITEM 3.   LEGAL PROCEEDINGS...................................................37
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................37
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...................38
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL  DATA...............................38
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................38
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........38
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................39
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................39
ITEM 9A.  CONTROLS AND PROCEDURES.............................................40
ITEM 9B.  OTHER INFORMATION...................................................41
ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT............................41
ITEM 11.  EXECUTIVE COMPENSATION..............................................41
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.....................................41
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................41
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................41
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..........................41

                                     PART I

ITEM 1. BUSINESS
----------------

Oneida Financial Corp.

      Oneida Financial Corp. (the "Company") was organized in September 1998, for the purpose of acquiring all of the capital stock of The Oneida Savings Bank (the "Bank") upon completion of the Bank's reorganization into the two-tier form of mutual holding company ownership. The Company is majority-owned by Oneida Financial, MHC, a Federally chartered mutual holding company (the "Mutual Holding Company"). The Company and the Mutual Holding Company are each subject to regulation by the Office of Thrift Supervision ("OTS"). The Company's assets consist primarily of its ownership in the shares of the Bank's common stock.

      At December 31, 2004 the Company had consolidated assets and consolidated stockholders' equity of $422.6 million and $52.6 million, respectively. Through the Bank, the Company has deposits totaling $301.6 million. All disclosures and financial information is presented on a consolidated basis.

      The Company's executive office is located at the main office of the Bank, at 182 Main Street, Oneida, New York 13421-1676. The Company's telephone number is (315) 363-2000.

The Oneida Savings Bank

      The Bank was organized in 1866 as a New York-chartered mutual savings bank. The Bank's deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum amount permitted by law. The Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and seven full service branch offices and using those deposits, together with funds generated from operations and borrowings to make one- to four-family residential and commercial real estate loans, commercial business loans, consumer loans and to invest in mortgage-backed and other securities. The Bank also sells insurance and other commercial services and products through Bailey & Haskell Associates, Inc., its insurance agency subsidiary.

      At December 31, 2004, $146.7 million, or 68.6%, of the Bank's loans were secured by real estate, of which $81.6 million, or 38.2%, of the Bank's loans were secured by one-to four-family residential real estate, $44.7 million, or 20.9%, of the Bank's loans were secured by commercial real estate, and $20.3 million, or 9.5%, of the Bank's loans were home equity loans. Consumer loans totaled $36.5 million, or 17.0% of the Bank's loans, at December 31, 2004. The Bank also originates commercial business loans which totaled $30.7 million, or 14.4%, of loans at December 31, 2004. The Bank's investment securities and mortgage-backed securities portfolios totaled $109.7 million and $44.4 million, respectively, at December 31, 2004.

      In April 1999, the Bank established Oneida Preferred Funding Corp. as the Bank's wholly owned real estate investment trust subsidiary. At December 31, 2004 Oneida Preferred Funding Corp. held $41.2 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

      In October 2000, the Bank acquired Bailey & Haskell Associates, Inc., which is a wholly owned insurance and financial services subsidiary. Since the acquisition of Bailey & Haskell Associates, Inc. the Bank has acquired four insurance agencies, all of which have been merged into Bailey & Haskell Associates, Inc.

      On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation ("SBC"), the holding company of State Bank of Chittenango ("Chittenango"); a New York State chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained Chittenango as a special purpose commercial bank subsidiary of the Bank. Chittenango is permitted to accept municipal deposit accounts from the various municipalities, school districts and other public sources, a source of funds not available to the Bank under New York law. The Bank paid $11.9 million or $102.60 in cash for each of the 116,079 shares of SBC common stock. Assets acquired as a result of the acquisition totaled $66.5 million and resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. At December 31, 2004, no impairment adjustment has been made to goodwill or other intangibles that were created in the transaction.

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

      The Bank competes with commercial banks, savings banks and credit unions for deposits and loans. In addition to the financial institutions operating in Madison and Oneida counties, the Bank competes with a number of mortgage bankers for the origination of loans. The largest employers in the Bank's market area are Oneida Healthcare and related medical community and The Oneida Indian Nation of New York.

Lending Activities

      General. The principal lending activity of the Bank has been the origination, for retention in its portfolio, of adjustable rate mortgage ("ARM") loans collateralized by one-to four-family residential real estate located within its primary market area. In the current low interest rate environment, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods the Bank has originated fixed-rate one-to four-family loans for resale in the secondary market, without recourse and on a servicing retained basis. In order to complement the Bank's traditional emphasis of one-to four-family residential real estate lending, management has sought to increase the number of higher yielding commercial real estate loans, consumer loans and commercial business loans. To a limited extent, the Bank will originate loans secured by multi-family properties. The Bank does not view multi-family lending as a significant aspect of its business.

      Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for allowance for loan losses) as of the dates indicated.

                                                                        At December 31,
                                   ----------------------------------------------------------------------------------------
                                          2004                   2003                   2002                   2001
                                   -------------------    -------------------    -------------------    -------------------
                                    Amount    Percent      Amount    Percent      Amount    Percent      Amount    Percent
                                   --------   --------    --------   --------    --------   --------    --------   --------
                                                                    (Dollars in thousands)
Real Estate Loans:
------------------
   One- to four-family .........   $ 81,621       38.2%   $ 79,910       39.4%   $ 85,581       42.8%   $ 76,477       44.3%
   Multi-family ................      2,154        1.0       2,378        1.2       1,983        1.0       1,003        0.6
   Home equity .................     20,309        9.5      17,001        8.4      15,149        7.6      11,077        6.4
   Commercial real estate ......     42,566       19.9      35,806       17.6      30,096       15.0      23,517       13.6
                                   --------   --------    --------   --------    --------   --------    --------   --------
     Total real estate loans ...    146,650       68.6     135,095       66.6     132,809       66.4     112,074       64.9
                                   --------   --------    --------   --------    --------   --------    --------   --------

Consumer Loans:
---------------
    Automobile loans ...........     32,059       15.0      30,042       14.8      28,857       14.4      29,569       17.1
    Mobile home ................        177        0.1         205        0.1         280        0.1         381        0.2
    Personal loans .............      2,910        1.4       4,326        2.1       6,842        3.4       2,691        1.6
    Other consumer loans .......      1,361        0.5       1,549        0.8       1,442        0.8       1,465        0.9
                                   --------   --------    --------   --------    --------   --------    --------   --------
     Total consumer loans ......     36,507       17.0      36,122       17.8      37,421       18.7      34,106       19.8

Commercial business loans ......     30,704       14.4      31,494       15.6      29,775       14.9      26,385       15.3
                                   --------   --------    --------   --------    --------   --------    --------   --------

   Total consumer and commercial
     business loans ............     67,211       31.4      67,616       33.4      67,196       33.6      60,491       35.1
                                   --------   --------    --------   --------    --------   --------    --------   --------

     Total loans ...............   $213,861     100.00%   $202,711     100.00%   $200,005     100.00%   $172,565     100.00%
                                   ========   ========    ========   ========    ========   ========    ========   ========

Less:
-----
   Allowance for losses ........      1,982                  2,115                  2,109                  1,672
                                   --------               --------               --------               --------
   Total loans receivable, net .   $211,879               $200,596               $197,896               $170,893
                                   ========               ========               ========               ========


                                      At December 31,
                                  ----------------------
                                           2000
                                  ----------------------
                                    Amount     Percent
                                  ---------   ----------
                                  (Dollars in thousands)
Real Estate Loans:
-----------------
   One- to four-family .........   $ 84,386       50.7%
   Multi-family ................      1,134        0.7
   Home equity .................     10,940        6.6
   Commercial real estate ......     18,742       11.3
                                   --------   --------
     Total real estate loans ...    115,202       69.3
                                   --------   --------

Consumer Loans:
--------------
    Automobile loans ...........     25,818       15.5
    Mobile home ................        526        0.4
    Personal loans .............      3,450        2.1
    Other consumer loans .......      1,432        0.8
                                   --------   --------
     Total consumer loans ......     31,226       18.8

Commercial business loans ......     19,865       11.9
                                   --------   --------

   Total consumer and commercial
     business loans ............     51,091       30.7
                                   --------   --------

     Total loans ...............   $166,293     100.00%
                                   ========   ========

Less:
-----
   Allowance for losses ........      1,632
                                   --------
   Total loans receivable, net .   $164,661
                                   ========

      The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                         At December 31,
                                     ----------------------------------------------------------------------------------------
                                            2004                   2003                   2002                   2001
                                     -------------------    -------------------    -------------------    -------------------
                                      Amount    Percent      Amount    Percent      Amount    Percent      Amount    Percent
                                     --------   --------    --------   --------    --------   --------    --------   --------
                                                                     (Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
------------------
   One- to four-family ...........   $ 31,201       14.6%   $ 29,197       14.4%   $ 27,848       13.9%   $ 21,370       12.4%
   Multi-family ..................         --         --          --         --          --         --          --         --
   Home equity ...................      9,274        4.3      10,543        5.2      10,423        5.2       6,634        3.8
   Commercial real estate ........      6,299        2.9       4,174        2.0       1,799        0.9       1,248        0.7
                                     --------   --------    --------   --------    --------   --------    --------   --------
     Total real estate loans .....     46,774       21.8      43,914       21.6      40,070       20.0      29,252       16.9

Consumer Loans:
---------------
   Total consumer loans ..........     35,695       16.6      35,211       17.4      36,704       18.4      33,371       19.4

Commercial business loans:
--------------------------
   Total commercial loans ........     14,118        6.6      13,981        7.0      12,172        6.1      13,765        8.0
                                     --------   --------    --------   --------    --------   --------    --------   --------
   Total fixed-rate loans ........     96,587       45.0      93,106       46.0      88,946       44.5      76,388       44.3
                                     --------   --------    --------   --------    --------   --------    --------   --------

ADJUSTABLE RATE LOANS:
Real Estate Loans:
------------------
   One- to four-family ...........   $ 50,420       23.6%   $ 50,713       25.0%   $ 57,733       28.9%   $ 55,107       31.9%
   Multi-family ..................      2,154        1.0       2,378        1.2       1,983        1.0       1,003        0.6
   Home equity ...................     11,035        5.2       6,458        3.2       4,726        2.4       4,443        2.6
   Commercial real estate ........     36,267       17.0      31,632       15.6      28,297       14.1      22,269       12.9
                                     --------   --------    --------   --------    --------   --------    --------   --------
     Total real estate loans .....     99,876       46.8      91,181       45.0      92,739       46.4      82,822       48.0

Consumer Loans:
---------------
   Total consumer loans ..........        812        0.4         911        0.4         717        0.3         735        0.4

Commercial business loans:
--------------------------
   Total commercial business loans     16,586        7.8      17,513        8.6      17,603        8.8      12,620        7.3
                                     --------   --------    --------   --------    --------   --------    --------   --------
   Total adjustable-rate loans ...    117,274       55.0     109,605       54.0     111,059       55.5      96,177       55.7
                                     --------   --------    --------   --------    --------   --------    --------   --------

   Total loans ...................   $213,861     100.00%   $202,711     100.00%   $200,005     100.00%   $172,565     100.00%
                                     ========   ========    ========   ========    ========   ========    ========   ========

Less:
-----
   Allowance for loan losses .....      1,982                  2,115                  2,109                  1,672
                                     --------               --------               --------               --------
Total loans receivable, net ......   $211,879               $200,596               $197,896               $170,893
                                     ========               ========               ========               ========

                                       At December 31,
                                    ----------------------
                                            2000
                                    ----------------------
                                      Amount     Percent
                                    ---------   ----------
                                    (Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
   One- to four-family ...........   $ 17,485       10.5%
   Multi-family ..................         --         --
   Home equity ...................      6,211        3.7
   Commercial real estate ........        775        0.5
                                     --------   --------
     Total real estate loans .....     24,471       14.7

Consumer Loans:
   Total consumer loans ..........     30,745       18.5

Commercial business loans:
   Total commercial loans ........     12,965        7.8
                                     --------   --------
   Total fixed-rate loans ........     68,181       41.0
                                     --------   --------

ADJUSTABLE RATE LOANS:
Real Estate Loans:
   One- to four-family ...........   $ 66,901       40.2%
   Multi-family ..................      1,134        0.7
   Home equity ...................      4,729        2.9
   Commercial real estate ........     17,967       10.8
                                     --------   --------
     Total real estate loans .....     90,731       54.6

Consumer Loans:
   Total consumer loans ..........        481        0.3

Commercial business loans:
   Total commercial business loans      6,900        4.1
                                     --------   --------
   Total adjustable-rate loans ...     98,112       59.0
                                     --------   --------

   Total loans ...................   $166,293     100.00%
                                     ========   ========

Less:
   Allowance for loan losses .....      1,632
                                     --------
Total loans receivable, net ......   $164,661
                                     ========

      One-to four-family Residential Loans. The Bank's primary lending activity is the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one- to four-family residential mortgage loans are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. However, the Bank will originate one- to four-family loans with loan-to-value ratios of up to 97%, provided the borrower obtains private mortgage insurance. Generally, fixed-rate loans are originated for terms of up to 30 years. One- to four-family fixed-rate loans are offered with a monthly payment feature.

      The Bank originates both adjustable rate and fixed-rate one- to four-family loans. The interest rate on ARM loans is indexed to the one year Treasury bill rate. The Bank's ARM loans currently provide for maximum rate adjustments of 200 basis points per year and 600 basis points over the term of the loan. The Bank offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over a maximum term of up to 30 years. ARM loans are offered with both monthly and bi-weekly payment features. ARM loans are originated for retention in the Bank's portfolio.

      As a result of the lower interest rate environment during the past year, a greater percentage of the Bank's one- to four-family loan originations consisted of fixed-rate one- to four-family mortgage loans. The Bank originates and generally sells its fixed-rate one- to four-family loans on a servicing retained basis without recourse to the Bank. At December 31, 2004, loans serviced by the Bank for others totaled $95.2 million. During the year ended December 31, 2004 and December 31, 2003, the Bank sold $18.6 million and $50.2 million, respectively in fixed-rate one- to four-family loans. As of December 31, 2004 the Bank had $2.9 million of mortgage loan forward sale commitments to hedge interest rate risk on certain committed originated loans. The fair value of these commitments is not material.

      ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2004, 23.6% of the Bank's loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

      All one- to four-family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      At December 31, 2004, approximately $81.6 million, or 38.2% of the Bank's loan portfolio, consisted of one- to four-family residential loans. Approximately $128,000 of such loans (representing three loans) were included in nonperforming loans as of that date.

      Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-rate of interest. Both adjustable rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one- to four-family fixed-rate loans. Fixed-rate home equity loans are originated with terms up to ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 2004, the outstanding balances of home equity loans totaled $20.3 million, or 9.5% of the Bank's loan portfolio. Approximately $31,000 of such loans (representing two loans) were included in nonperforming loans as of that date.

      Commercial Real Estate Loans. At December 31, 2004, $44.7 million, or 20.9% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2004, the largest commercial real estate loan had a principal balance of $1.6 million and was secured by a hotel and other assets. This loan is performing in accordance with its terms. As of December 31, 2004, there were two commercial real estate loans included in nonperforming loans which approximated $436,000.

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

      Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for Bank management to monitor and evaluate.

      Consumer Lending. At December 31, 2004, consumer loans totaled $36.5 million, or 17.0% of the total loan portfolio. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 2004, loans secured by automobiles totaled $32.1 million, of which $27.3 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles.

      Consumer loans generally have shorter terms and higher interest rates than one- to four-family mortgage loans. In addition, consumer loans expand the products and services offered by the Bank to better meet the financial services needs of its customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to, loss of or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

      The Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security to the proposed loan amount. The Bank underwrites its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources. At December 31, 2004, there were no consumer loans included in nonperforming loans as of that date.

Commercial Business Loans. The Bank also originates commercial business loans. Commercial business loans are originated with terms of up to seven years, at fixed rates of interest except for lines of credit which have variable rates of interest. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 2004, the Bank had $30.7 million of commercial business loans which represented 14.4% of the total loan portfolio. On such date, the largest commercial business lending relationship totaled $1.6 million, which was secured by business assets of a not-for-profit corporation. At December 31, 2004, unsecured commercial business loans totaled $4.2 million.

      Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. At December 31, 2004, there were no commercial business loans included in nonperforming loans as of that date.

      Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2004, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                                                                 Ten
                                               One         Three     Five       Through     Beyond
                                              Through     Through   Through     Twenty-     Twenty-
                                 Within One    Three       Five       Ten        Five        Five
                                    Year       Years       Years     Years       Years       Years       Total
                                 ----------   --------    --------  --------    --------    --------   --------
                                                            (Dollars in thousands)
Real estate loans:
   One- to four-family.......     $  1,888    $    885    $  2,004   $ 10,096    $ 47,516    $ 19,232   $ 81,621
   Home equity...............          247       2,129       2,333     15,219         284          97     20,309
   Commercial real estate....        3,038         527       1,629     10,885      28,641          --     44,720
                                  --------    --------    --------   --------    --------    --------   --------
     Total real estate loans.        5,173       3,541       5,966     36,200      76,441      19,329    140,650

Consumer and other loans.....        1,308      10,363      19,870      4,549         227         190     36,507

Commercial business loans....       13,063       5,586       6,743      4,494         813           5     30,704
                                  --------    --------    --------   --------    --------    --------   --------

     Total loans.............     $ 19,544    $ 19,490    $ 32,579   $ 45,243    $ 77,481    $ 19,524   $213,861
                                  ========    ========    ========   ========    ========    ========   ========

      Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2004, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2005. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                     Due After December 31, 2004
                                            -----------------------------------------------
                                               Fixed           Adjustable          Total
                                            ------------      ------------     ------------
                                                          (Dollars in thousands)
Real estate loans
   One- to four-family.................     $     29,403      $     50,330     $     79,733
   Home equity.........................            9,199            10,863           20,062
   Commercial real estate..............            4,574            37,108           41,682
                                            ------------      ------------     ------------
     Total real estate loans...........           43,176            98,301          141,477

Consumer and other loans...............           34,795               404           35,199
Commercial business loans..............           11,193             6,448           17,641
                                            ------------      ------------     ------------
     Total loans.......................     $     89,164      $    105,153     $    194,317
                                            ============      ============     ============

      Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented except for those purchased as part of the acquisition of SBC.

                                               Year Ended December 31,
                                            -----------------------------
                                              2004       2003      2002
                                            --------   --------   -------
                                               (Dollars in thousands)
Originations by Type:
---------------------
Adjustable Rate:
     Real estate:
       One- to four-family ..............   $  7,585   $  5,733   $ 6,540
       Home equity ......................      6,695      6,570     2,857
       Commercial and real estate .......     10,581      8,873     7,977
                                            --------   --------   -------
       Total real estate loans ..........     24,861     21,176    17,374
       Consumer loans ...................        687      1,336       969
       Commercial business loans ........      9,304      6,532     4,270
                                            --------   --------   -------
           Total adjustable rate loans ..   $ 34,852   $ 29,044   $22,613
                                            --------   --------   -------
Fixed-Rate:
     Real estate:
       One- to four-family ..............   $ 30,946   $ 63,031   $36,989
       Home equity ......................      2,381      2,564     3,551
       Commercial and real estate .......      1.966      1,890     1,172
                                            --------   --------   -------
       Total real estate loans ..........     35,293     67,485    41,712
       Consumer loans ...................     20,833     20,641    19,085
       Commercial business loans ........     17,703     17,127    13,568
                                            --------   --------   -------
           Total fixed rate loans .......   $ 73,829   $105,253   $74,365
                                            --------   --------   -------
Total loans originated ..................   $108,681   $134,297   $96,978
                                            --------   --------   -------

Purchased Adjustable Rate:
--------------------------
     Real estate:
       One- to four-family ..............   $     --   $     --   $ 4,143
       Home equity ......................         --         --       354
       Commercial and real estate .......         --         --     1,940
                                            --------   --------   -------
       Total real estate loans ..........         --         --     6,437
       Consumer loans ...................         --         --        10
       Commercial business loans ........         --         --     3,964
                                            --------   --------   -------
           Total adjustable rate loans ..   $     --   $     --   $10,411
                                            --------   --------   -------
Fixed-Rate:
     Real estate:
       One- to four-family ..............   $     --   $     --   $ 8,080
       Home equity ......................         --         --     2,595
       Commercial and real estate .......         --         --        --
                                            --------   --------   -------
       Total real estate loans ..........         --         --    10,675
       Consumer loans ...................         --         --     6,582
       Commercial business loans ........         --         --        --
                                            --------   --------   -------
           Total fixed rate loans .......   $     --   $     --   $17,257
                                            --------   --------   -------
Total loans purchased ...................   $     --   $     --   $27,668
                                            --------   --------   -------

Sales:
------
     Real estate:
       One- to four-family ..............   $ 18,596   $ 50,222   $32,408
       Consumer loans ...................         --         --       542
                                            --------   --------   -------
Total loans sold ........................   $ 18,596   $ 50,222   $32,950

Repayments:
-----------
     Real estate:
       One- to four-family ..............   $ 18,224   $ 24,213   $14,240
       Home equity ......................      5,768      7,282     5,285
       Commercial and real estate .......      6,011      4,658     3,530
                                            --------   --------   -------
           Total real estate loans ......     30,003     36,153    23,055
     Consumer loans .....................     21,135     23,276    22,789
     Commercial business loans ..........     27,797     21,940    18,412
                                            --------   --------   -------
           Total repayments .............   $ 78,935   $ 81,369   $64,256
                                            --------   --------   -------
           Total reductions .............   $ 97,531   $131,591   $97,206
                                            --------   --------   -------

       Net increases ....................   $ 11,150   $  2,706   $27,440
                                            ========   ========   =======

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

      The Board annually approves independent appraisers used by the Bank. The Bank requires an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is the Bank's policy to require hazard insurance on all mortgage loans and title insurance on fixed-rate one- to four-family loans.

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

      At December 31, 2004, the largest aggregate amount loaned by the Bank to one borrower consisted of a commercial real estate loan and a commercial line of credit to a real estate holding company with an outstanding balance totaling $3.2 million. Of this amount, $3.1 million consisted of commercial real estate loans secured by property. At December 31, 2004 this lending relationship was performing in accordance with its terms.

Delinquencies and Classified Assets

      Collection Procedures. A computer generated late notice is sent when a loan's grace period ends. After the late notice has been mailed, accounts are assigned to collectors for follow-up to determine reasons for delinquency and explore payment options. Generally, loans that are 30 days delinquent will receive a default notice from the Bank. With respect to consumer loans, the Bank will commence efforts to repossess the collateral after the loan becomes 45 days delinquent. Loans secured by real estate that are delinquent over 60 days are turned over to the Bank's Management Asset Manager. Generally, after 90 days the Bank will commence legal action.

      Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is reversed from interest income. At December 31, 2004, the Bank had nonperforming loans of $595,000 and a ratio of nonperforming loans to total loans of 0.28%. At December 31, 2004, the Bank's ratio of nonperforming assets to total assets was 0.14%.

      Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as Other Real Estate ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings. At December 31, 2004 and 2003, REO was $0 and $115,000 respectively.

      The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 2004. When a loan is delinquent 90 days or more, the Bank fully reverses all interest accrued and ceases to accrue interest thereafter.

                                              Loans Delinquent for:
                         ------------------------------------------------------------------
                              60-89 Days         90 Days or More     Total delinquent Loans
                         -------------------   -------------------   ----------------------
                          Number     Amount     Number     Amount     Number        Amount
                         --------   --------   --------   --------   --------      --------
                                              (Dollars in thousands)
One- to four-family ..         --   $     --          3   $    128          3      $    128
Home equity ..........          1         19          1         12          2            31
Commercial real estate         --         --          1         83          1            83
Consumer .............          1         --         --         --          1            --
Commercial business ..         --         --         --         --         --            --
                         --------   --------   --------   --------   --------      --------
  Total ..............          2   $     19          5   $    223          7      $    242
                         ========   ========   ========   ========   ========      ========

      Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                                       At December 31,
                                                             ------------------------------------------------------------------
                                                                2004          2003          2002          2001          2000
                                                             ----------    ----------    ----------    ----------    ----------
                                                                                   (Dollars in thousands)
Non-accruing loans:
   One- to four-family ...................................   $      128    $      114    $       49    $      139    $      112
   Multi-family ..........................................           --            --            --            --            --
   Commercial real estate ................................          436            --            --            69            75
   Construction and land .................................           --            --            --            --            --
   Consumer ..............................................                         31            11            --            --
   Commercial business ...................................           --            22            --            --            --
                                                             ----------    ----------    ----------    ----------    ----------
     Total ...............................................          595           147            49           208           187
                                                             ----------    ----------    ----------    ----------    ----------

Accruing loans delinquent more than 90 days:
   One- to four-family ...................................           --            --            --            --            --
   Multi-family ..........................................           --            --            --            --            --
   Commercial real estate ................................           --            --            --            --            --
   Construction and land .................................           --            --            --            --            --
   Consumer ..............................................           --            34            --            --            --
   Commercial business ...................................           --            --            --            --            --
                                                             ----------    ----------    ----------    ----------    ----------
     Total ...............................................           --            34            --            --            --
                                                             ----------    ----------    ----------    ----------    ----------

Total nonperforming loans ................................   $      595    $      181    $       49    $      208    $      187
                                                             ==========    ==========    ==========    ==========    ==========

Foreclosed assets:
   One- to four-family ...................................   $       --    $       --    $       --    $       77    $       55
   Multi-family ..........................................           --            --            --            --            --
   Commercial real estate ................................           --           115            --            --            --
   Construction and land .................................           --            --            --            --            --
   Consumer ..............................................           --            --            --            --            --
   Commercial business ...................................           --            --            --            --            --
                                                             ----------    ----------    ----------    ----------    ----------
     Total ...............................................           --           115            --            77            55
                                                             ==========    ==========    ==========    ==========    ==========

Total nonperforming loans as a percentage of total loans .         0.28%         0.09%         0.02%         0.01%         0.01%
                                                             ==========    ==========    ==========    ==========    ==========
Total nonperforming assets ...............................   $      595    $      296    $       49    $      285    $      242
                                                             ==========    ==========    ==========    ==========    ==========
Total nonperforming assets as a percentage of total assets         0.14%         0.07%         0.01%         0.08%         0.08%
                                                             ==========    ==========    ==========    ==========    ==========

      During the years ended December 31, 2004 and 2003, respectively, gross interest income of $33,800 and $7,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2004 and 2003.

      Classification of Assets. On the basis of management's review of its assets, at December 31, 2004, the Bank had classified a total of $1.8 million of loans as follows:

                                            At December 31,
                               ------------------------------------------
                                2004     2003     2002     2001     2000
                               ------   ------   ------   ------   ------
                                        (Dollars in Thousands)

      Special mention ......   $  533   $2,000   $   --   $  792   $   --
      Substandard ..........    1,124    1,376    1,661    1,214    1,750
      Doubtful assets ......       53       --      143       --       --
      Loss assets ..........       --       --       --       --       --
      Impaired assets ......       79      700      734       --       --
                               ------   ------   ------   ------   ------

           Total ...........   $1,789   $4,076   $2,536   $2,006   $1,750
                               ======   ======   ======   ======   ======

      Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk rating of the various loan categories. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considering among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2004, the total allowance was $2.0 million, which amounted to 0.94% of loans, net and 333.1% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management evaluates the adequacy of the allowance and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages for each category of performing loans not designated as problem loans to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans. Management monitors and modifies the level of the allowance for loan losses in order to maintain it at a level which it considers adequate to provide for potential loan losses. For the years ended December 31, 2004 and 2003, the Bank had charge-offs of $698,000 and $725,000, respectively, against this allowance.

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

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                      December 31,
                                                 -------------------------------------------------------
                                                  2004        2003        2002        2001        2000
                                                 -------     -------     -------     -------     -------
                                                                  (Dollars in thousands)
Balance at beginning of period ...............   $ 2,115     $ 2,109     $ 1,672     $ 1,632     $ 1,523

Charge-offs:
   One- to four-family .......................        --          13          19           8           7
   Commercial real estate ....................        --          --          --          25          --
   Construction and land .....................        --          --          --          --          --
   Consumer ..................................       415         509         382         294         260
   Commercial business .......................       283         203         406         176          44
                                                 -------     -------     -------     -------     -------
   Total .....................................       698         725         807         503         311
                                                 -------     -------     -------     -------     -------

Recoveries:
   One- to four-family .......................         2          --          34           1           3
   Commercial real estate ....................        --          --          --          --          --
   Construction and land .....................        --          --          --          --          --
   Consumer ..................................       102          95          62          50          66
   Commercial business .......................        11         106          23          12           6
                                                 -------     -------     -------     -------     -------
   Total .....................................       115         201         119          63          75
                                                 -------     -------     -------     -------     -------
Net charge-offs ..............................      (583)       (524)       (688)       (440)       (236)
Addition of allowance ........................        --          --         961          --          --
Additions charged to operations ..............       450         530         164         480         345
                                                 -------     -------     -------     -------     -------
Balance at end of period .....................   $ 1,982     $ 2,115     $ 2,109     $ 1,672     $ 1,632
                                                 =======     =======     =======     =======     =======

Allowance  for loan losses as a percentage  of
total loans receivable, net ..................      0.94%       1.05%       1.07%       0.98%       0.99%
                                                 =======     =======     =======     =======     =======

Ratio of net charge-offs to average loans ....      0.28%       0.26%       0.37%       0.26%       0.15%
                                                 =======     =======     =======     =======     =======

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                            At December 31,
                           ---------------------------------------------------------------------------------
                                          2004                                        2003
                           --------------------------------------    ---------------------------------------
                                                        Percent                                    Percent
                                                        of Loans                                   of Loans
                           Amount of       Loan         in Each       Amount of       Loan         In Each
                           Loan Loss      Amounts     Category to     Loan Loss      Amounts      Category
                           Allowance    by Category   Total Loans    Allowances    by Category   Total Loans
                           ---------    -----------   -----------    ----------    -----------   -----------
                                                       (Dollars in thousands)
Residential mortgages      $     334     $ 101,930         47.66%     $     330     $  96,611         47.81%
Commercial real estate           304        44,720         20.91            353        38,184         18.84
Consumer .............           677        36,507         17.07            675        36,122         17.82
Commercial business ..           644        30,704         14.36            743        31,494         15.53
Unallocated ..........            23            --            --             14            --            --
                           ---------     ---------     ---------      ---------     ---------     ---------
         Total .......     $   1.982     $ 213,861        100.00%     $   2,115     $ 202,711        100.00%
                           =========     =========     =========      =========     =========     =========


                                       At December 31,
                           --------------------------------------
                                           2002
                           --------------------------------------
                                                        Percent
                                                        of Loans
                           Amount of       Loan         In Each
                           Loan Loss      Amounts     Category to
                           Allowance    by Category   Total Loans
                           ---------    -----------   -----------
                                    (Dollars in thousands)
Residential mortgages      $     459     $ 100,730         50.36%
Commercial real estate           409        32,079         16.04
Consumer .............           538        37,421         18.71
Commercial business ..           687        29,775         14.89
Unallocated ..........            16            --            --
                           ---------     ---------     ---------
         Total .......     $   2,109     $ 200,005        100.00%
                           =========     =========     =========

                                                            At December 31,
                              ----------------------------------------------------------------------------
                                             2001                                    2000
                              -------------------------------------   ------------------------------------
                                                         Percent                                Percent
                                                         of Loans                               of Loans
                              Amount of      Loan        in each      Amount of      Loan       in Each
                              Loan Loss     Amounts     Category to   Loan Loss    Amounts     Category to
                              Allowance   by Category   Total Loans   Allowance   by Category  Total Loans
                              ---------   -----------   -----------   ---------   -----------  -----------
                                                         (Dollars in thousands)
Residential mortgages ...     $    382     $ 87,554        50.74%     $    487     $ 95,326        57.32%
Commercial real estate ..          366       24,520        14.21           280       19,876        11.95
Consumer ................          437       34,106        19.76           422       31,226        18.78
Commercial business .....          487       26,385        15.29           434       19,865        11.95
Unallocated .............           --           --           --             9           --           --
                              --------     --------     --------      --------     --------     --------
         Total ..........     $  1,672     $172,565       100.00%     $  1,632     $166,293       100.00%
                              ========     ========     ========      ========     ========     ========

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

      The Bank's current policies generally limit security investments to U.S. Government and agency securities, tax-exempt bonds, public utilities debt obligations, corporate debt obligations and corporate equity securities. In addition, the Bank's policy permits investments in mortgage related securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. In the past, the Bank invested in privately issued collateralized mortgage obligations ("CMOs"), but has only invested in agency issued CMOs in recent years. The Bank's investment strategy is to increase overall investment securities yields while managing interest rate risk. The Bank will only invest in securities rated as investment grade by a nationally recognized investment rating agency. The Bank does not engage in any hedging transactions, such as interest rate swaps or caps.

      Investment Securities. At December 31, 2004, the Bank had $109.7 million, or 26.0% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities, corporate obligations, a mutual fund and equity investments in corporate and FHLB stock. The corporate debt obligations reported includes trust preferred investments with a book value of $2.5 million and an estimated market value of $2.8 million at December 31, 2004. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. The Bank does not have a trading portfolio. Investment securities are classified as available for sale. At December 31, 2004, the Bank's investment securities portfolio had a weighted average remaining life expectancy of 8.92 years.

      Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                             At December 31,
                                              -------------------------------------------------------------------------------
                                                       2004                         2003                        2002
                                              ---------     ---------     ---------     ---------     ---------     ---------
                                              Amortized       Fair        Amortized       Fair        Amortized       Fair
                                                Cost          Value         Cost          Value         Cost          Value
                                              ---------     ---------     ---------     ---------     ---------     ---------
                                                                          (Dollars in thousands)
Investment securities available for sale:
   Federal agency securities ............     $  38,835     $  38,213     $  45,840     $  45,500     $  48,594     $  49,507
   Corporate debt securities ............        21,767        22,194        31,175        31,736        42,751        42,250
   Tax exempt bonds .....................        30,743        31,168        25,496        26,109        12,642        12,962
   Public utilities .....................            --            --            --            --            --            --
   Equity securities ....................        14,720        14,898        15,020        15,334        15,020        14,852
                                              ---------     ---------     ---------     ---------     ---------     ---------
       Subtotal .........................       106,065       106,473       117,531       118,679       119,007       119,571
   FHLB stock ...........................         3,257         3,257         3,370         3,370         3,685         3,685
                                              ---------     ---------     ---------     ---------     ---------     ---------
       Total ............................     $ 109,322     $ 109,730     $ 120,901     $ 122,049     $ 122,692     $ 123,256
                                              =========     =========     =========     =========     =========     =========

Average remaining life of investment
   securities ...........................     8.92 years                  7.51 years                  6.07 years
Other interest earning assets:
   Interest-bearing deposits with banks .           986           986         1,340         1,340         2,092         2,092
   Federal funds sold ...................         3,180         3,180            --            --         2,400         2,400
                                              ---------     ---------     ---------     ---------     ---------     ---------
       Total loans ......................     $   4,166     $   4,166     $   1,340     $   1,340     $   4,492     $   4,492
                                              =========     =========     =========     =========     =========     =========


                                                                At December 31,
                                              ---------------------------------------------------
                                                        2001                       2000
                                              -----------------------     -----------------------
                                              Amortized       Fair        Amortized       Fair
                                                Cost          Value         Cost          Value
                                              ---------     ---------     ---------     ---------
                                                            (Dollars in thousands)
Investment securities available for sale:
   Federal agency securities ............     $  25,035     $  25,238     $  47,795     $  47,686
   Corporate debt securities ............        31,663        30,286        17,189        16,541
   Tax exempt bonds .....................         3,480         3,498         2,569         2,542
   Public utilities .....................           200           201           200           199
   Equity securities ....................        14,944        15,337        19,806        19,878
                                              ---------     ---------     ---------     ---------
       Subtotal .........................        75,322        74,560        87,559        86,846
   FHLB stock ...........................         3,830         3,830         3,950         3,950
                                              ---------     ---------     ---------     ---------
       Total ............................     $  79,152     $  78,390     $  91,509     $  90,796
                                              =========     =========     =========     =========

Average remaining life of investment
   securities ...........................     7.32 years                  6.40 years
Other interest earning assets:
   Interest-bearing deposits with banks .         4,909         4,909           297           297
   Federal funds sold ...................         9,900         9,900         1,600         1,600
                                              ---------     ---------     ---------     ---------
       Total loans ......................     $  14,809     $  14,809     $   1,897     $   1,897
                                              =========     =========     =========     =========

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, cost, market value and weighted average yields for the Bank's investment portfolio at December 31, 2004.

                                                               December 31, 2004
                                        ---------------------------------------------------------------------
                                        Less Than       1 to 5         5 to 10         Over
                                         1 Year          Years          Years        10 Years         Total
                                        ---------      ---------      ---------      ---------      ---------
                                        Carrying       Carrying       Carrying       Carrying       Carrying
                                          Value          Value          Value          Value          Value
                                        ---------      ---------      ---------      ---------      ---------
                                                               (Dollars in Thousands)
   Federal agency securities ......     $     602      $  14,785      $   8,188      $  14,638      $  38,213
   Corporate debt securities ......            --          2,769            969         18,456         22,194
   Tax exempt bonds ...............         1,298          3,566         19,614          6,690         31,168
   Equity securities ..............            --             --             --         14,898         14,898
                                        ---------      ---------      ---------      ---------      ---------
     Total securities .............     $   1,900      $  21,120      $  28,771      $  54,682      $ 106,473
                                        =========      =========      =========      =========      =========

Weighted average yield (1) ........          2.89%          3.83%          3.85%          5.25%          4.54%

-------------------------
(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

      Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae; and (iii) increase liquidity. At December 31, 2004, the amortized cost of mortgage-backed securities totaled $44.5 million or 10.5% of total assets, all of which were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 2.25% to 8.50%, a weighted average yield of 4.24% and a weighted average life (including payment assumption) of 5.69 years at December 31, 2004. The estimated fair value of the Bank's mortgage-backed securities at December 31, 2004 was $44.4 million which was $120,000 lower than the amortized cost of $44.5 million.

      Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $44.5 million mortgage-backed securities portfolio at December 31, 2004, $700,000 with a weighted average yield of 4.39% had contractual maturities within five years, $1.9 million with a weighted average yield of 4.16% had contractual maturities of five to ten years and $41.9 million with a weighted average yield of 4.24% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage related securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

      Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.

                                                                                     December 31,
                                                   -------------------------------------------------------------------------------
                                                             2004                       2003                        2002
                                                   -----------------------     -----------------------     -----------------------
                                                   Amortized       Fair        Amortized       Fair        Amortized       Fair
                                                     Cost          Value         Cost          Value         Cost          Value
                                                   ---------     ---------     ---------     ---------     ---------     ---------
                                                                               (Dollars in thousands)
Mortgage-backed securities available for sale:
  GinnieMae ..................................     $     416     $     444     $   1,504     $   1,588     $   4,256     $   4,448
  FannieMae ..................................        14,819        14,674        21,863        21,979        12,628        13,074
  FreddieMac .................................        19,706        19,672        22,795        22,934        18,914        19,369
  CMOs .......................................         9,151         9,182         4,961         4,723         2,127         2,116
  Small business administration ..............           405           405           565           564           713           712
                                                   ---------     ---------     ---------     ---------     ---------     ---------
      Total ..................................     $  44,497     $  44,378     $  51,688     $  51,788     $  38,638     $  39,719
                                                   =========     =========     =========     =========     =========     =========


                                                                       December 31,
                                                   ---------------------------------------------------
                                                             2001                 2000
                                                   -----------------------     -----------------------
                                                   Amortized       Fair        Amortized       Fair
                                                     Cost          Value         Cost          Value
                                                   ---------     ---------     ---------     ---------
                                                                  (Dollars in thousands)
Mortgage-backed securities available for sale:
  GinnieMae ..................................     $  14,661     $  14,875     $  13,349     $  13,457
  FannieMae ..................................        16,105        16,244        13,336        13,211
  FreddieMac .................................        19,395        19,528        13,793        13,754
  CMOs .......................................         2,140         2,156            50            51
  Small business administration ..............           883           883            --            --
                                                   ---------     ---------     ---------     ---------
      Total ..................................     $  53,184     $  53,686     $  40,528     $  40,473
                                                   =========     =========     =========     =========

Sources of Funds

      General.  The  primary  sources  of the Bank's  funds for use in  lending,
investing  and  for  other  general   purposes  are  deposits,   repayments  and
prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, interest-bearing demand accounts, noninterest-bearing checking accounts, money market accounts and certificates of deposit. The Bank also offers IRAs and other qualified plan accounts. The Bank has a commercial bank subsidiary which is permitted to accept municipal deposit accounts from various municipalities, school districts and other public sources. Through our special purpose subsidiary at December 31, 2004 the Bank held $8.5 million in municipal deposits.

      At December 31, 2004,  deposits  totaled $301.6  million.  At December 31,
2004, the Bank had a total of $115.0 million in certificates of deposit, of which $72.1 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2004 certificates of deposit with balances of $100,000 or more totaled $27.7 million.

      The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Deposits are obtained predominantly from the areas in which the Bank's branch offices are located. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and it generally does not solicit deposits from outside its market area. While certificates of deposit in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as they are more difficult to retain than core deposits. Historically, the Bank has not used brokers to obtain deposits.

      The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                            Year Ended December 31,
                                               -----------------------------------------------
                                                   2004              2003             2002
                                               -----------       -----------       -----------
                                                            (Dollars in thousands)
Opening balance ..........................     $   305,515       $   291,779       $   228,163
Deposits acquired in acquisition of SBC ..                                --            60,146
Deposits .................................       2,421,711         2,249,912         1,915,273
Withdrawals ..............................      (2,429,555)       (2,241,116)       (1,918,344)
Interest credited ........................           3,976             4,940             6,541
                                               -----------       -----------       -----------

Ending balance ...........................     $   301,647       $   305,515       $   291,779
                                               -----------       -----------       -----------

Net increase (decrease) ..................     $    (3,868)      $    13,736       $    63,616
                                               ===========       ===========       ===========

Percent increase (decrease) ..............           (1.27)%            4.71%            27.88%
                                               ===========       ===========       ===========

      The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2004.

                                                                         Maturity
                                                     -----------------------------------------------
                                                     3 Months   Over 3 to 6  Over 6 to 12   Over 12
                                                     or Less       Months       Months       Months        Total
                                                     --------   -----------  ------------   --------      --------
                                                                       (Dollars in thousands)
Certificates of deposit less than $100,000........   $ 20,551     $ 14,912      $20,735      $31,035      $ 87,233
Certificates of deposit of $100,000 or more.......      5,951        2,789        7,197       11,799        27,736
                                                     --------     --------      -------      -------      --------
Total of certificates of deposit..................   $ 26,502     $ 17,701      $27,932      $42,834      $114,969
                                                     ========     ========      =======      =======      ========

      The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

                                                                       December 31,
                                      ----------------------------------------------------------------------------
                                               2004                       2003                       2002
                                      ----------------------     ----------------------     ----------------------
                                       Amount       Percent       Amount       Percent       Amount       Percent
                                      ---------    ---------     ---------    ---------     ---------    ---------
                                                                 (Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing ..............    $  50,082        16.60%    $  46,644        16.25%    $  45,951        15.75%

Savings accounts .................       70,252        23.29        69,177        22.64        64,946        22.26
Interest-bearing checking ........       29,076         9.64        19,907         6.51        12,118         4.15
Money market accounts ............       37,268        12.36        40,038        13.11        35,206        12.07
                                      ---------    ---------     ---------    ---------     ---------    ---------
     Total .......................      186,678        61.89       178,766        58.51       158,221        54.23
                                      ---------    ---------     ---------    ---------     ---------    ---------

Certificates of deposit:
Less than 2.00% ..................       53,686        17.80        59,380        19.44        26,014         8.91
2.00-3.99% .......................       38,562        12.78        38,156        12.49        59,481        20.39
4.00-5.99% .......................       15,147         5.02        20,187         6.61        35,309        12.10
6.00-7.99% .......................        7,574         2.51         9,026         2.95        12,754         4.37
                                      ---------    ---------     ---------    ---------     ---------    ---------
     Total certificates of deposit      114,969        38.11       126,749        41.49       133,558        45.77
                                      ---------    ---------     ---------    ---------     ---------    ---------
        Total deposits ...........    $ 301,647       100.00%    $ 305,515       100.00%    $ 291,779       100.00%
                                      =========    =========     =========    =========     =========    =========

      The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 2004.

                                                                                                        Percent
                                    <2.00%     2.00-3.99%    4.00-5.99%    6.00-7.99%      Total        of Total
                                 ---------     ----------    ----------    ----------    ---------     ---------
                                                              (Dollars in thousands)
Certificate accounts maturing
-----------------------------
in quarter ending:
------------------

March 31, 2005 ..............    $  20,335     $   4,045     $     383     $   1,739     $  26,502         23.05%
June 30, 2005 ...............       11,390         3,667           300         2,343        17,700         15.40
September 30, 2005 ..........       10,403         3,838           171         1,449        15,861         13.80
December 31, 2005 ...........        8,035         3,395            49           593        12,072         10.50
March 31, 2006 ..............        1,297         1,307           503         1,032         4,139          3.60
June 30, 2006 ...............          858         1,357         1,019            --         3,234          2.81
September 30, 2006 ..........          176         2,757         1,405            --         4,338          3.77
December 31, 2006 ...........          381         3,689           493            42         4,605          4.01
Thereafter ..................          811        14,507        10,824           376        26,518         23.07
                                 ---------     ---------     ---------     ---------     ---------     ---------
   Total ....................    $  53,686     $  38,562     $  15,147     $   7,574     $ 114,969        100.00%
                                 =========     =========     =========     =========     =========     =========

   Percent of total .........        46.70%        33.54%        13.17%         6.59%       100.00%

      Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                     At December 31,
                                                                           ----------------------------------
                                                                             2004         2003         2002
                                                                           --------     --------     --------
                                                                                  (Dollars in thousands)
Short-term borrowings:
  Overnight line of credit ............................................    $     --     $  2,500     $  2,000
  Repurchase agreements - FHLB ........................................          --           --           xx
Term advances - FHLB ..................................................      13,500       13,500       16,500
Long-term borrowings:
  Repurchase agreements - FHLB ........................................      27,000       32,000       34,000
  Term advances - FHLB ................................................      23,900       19,400       21,000
                                                                           --------     --------     --------
    Total borrowings ..................................................    $ 64,400     $ 67,400     $ 73,500
                                                                           --------     --------     --------

Weighted Average interest cost of short-term borrowings during the year        1.34%        4.38%        4.63%
                                                                           --------     --------     --------
Weighted Average interest cost of long-term borrowings during the year         4.64%        4.75%        4.89%
                                                                           --------     --------     --------

Average Balance of borrowings outstanding during the year .............    $ 65,795     $ 68,757     $ 72,912
                                                                           --------     --------     --------

      Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 2004, the Bank maintained 494 trust/fiduciary accounts, with total assets of $101.5 million under management as compared to 435 trust/fiduciary accounts with $79.9 million total assets at December 31, 2003. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

Limited Purpose Commercial Bank

      In connection with the acquisition of SBC on May 31, 2002, the Bank holds The State Bank of Chittenango as a limited purpose commercial bank. SBC is permitted to accept municipal deposits from various municipalities, school districts and other public sources; a source of funds not available to the Bank under New York Law. At December 31, 2004, The State Bank of Chittenango held $13.7 million in assets, consisting primarily of U.S. Government obligations and mortgage-backed securities and $8.5 million in deposits.

Insurance Activities

      On October 2, 2000, the Bank completed the acquisition of Bailey & Haskell Associates, Inc., ("B&H"), an insurance agency located in Central New York State. B&H has offices in Oneida, Canastota, Cazenovia, New Hartford and Syracuse. B&H is a full-service insurance and financial services firm with over 90 employees providing services to over 19,000 customers. Adding B&H insurance and financial services business has enabled the Bank to evolve from a traditional depository institution into a full-service financial services organization. B&H offers personal and commercial property insurance, life insurance, pension plan services, mutual funds and annuity sales, and other products and services. B&H represents many insurance companies including, Travelers, CNA, Hartford, Progressive, Utica National, Chubb and many more. The Bank acquired a number of brokerage agencies, notably Noyes and LaLonde, Inc., The Dunn Agency, Kennedy & Clarke, Inc., and MacDonald/Yando Agency, Inc. These companies were merged into B&H.

Competition

      Competition in the banking and financial services industry is intense. The Bank competes with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than the

Bank and may offer certain services that the Bank does not or cannot provide. Moreover, credit unions which offer substantially the same services as the Bank, not subject to federal or state income taxation. Trends toward the consolidation of the financial services industry, and the removal of restrictions on interstate branching and banking powers may make it more difficult for smaller institutions such as the Bank to compete effectively with large national and regional banking institutions. The Bank's profitability depends upon its ability to successfully compete in its market area.

Personnel

      As of December 31, 2004, the Bank had 137 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining unit. The Bank considers its relationship with its employees to be good.

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

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2004, the Bank had $14.9 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

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

The USA PATRIOT Act

      The USA  PATRIOT  Act  gives the  federal  government  powers  to  address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act amended the Bank Secrecy Act to encourage information sharing among bank regulatory agencies and law enforcement bodies. Moreover, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings associations, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

      o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

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

      o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2004, the Bank was in compliance with these reserve requirements.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2004, the Bank had $3.3 million of FHLB stock. The dividend yield from FHLB stock was 3.05% at December 31, 2004. No assurance can be given that the FHLB will pay any dividends in the future.

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

Executive Officers of the Registrant

      Listed below is information, as of December 31, 2004, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

         Name                Age            Position and Term
         ----              --------         --------------------------------------------------------------
Michael R. Kallet            55             President and Chief Executive Officer since 1990

Eric E. Stickels             44             Executive Vice President and Chief Financial Officer since 1998

Thomas H. Dixon              51             Executive Vice President and Chief Credit Officer since 1996

      A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT WWW.ONEIDABANK.COM AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

ITEM 2. PROPERTIES
------------------

      The Bank conducts its business through its main office located in Oneida, New York, and seven additional full service branch offices. The following table sets forth certain information concerning Company property and equipment at December 31, 2004. The aggregate net book value of the Company's premises and equipment was $9.9 million at December 31, 2004. The insurance subsidiary conducts its business through one owned and four leased facilities with lease expirations not exceeding five years.

                                        Original             Date of         Net Book Value
                                          Year                Lease    of Property and Equipment
     Location                           Acquired           Expiration     at December 31, 2004
     --------                           --------           ----------     --------------------
                                                                         (Dollars in thousands)
Main Office:
182 Main Street                           1889                 N/A            $1,985
Oneida, New York 13421

Branch Offices:
Camden Branch                             1997                 N/A               852
41 Harden Boulevard
Camden, New York 13316

Canastota Branch                          1999                 N/A               876
104 S. Peteboro St.
Canastota, New York 13032

Cazenovia Branch                          1971                 N/A             1,913
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch                           1976                 N/A               224
35 Broad Street
Hamilton, New York 13346

Convenience Center                        1988                 N/A               252
585 Main Street
Oneida, New York 13421

Chittenango Branch                        2002                 N/A               833
101 Falls Boulevard
Chittenango, New York 13037

Bridgeport Branch                         2002            November 2006           57
8786 State Route 31
Bridgeport, New York 13030

Mortgage Center
126 Lenox Avenue                          1989                 N/A               136
Oneida, New York 13421

Operations Center
169 Main Street                           2001                 N/A             1,166
Oneida, New York 13421

Bailey & Haskell Associates, Inc.
Various locations                         2000               Various           1,366
(Headquarters)
169 Main Street
Oneida, New York 13421

Other Bank Property
102 S. Peterboro St.                      2000                 N/A               194
Canastota, New York 13032

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

      In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, a United States District Court removed a stay of litigation, having been in place since the late 1980's pending settlement negotiations. In December 1998, both the Oneidas and the United States Justice Department filed motions to amend the long outstanding claim against the State of New York. The motions attempt to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither the Bank nor the Company is a named defendant in the motion. The Court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. In January 2001, amended complaints were served by the Oneidas and the United States, which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area. In June 2001, the Court determined that certain land purchased by the Oneidas in 1997 and 1998 are exempt from real estate taxes, accepting the Oneidas argument that the acquired parcels lie within the boundaries of the "reservation" established in 1794 by the Federal Government. The State of New York, Counties of Madison and Oneida and the City of Sherrill have appealed the Courts decision with a court date set for March 2002. In February 2002, a joint statement was issued by the Oneidas, State of New York and the counties of Madison and Oneida, indicating that the framework for a settlement had been agreed upon subject to the approval by the State legislature and the Federal Government. In July 2003, the United States Court of Appeals affirmed the decision of the lower court against the City of Sherrill but appeals continue relative to the decision against the Counties of Madison and Oneida. In January 2005 the United States Supreme Court heard the appeal brought forward by the City of Sherrill against the Oneidas arguing that the acquisition of real property by the Oneidas within the land claim area does not return the property to sovereign status. Therefore, the City of Sherrill contends that the property is subject to the payment of real property taxes or reverts to the ownership of the taxing authority if assessed property taxes are not paid. The United States Supreme Court is expected to file their decision on this case by June 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

      No matters were submitted during the fourth quarter of the year ended December 31, 2004 to a vote of securityholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

      For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 2004 (the "Annual Report to Stockholders") is incorporated herein by reference.

      During the fourth quarter of 2004 the Company did not repurchased any shares of its common stock.

                                                                                       Maximum Number of Shares that may
                               # of Shares     Average Price Paid       Total Shares     still be purchased under the
          Period                Purchased           Per Share            Purchased            repurchase program
-------------------------    --------------   --------------------    --------------  ----------------------------------
Oct. 1 Oct. 31                         --
                                                            --                  --                   --
Nov. 1 - Nov. 30                       --
                                                            --                  --                   --
Dec. 1- Dec. 31                        --
                                                            --                  --                250,000

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------------------------------------------------------

      The "Selected Consolidated Financial and Other Data" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

      Interest Rate Risk. In recent years, the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of residential monthly and bi-weekly adjustable-rate mortgage loans, commercial adjustable-rate mortgage loans, other business purpose loans and consumer loans consisting primarily of auto loans; (ii) selling substantially all newly originated longer-term fixed-rate one- to four-family residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (iii) managing the Bank's investment activities in a prudent manner in the context of overall balance sheet asset/liability management. Investing in shorter-term securities will generally bear lower yields as compared to longer-term investments, but will better position the Bank for increases in market interest rates and better matches the maturities of the Bank's certificate of deposit accounts. Certificates of deposit that mature in one year or less, at December 31, 2004 totaled $72.1 million, or 22.8% of total interest-bearing liabilities. The wholesale arbitrage strategy of investing allows the Bank to invest in longer-term assets by hedging the additional interest rate risk with liabilities of similar maturity or repricing characteristics. Borrowed funds that mature in one year or less, at December 31, 2004 totaled $13.5 million, or 4.27% of total interest-bearing liabilities. Management believes that this balanced approach to investing will reduce the exposure to interest rate fluctuations will enhance long-term profitability.

      Net Income and Portfolio Value Analysis. The Bank's interest rate sensitivity is monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Bank's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates; reinvestment rates. The following sets forth the Bank's net income and NPV as of December 31, 2004.

       Change in                Net Interest Income                 Net Portfolio Value
    Interest Rates        ---------------------------------------------------------------------
    In Basis Points        Dollar     Dollar     Percent       Dollar      Dollar     Percent
     (Rate Shock)          Amount     Change      Change       Amount      Change      Change
     ------------         ---------------------------------------------------------------------
                                                (Dollars in thousands)
         +300             $13,920    $   (16)       (0.1)%    $54,317    $(13,941)      (20.4)%
         +200             $13,958    $    23         0.2%     $59,825    $ (8,433)      (12.4)%
         +100             $13,962    $    26         0.2%     $64,293    $ (3,965)       (5.8)%
        Static            $13,936    $    --          --%     $    --    $     --          --%
         -100             $13,871    $   (64)       (0.5)%    $70,294    $  2,037         3.0%
         -200             $13,708    $  (227)       (1.6)%    $70,588    $  2,330         3.4%
         -300             $13,429    $  (507)       (3.6)%    $69,544    $  1,287         1.9%

      There are certain shortcomings inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net interest income and NPV requires the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and table assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

      The  financial   statements   identified  in  Item  15(a)(1)   hereof  are
incorporated by reference hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------

      On August 26, 2003, the Company's Audit Committee of the Board of Directors approved a change in auditors. The Audit Committee approved the engagement of Crowe Chizek and Company LLC to serve as the Company's independent public accountants, effective immediately.

      PwC performed audits of the consolidated financial statements for the one year ended December 31, 2002. Their report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the year ended December 31, 2002 and from December 31, 2002 through the effective date of the PwC termination, there were no disagreements between the Company and PwC on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such years.

      During the year ended December 31, 2002, and from December 31, 2002 until the effective date of the dismissal of PwC, PwC did not advise the Company of any of the following matters:

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

      During the year ended December 31, 2002, and from December 31, 2002 through the engagement of Crowe Chizek and Company LLC as the Company's independent accountant, neither the Company nor anyone on its behalf had consulted Crowe Chizek and Company LLC with respect to any accounting, auditing or financial reporting issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statement, or any related item.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

ITEM 9B. OTHER INFORMATION
--------------------------

      None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
-------------------------------------------------

      Information concerning Directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company's website at www.oneidabank.com.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

      Information concerning executive compensation is incorporated by reference from the Registrant's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
-------------------------------------

      Information concerning security ownership and equity compensation of certain owners and management is incorporated by reference from the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      Information concerning relationships and transactions is incorporated by reference from the Company's Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

      Information   concerning   principal   accountant  fees  and  services  is
incorporated by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements

            o     Report of Independent Registered Public Accounting Firm

            o Consolidated Statements of Condition, December 31, 2004, 2003 and 2002

            o Consolidated Statements of Income, Years Ended December 31, 2004, 2003 and 2002

            o Consolidated Statements of Changes in Stockholders' Equity, Years Ended December 31, 2004, 2003 and 2002

            o Consolidated Statements of Cash Flows, Years Ended December 31, 2004, 2003 and 2002

            o     Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules

            No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

      (a)(3) Exhibits

            3.1   Certificate of Incorporation of Oneida Financial Corp.*

            3.2   Bylaws of Oneida Financial Corp.*

            4     Form of Stock Certificate**

            10.1  Employee Stock Ownership Plan**

            10.2  Stock Option Plan**

            10.3  Recognition and Retention Plan**

            13    Annual Report to Stockholders

            14    Code of Ethics****

            16    Letter regarding change in certifying accountant***

            21    Subsidiaries of the Company

            23.1 Consent of Independent Registered Public Accounting Firm - Crowe Chizek and Company LLC

            23.2a Consent of Independent Registered Public Accounting Firm -
                  PricewaterhouseCoopers LLP

            23.2b Report of Independent Registered Publice Accounting Firm -
                  PricewaterhouseCoopers LLP

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

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company's Current Report on Form 8-K filed on July 20, 2001. (File No. 000-25101).

** Incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 17, 1998. (File No. 333-63603).

*** Incorporated by reference to the Company's  Current Report on Form 8-K, Item
4. Changes in Registrant's Certifying Accountant, filed on September 3, 2003.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      (b) The exhibits listed under (a)(3) above are filed herewith.

      (c) Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ONEIDA FINANCIAL CORP.


Date: March 29, 2005                   By: /s/ Michael Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Kallet                             By:  /s/ Eric Stickels
    -----------------------------------------           -----------------------------------------------
     Michael R. Kallet, President and Chief             Eric E. Stickels, Executive Vice President and
       Executive Officer                                  Chief Financial Officer
     (Principal Executive Officer)                      (Principal Financial and Accounting Officer)

Date: March 29, 2005                               Date: March 29, 2005


By: /s/ Thomas Dixon                               By:  /s/ Patricia Caprio
    -----------------------------------------           -----------------------------------------------
    Thomas H. Dixon, Executive Vice President           Patricia D. Director

Date: March 29, 2005                               Date: March 29, 2005


By: /s/ Edward Clarke                              By:  /s/ Marlene Denney
    -----------------------------------------           -----------------------------------------------
     Edward J. Clarke, Director                         Marlene C. Denney, Director

Date: March 29, 2005                               Date: March 29, 2005


By: /s/ John Haskell                               By:  /s/ Rodney Kent
    -----------------------------------------           -----------------------------------------------
     John E. Haskell, Director                          Rodney D. Kent, Director

Date: March 29, 2005                               Date: March 29, 2005


By: /s/ William Matthews                           By:  /s/ Michael Milmoe
    -----------------------------------------           -----------------------------------------------
     William D. Matthews, Director                      Michael W. Milmoe, Director

Date: March 29, 2005                               Date: March 29, 2005


By: /s/ Richard Myers                              By:  /s/ Gerald Volk
    -----------------------------------------           ---------------------------------------------------
     Richard B. Myers, Director                         Gerald N. Volk, Director

Date: March 29, 2005                               Date: March 29, 2005


By: /s/ Frank White, Jr.
   ------------------------------------------
     Frank O. White, Jr., Director
Date: March 29, 2005