Form 10-K/A
period 2004-12-31
ONEIDA FINANCIAL CORP
filed 2005-04-22
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from ___________________ to
     ______________________

                        Commission File Number: 000-25101
                                                ---------

                             ONEIDA FINANCIAL CORP.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Federal                                  16-1561678
--------------------------------------------          ---------------------
(State or Other Jurisdiction of Incorporation           (I.R.S. Employer
              or Organization)                        Identification Number)

   182 Main Street, Oneida, New York                       13421-1676
--------------------------------------------          ---------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (315) 363-2000
                -------------------------------------------------
               (Registrant's Telephone Number including area code)

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

                                Explanatory Note

This Annual Report on Form 10-K has been amended to include the City and State on the Report of the independent registered public accounting firm included in
Item 8 and 15 and Exhibit 13. The City and State were inadvertently omitted from the Form 10-K originally filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer are providing re-executed Rule 13a-14 certifications dated as of the date of this Amendment and are alos furnishing written statements pursuant to Title 18 United States Code, as added by Section 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached as Exhibits 31.1, 31.2, and 32 to this Amendemnt. The Exhibit section also has been revised to include as Exhibit 13 the updated Report of Independent Registered Public Accounting Firm.

Except as described above, no other changes have been made to the original Form 10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K.

                                TABLE OF CONTENTS


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

     The exhibits and financial statement schedules filed as a part of this Form 10-K/A are as follows:

     (a)(1)   Financial Statements

              o    Report of Independent Registered Public Accounting Firm

     (a)(3)   Exhibits



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

                                     ONEIDA FINANCIAL CORP.

Date: April 21, 2005                  By:  /s/ Michael Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael Kallet                           By:  /s/ Eric Stickels
    ---------------------------------------           ----------------------------------------------
     Michael R. Kallet, President and Chief           Eric E. Stickels, Executive Vice President and
       Executive Officer                                Chief Financial Officer
     (Principal Executive Officer)                    (Principal Financial and Accounting Officer)

Date: April 21, 2005                             Date: April 21, 2005


By: /s/ Thomas Dixon                             By:  /s/ Patricia Caprio
    ---------------------------------------           ----------------------------------------------
Thomas H. Dixon, Executive Vice President             Patricia D. Caprio, Director

Date: April 21, 2005                             Date: April 21, 2005


By: /s/ Edward Clarke                            By:  /s/ Marlene Denney
    ---------------------------------------           ----------------------------------------------
     Edward J. Clarke, Director                       Marlene C. Denney, Director

Date: April 21, 2005                             Date: April 21, 2005


By: /s/ John Haskell                             By:  /s/ Rodney Kent
    ---------------------------------------           ----------------------------------------------
     John E. Haskell, Director                        Rodney D. Kent, Director

Date: April 21, 2005                             Date: April 21, 2005


By: /s/ William Matthews                         By:  /s/ Michael Milmoe
    ---------------------------------------           ----------------------------------------------
     William D. Matthews, Director                    Michael W. Milmoe, Director

Date: April 21, 2005                             Date: April 21, 2005

By: /s/ Richard Myers                            By:  /s/ Gerald Volk
    ---------------------------------------           ----------------------------------------------
     Richard B. Myers, Director                       Gerald N. Volk, Director

Date: April 21, 2005                             Date: April 21, 2005

By: /s/ Frank White, Jr.
    ---------------------------------------
     Frank O. White, Jr., Director

Date: April 21, 2005
