Form 10-Q
period 2005-03-31
ONEIDA FINANCIAL CORP
filed 2005-05-13
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                     --------------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                          ------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,573,578 shares of the Registrant's common stock outstanding as of May 1, 2005.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements                                                         1

            Consolidated Statements of Condition                                         2
            As of March 31, 2005 (unaudited) and December 31, 2004 (audited)

            Consolidated Statements of Operations (unaudited)                            3
            For the three months ended March 31, 2005 and 2004

            Consolidated Statements of Comprehensive Income (unaudited)                  4
            For the three months ended March 31, 2005 and 2004

            Consolidated Statements of Changes in Stockholders' Equity (unaudited)       5
            For the three months ended March 31, 2005

            Consolidated Statements of Cash Flows (unaudited)                            6
            For the three months ended March 31, 2005 and 2004

            Notes to Consolidated Financial Statements (unaudited)                       7

   Item 2.  Management's Discussion and Analysis of Financial Condition                 12
            And Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  18

   Item 4.  Controls and Procedures                                                     18

PART II. OTHER INFORMATION                                                              19

   Item 1.  Legal Proceedings                                                           19

   Item 2.  Changes in Securities and Use of Proceeds                                   19

   Item 3.  Defaults Upon Senior Securities                                             20

   Item 4.  Submission of Matters to a Vote of Security Holders                         20

   Item 5.  Other Information                                                           20

   Item 6.  Exhibits                                                                    20

PART I. FINANCIAL INFORMATION

                          Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2005 and December 31, 2004

                                                             (unaudited)        (audited)
                                                                  At                At
                                                               March 31,       December 31,
                                                                 2005              2004
                                                                 ----              ----
ASSETS                                                     (in thousands, except share data)
         Cash and due from banks                             $     9,847       $    11,853
         Federal funds sold                                          729             3,180
                                                             -----------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                 10,576            15,033

         Investment securities, at fair value                    111,718           109,730
         Mortgage-backed securities, at fair value                44,114            44,378

         Mortgage loans held for sale                              1,363             2,894

         Loans receivable                                        215,522           210,966
         Allowance for loan losses                                (1,972)           (1,982)
                                                             -----------------------------
   LOANS RECEIVABLE, NET                                         213,550           208,984

         Bank premises and equipment, net                          9,732             9,854
         Accrued interest receivable                               1,939             2,104
         Other assets                                              5,290             5,543
         Cash surrender value - life insurance                    10,924            10,819
         Goodwill                                                 12,284            12,284
         Other intangible assets                                     957               986
         ---------------------------------------------------------------------------------
         TOTAL ASSETS                                        $   422,447       $   422,609
         =================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                           $   254,019       $   251,565
         Non-interest bearing deposits                            49,507            50,082
         Borrowings                                               64,400            64,400
         Other liabilities                                         2,821             3,918
                                                             -----------------------------
TOTAL LIABILITIES                                                370,747           369,965
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized                 --                --
         Common stock ($.01 par value; 20,000,000
              shares authorized; 8,242,452 issued)                    82                82
         Additional paid-in capital                               17,961            17,946
         Retained earnings                                        39,500            39,197
         Common shares issued under employee
               stock plans - unearned                               (435)             (435)
         Accumulated other comprehensive income                   (2,320)             (994)
         Treasury stock (at cost, 562,121
                            and 582,827 shares)                   (3,015)           (3,030)
         Unearned stock-based compensation                           (73)             (122)
         ---------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                               51,700            52,644
         ---------------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                $   422,447       $   422,609
         =================================================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 (unaudited) and 2004 (unaudited)

                                                                     Three Months Ended
                                                                 March 31,          March 31,
                                                                   2005               2004
                                                                   ----               ----
                                                     (in thousands, except Earnings per Share Data)
INTEREST INCOME:
         Interest and fees on loans                            $     3,332         $     3,216
         Interest on investment and mortgage-
              backed securities                                      1,577               1,486
         Dividends on equity securities                                157                 184
         Interest on federal fund sold and
              interest-earning deposits                                 15                   8
----------------------------------------------------------------------------------------------
   Total interest and dividend income                                5,081               4,894
----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposit                                                78                  76
         Money market and interest-bearing checking                    151                  98
         Time deposits                                                 781                 855
         Borrowings                                                    741                 682
----------------------------------------------------------------------------------------------
              Total interest expense                                 1,751               1,711
----------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                  3,330               3,183
         Less: Provision for loan losses                                80                 150
----------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses               3,250               3,033
----------------------------------------------------------------------------------------------
OTHER INCOME:
         Investment security gain, net                                   3                  31
         Insurance commission income                                 2,129               1,817
         Other operating income                                        801                 772
----------------------------------------------------------------------------------------------
   Total other income                                                2,933               2,620
----------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                          3,111               2,970
         Occupancy expenses, net                                       805                 791
         Other operating expense                                       956                 915
----------------------------------------------------------------------------------------------
   Total other expenses                                              4,872               4,676
----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           1,311                 977
----------------------------------------------------------------------------------------------
   Provision for income taxes                                          336                 255
----------------------------------------------------------------------------------------------
NET INCOME                                                     $       975         $       722
==============================================================================================
EARNINGS PER SHARE - BASIC                                     $      0.13         $      0.10
==============================================================================================
EARNINGS PER SHARE - DILUTED                                   $      0.13         $      0.09
==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2005 (unaudited) and 2004 (unaudited)

                                                            Three Months Ended
                                                       March 31,            March 31,
                                                          2005                 2004
                                                          ----                 ----
                                                               (in thousands)
Net income                                            $       975          $       722
                                                      -----------          -----------

Other comprehensive income, net of tax:
 Unrealized (losses) gains on assets
  available for sale:
       Unrealized holding (losses) gains
         arising during period                             (2,207)               1,226
       Less: reclassification adjustment for
         gains included in net income                          (3)                 (31)
                                                      -----------          -----------
                                                           (2,210)               1,195
       Net income tax benefit (provision)                     884                 (478)
                                                      -----------          -----------
Other comprehensive (loss) income, net of tax              (1,326)                 717

Comprehensive (Loss) Income                           $      (351)         $     1,439
                                                      ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2005 (unaudited)

                                                                                              Common Stock
                                                                      Accumulated              Issued Under    Unearned
                                               Additional                Other                   Employee        Stock
                               Common Stock      Paid-In   Retained  Comprehensive  Treasury   Stock Plans-      Based
                              Shares    Amount   Capital   Earning       Income      Stock       Unearned    Compensation   Total
                                                          (in thousands, except number of shares)
Balance as of December 31,
  2004                       8,242,452  $  82    $17,946   $39,197      $  (994)    $(3,030)      $(435)         $(122)    $52,644
Net income                                                     975                                                             975
Other comprehensive income
  (loss), net of tax                                                     (1,326)                                            (1,326)
Shares issued under
  stock plans                                         16                                                           (16)         --
Shares earned under
  stock plans                                                                                                       65          65
Common stock dividends:
  $0.20 per share                                             (672)                                                           (672)
Treasury stock reissued                               (1)                                15                                     14
                             ------------------------------------------------------------------------------------------------------
Balance as of March 31,
  2005                       8,242,452  $  82    $17,961   $39,500      $(2,320)    $(3,015)      $(435)         $ (73)    $51,700
                             ======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005 (unaudited) and 2004 (unaudited)

                                                                           Three Months Ended
                                                                      March 31,         March 31,
                                                                        2005              2004
                                                                        ----              ----
                                                                          (in thousands)
Operating Activities:
   Net income                                                       $      975       $       722
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        266               274
      Amortization of premiums/discounts on securities, net                 64               151
      Provision for loan losses                                             80               150
      Stock compensation earned                                             65                52
      Gain on sale/call of securities, net                                  (3)              (31)
      Gain on sale of loans, net                                           (48)              (29)
      Income tax payable                                                   236               277
      Accrued interest receivable                                          165               186
      Other assets                                                         796             1,168
      Other liabilities                                                 (1,097)           (1,070)
      Origination of loans held for sale                                (2,172)           (2,248)
      Proceeds from sales of loans                                       3,751             2,298
------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                      3,078             1,900
------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                     (9,273)          (10,927)
  Principal collected on and proceeds of maturities
     sales or calls from investments                                     2,521            13,254
  Principal collected on and proceeds from sales
     of mortgage-backed securities                                       2,757             2,434
  Net increase in loans                                                 (4,646)              (44)
  Purchase of bank premises and equipment                                 (115)              (89)
------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities           (8,756)            4,628
------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
     money market, super now and escrow                                  3,567               630
  Net decrease in time deposits                                         (1,688)             (116)
  Proceeds from borrowings                                              13,500            17,500
  Repayment of borrowings                                              (13,500)          (20,000)
  Cash dividends                                                          (672)             (624)
  Exercise of stock options (using treasury stock)                          14                84
------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities            1,221            (2,526)
------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                        (4,457)            4,002
------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                        15,033            12,289
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $    10,576       $    16,291
================================================================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                   1,750             1,729
Cash paid for income taxes                                                  --                --
Non-cash investing activities:
Unrealized (loss) gain on investment and mortgage-backed
     securities designated as available for sale                        (1,326)            1,195
Transfer of loans to other real estate                                      --                88
================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                 MARCH 31, 2005

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at March 31, 2005 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Note B - Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for the calculation unless unearned. Diluted earnings per share give effect to weighted average shares, which would be outstanding assuming the exercise of issued options and awards using the treasury stock method. The Company declared a three-for-two stock dividend to all shareholders of record as of February 10, 2004. The weighted average shares outstanding and earnings per share and dividends per share information has been adjusted retroactively to reflect the three-for-two stock split declared. Earnings per common share have been computed based on the following for the years ended March 31:

                                            Income        Shares      Per Share

March 31, 2005:
---------------

Net income (Three Months Ended)           $ 974,536
                                          ---------

Basic Earnings Per Share:                 $ 974,536      7,538,990      $0.13
Effect of dilutive securities:
         Stock options and awards                 0        135,182
                                          ------------------------
Diluted Earnings Per Share                $ 974,536      7,674,172      $0.13
                                                                        -----

March 31, 2004:
---------------
Net income (Three Months Ended)           $ 721,614
                                          ---------

Basic Earnings Per Share                  $ 721,614      7,445,073      $0.10
                                                                        -----
Effect of dilutive securities:
         Stock options and awards                 0        201,084
                                          ------------------------
Diluted Earnings Per Share                $ 721,614      7,646,157      $0.09

Stock options for 26,638 and 11,355 shares of commons stock were not considered in computing diluted earnings per common share for March 31, 2005 and March 31, 2004 respectively because they were antidilutive.

Note C - Stock-Based Compensation

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

                                                    Three Months Ended March 31,
                                                         2005          2004
                                                           (in thousands)
Net income:
        As reported                                      $ 975       $ 722
Deduct: Total stock-based employee
        Compensation expense determined under
        fair value method, net of related taxes            (29)        (29)
                                                         -----       -----
Pro forma                                                $ 946       $ 693
                                                         =====       =====

Earnings per share:
  As reported
        Basic                                            $0.13       $0.10
        Diluted                                          $0.13       $0.09

  Pro forma
        Basic                                            $0.13       $0.09
        Diluted                                          $0.12       $0.09

Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is accrued ratably over the vesting period for shares of restricted stock granted. Compensation expense recorded in conjunction with this plan was $65,239 and $51,421 for the three months ended March 31, 2005 and 2004 respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 56.11% of the outstanding shares as of March 31, 2005 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of March 31, 2005 and December 31, 2004, the retained earnings restricted for cash dividends waived was $6,229,984 and $5,368,034, respectively.

Note E - Pension Plan

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                    Three Months Ended March 31,
                                                          2005           2004
                                                              (in thousands)

Service cost                                            $     --       $ 70,516
Interest cost                                             77,601         73,720
Expected return on plan assets                           (97,693)       (97,383)
Amortization of unrecognized loss                         33,903         29,323
Amortization of unrecognized prior service liability          --        (15,812)
                                                        --------       --------
   Net pension and postretirement cost (benefit)        $ 13,811       $ 60,364
                                                        ========       ========

Components of Net Periodic Benefit Cost
                                                              2005        2004
Weighted-average assumptions as of December 31:
         Discount rate                                       6.125%      6.625%
         Expected return on plan assets                      9.000%      9.000%
         Rate of compensation increase                       0.000%      3.500%

The Bank previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $161,740 to its pension plan in 2005. As of March 31, 2005, no contribution has been made. The Bank anticipates contributing $161,740 in 2005 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at March 31, 2005 and December 31, 2004:

                                                           March 31, 2005
                                               -------------------------------------
                                                                  Gross Unrealized
                                               Fair Value       Gains         Losses
                                                          (in thousands)
Investment Securities
  Available for sale portfolio:
  -----------------------------
     Debt securities:
         U. S. Agencies                         $ 39,854      $      1      $  1,180
         Corporate                                22,243           475           504
         State and municipals                     30,739           229           296
                                                --------      --------      --------
                                                  92,836           705         1,980
     Equity investments:
         Preferred and other equity stocks        12,850           186           273
         Mutual fund                               2,812            29            --
         Federal Home Loan Bank stock              3,220            --            --
                                                --------      --------      --------
                                                $111,718      $    920      $  2,253
                                                ========      ========      ========

Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
     Federal National Mortgage Association      $ 15,085      $     14      $    291
     Federal Home Loan Mortgage Corp.             18,499            21           298
     Government National Mortgage Assoc              393            23            --
     Small Business Administration                    25            --            --
     Collateralized Mortgage Obligations          10,112            81           140
                                                --------      --------      --------
                                                $ 44,114      $    139      $    729
                                                ========      ========      ========

                                                            December 31, 2004
                                                ------------------------------------------
                                                                     Gross Unrealized
                                                Fair Value         Gains          Losses
                                                                       (in thousands)
Investment Securities
  Available for sale portfolio:
  -----------------------------
     Debt securities:
         U. S. Agencies                         $   38,213      $        6      $      628
         Corporate                                  22,194             633             207
         State and municipals                       31,168             532             106
                                                ----------      ----------      ----------
                                                    91,575           1,171             941
     Equity investments:
         Preferred and other equity stocks          12,115             266             213
         Mutual fund                                 2,783             124              --
         Federal Home Loan Bank stock                3,257              --              --
                                                ----------      ----------      ----------
                                                $  109,730      $    1,561      $    1,154
                                                ==========      ==========      ==========

Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
     Federal National Mortgage Association      $   14,675      $       36      $      180
     Federal Home Loan Mortgage Corp.               19,672              28              62
     Government National Mortgage Assoc                444              28              --
     Small Business Administration                     405              --              --
     Collateralized Mortgage Obligations             9,182              87              56
                                                ----------      ----------      ----------
                                                $   44,378      $      179      $      298
                                                ==========      ==========      ==========

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

During 2004, the Company had a non-cash charge of $1.1 million to record the other-than-temporary impairment of certain perpetual preferred stock investments in two government sponsored enterprises ("GSE"); the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") with a book value of $5.0 million.

Note G - Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the probable or incurred risk in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At March 31, 2005 the allowance for loan losses as a percentage of net loans receivable was 0.92% as compared to 1.09% on March 31, 2004.

The following table sets forth the analysis of the allowance for credit losses for the periods indicated:

                                                           Three Months Ended March 31,
                                                              2005             2004
                                                                  (in thousands)
Balance at beginning of period:                            $    1,982       $    2,115
Net charge-offs:
     Charge-offs                                                 (108)             (93)
     Recoveries                                                    18               18
                                                           ----------       ----------
Net charge-offs                                                   (90)             (75)
Provision for loan losses                                          80              150
                                                           ----------       ----------
Balance at end of period                                   $    1,972       $    2,190
                                                           ==========       ==========
Impaired loans were as follows:                       March 31, 2005     December 31, 2004
      Impaired loans                                     $  73,074          $  79,410
      Allocated allowance for loan losses                $  48,074          $  54,410
      Average of impaired loans during the year          $  85,649          $ 791,483
      Cash-basis interest income recognized              $   1,231          $  94,178

Note H - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended March 31, 2005 and 2004, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                                  Three Months Ended March 31, 2005
                                                             ------------------------------------------
                                                              Banking        Insurance
                                                             Activities      Activities         Total
Net interest income                                          $    3,330      $       --      $    3,330
Provision for loan losses                                            80              --              80
                                                             ----------      ----------      ----------
    Net interest income after provision for loan losses           3,250              --           3,250
Other income                                                        804           2,129           2,933
Other expenses                                                    3,095           1,777           4,872
                                                             ----------      ----------      ----------
         Income before income taxes                                 959             352           1,311
Income tax expense                                                  226             110             336
                                                             ----------      ----------      ----------
         Net income                                          $      733      $      242      $      975
                                                             ==========      ==========      ==========

                                                                  Three Months Ended March 31, 2004
                                                             ------------------------------------------
                                                              Banking        Insurance
                                                             Activities      Activities         Total
Net interest income                                          $    3,183      $       --      $    3,183
Provision for loan losses                                           150              --             150
                                                             ----------      ----------      ----------
    Net interest income after provision for loan losses           3,033              --           3,033
Other income                                                        803           1,817           2,620
Other expenses                                                    3,081           1,595           4,676
                                                             ----------      ----------      ----------
         Income before income taxes                                 755             222             977
Income tax expense                                                  185              70             255
                                                             ----------      ----------      ----------
         Net income                                          $      570      $      152      $      722
                                                             ==========      ==========      ==========

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2004 and March 31, 2005 the Company had 7,524,526 shares and 7,545,232 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a cash dividend as of January 12, 2005 of $0.20 per share which was paid to its shareholders on February 8, 2005. Oneida Financial MHC waived its receipt of dividends. As of March 31, 2005 and December 31, 2004 the retained earnings restricted for cash dividends waived was $6,229,984 and $5,368,034.

FINANCIAL CONDITION

      ASSETS. Total assets at March 31, 2005 were $422.4 million, a decrease of $162,000 from $422.6 million at December 31, 2004. Investment securities increased $2.0 million and mortgage-backed securities decreased $264,000 due to the timing of investing excess cash and cash equivalents offset by the adjustment for the net unrealized loss on available for sale securities from December 31, 2004 to March 31, 2005. An increase in interest rates generally has a negative effect on the market value of the Company's investment and mortgage-backed securities portfolios classified as available for sale. Loans receivable increased $3.0 million to $216.9 million at March 31, 2005 compared with $213.9 million at December 31, 2004. At March 31, 2005, total commercial real estate loans increased by $3.9 million while consumer and commercial business loans increased by $1.5 million from December 31, 2004. Management continues to seek to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest earning assets. Residential loans decreased by $908,000 since December 31, 2004, after the sale of $3.7 million of fixed-rate residential real estate loans in the secondary market during the first quarter 2005. The mortgage loans held for sale at March 31, 2005 decreased $1.5 million from December 31, 2004. The increase in investment and mortgage-backed securities and loans receivable was partially funded by a decrease in cash and cash equivalents of $4.5 million.

      The allowance for loan losses remained stable at $2.0 million at December 31, 2004 and March 31, 2005. The allowance is established through a provision for loan losses based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio, current economic conditions and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay the loan in accordance with its terms, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. At March 31, 2005 the allowance for loan losses as a percentage of net loans receivable was 0.92% as compared to 1.09% at March 31, 2004.

      LIABILITIES. Total liabilities increased by $782,000 or 0.02% to $370.7 million at March 31, 2005 from $370.0 million at December 31, 2004. The increase is primarily the result of an increase in interest bearing deposits of $2.4 million offset by a decrease in non-interest bearing deposits of $575,000 and a decrease in other liabilities of $1.1 million. The Bank continues to emphasize core deposit savings and checking accounts. The decrease in other liabilities is related to the timing of insurance premium payables of our insurance agency subsidiary.

      STOCKHOLDERS' EQUITY. Total stockholders' equity at March 31, 2005 was $51.7 million, a decrease of $944,000 from $52.6 million at December 31, 2004. The decrease in stockholders' equity was due to the adjustment for the net unrealized loss on available for sale securities offset by the addition of after-tax net income of $975,000 for the three months ended March 31, 2005. Accumulated Other Comprehensive Income (Loss) decreased $1.3 million from
December 31, 2004. The payment of the Company's semiannual cash dividend of $0.20 also resulted in an equity reduction of $672,000.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended March 31, 2005 and 2004 and for the year ended December 31, 2004. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

         TABLE 1.  Average Balance Sheet.

                                                           Three Months Ended March 31,                Twelve Months Ended Dec. 31,
                                       -------------------------------------------------------------  ------------------------------
                                                      2005                            2004                           2004
                                          Average   Interest              Average   Interest             Average   Interest
                                       Outstanding   Earned/   Yield/  Outstanding   Earned/  Yield/  Outstanding   Earned/   Yield/
Assets                                    Balance     Paid      Rate      Balance     Paid     Rate      Balance     Paid      Rate
------                                    -------     ----      ----      -------     ----     ----      -------     ----      ----
                                                                             (Dollars in Thousands)
Interest-earning Assets:
------------------------
  Loans Receivable*                      $215,943    $ 3,332    6.17%    $202,658    $3,216    6.35%    $208,417    $12,907    6.19%
  Investment Securities                   137,431      1,577    4.59%     148,599     1,486    4.00%     147,553      6,043    4.10%
  Federal Funds                             1,594         15    3.76%       1,443         8    2.22%       2,424         43    1.77%
  Equity Securities                        17,120        157    3.67%      18,363       184    4.01%      18,422        671    3.64%

                                          -------      -----    ----      -------     -----    ----      -------     ------    ----
    Total Interest-earning Assets         372,088      5,081    5.46%     371,063     4,894    5.28%     376,816     19,664    5.22%
                                          -------      -----    ----      -------     -----    ----      -------     ------    ----

Non interest-earning assets:
----------------------------
  Cash and due from banks                  11,109                           9,611                         10,389
  Other assets                             41,163                          42,145                         40,882
                                         --------                        --------                       --------
              Total assets               $424,360                        $422,819                       $428,087
                                         ========                        ========                       ========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                  $ 40,447    $   129    1.28%    $ 39,991    $   77    0.76%    $ 39,041    $   324    0.83%
  Savings Accounts                         73,045         78    0.43%      71,988        76    0.42%      74,203        328    0.44%
  Interest-bearing Checking                28,840         22    0.31%      20,805        21    0.40%      24,952         97    0.39%
  Time Deposits                           110,357        781    2.87%     122,661       855    2.77%     117,203      3,227    2.75%

  Borrowings                               65,382        741    4.60%      63,631       682    4.25%      65,795      2,861    4.35%
                                          -------      -----    -----     -------     -----    -----     -------      -----    -----
    Total Interest-bearing Liabs          318,071      1,751    2.23%     319,076     1,711    2.13%     321,194      6,837    2.13%
                                          -------      -----    -----     -------     -----    -----     -------      -----    -----

Non interest-bearing liabilities:
---------------------------------
  Demand deposits                          48,382                          49,064                         50,497
  Other liabilities                         5,163                           3,471                          5,693
                                         --------                        --------                       --------
      Total liabilities                  $371,616                        $371,611                       $377,384
                                         --------                        --------                       --------
Stockholders' equity                       52,744                          51,208                         50,703
                                         --------                        --------                       --------
Total liabilities and
  stockholders' equity                   $424,360                        $422,819                       $428,087
                                         ========                        ========                       ========

    Net Interest Income                              $ 3,330                         $3,183                         $12,827
                                                     =======                         ======                         =======
    Net Interest Spread                                         3.23%                          3.15%                           3.09%
                                                                ====                           ====                            ====
    Net Earning Assets                   $ 54,017                        $ 51,987                       $ 55,622
                                         ========                        ========                       ========
   Net yield on average
      Interest-earning assets                           3.58%                          3.43%                           3.40%
                                                        ====                           ====                            ====
    Average interest-earning
      assets to average
      Interest-bearing liabs                          116.98%                         16.29%                         117.32%
                                                      ======                          =====                          ======

* Included in average loans receivable balance for the periods presented is Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended March 31, 2005 was $975,000; an increase of $253,000 or 35.0% from $722,000 for the three months ended March 31, 2004. The increase was due primarily to an increase in the net interest income, an increase in non-interest income and a decrease in the provision for loan losses. Offsetting these were increases in other expenses and provision for income taxes.

      INTEREST INCOME. Interest and dividend income decreased by $187,000 or 3.8%, to $5.1 million for the three months ended March 31, 2005 from $4.9 million for three months ended March 31, 2004. The increase in interest income was primarily a result of an increase in the average balances and average yield of interest-earning assets during the first three months of 2005 as compared to the same period in 2004.

      Interest and fees on loans increased $116,000 to $3.3 million for the three months ended March 31, 2005 from $3.2 million for the three months ended March 31, 2004. The increase in interest income on loans is a result of an increase of $13.3 million in the average balance of loans receivable for the three months ended March 31, 2005 as compared with the same period in 2004 partially offset by a decrease of 18 basis points in the average yield to 6.17% at March 31, 2005 from 6.35% at March 31, 2004. Commercial real estate loans increased $10.2 million at March 31, 2005 from March 31, 2004 while commercial business loans increased $580,000 for the same period. Consumer loans increased $2.4 million for the same period. Residential real estate loans increased $1.6 million for the same time period, after recording the sale of $20.0 million in fixed rate one-to-four family residential real estate loans.

      Investment income increased as a result of an increase in the average yield of investment securities and mortgage-backed securities of 59 basis points to 4.59% at March 31, 2005 from 4.00% at March 31, 2004 partially offset by a decrease of $11.2 million in the average balance of investment and mortgage-backed securities for the three month period ended March 31, 2005 as compared with the same period in 2004.

      Interest income from federal funds increased during the three months ended March 31, 2005 to $15,000 as compared with $8,000 for the 2004 period. The increase in interest income is due to a increase in the average balance of $151,000 and an increase of 154 basis points in the average yield.

      INTEREST EXPENSE. Interest expense was $1.8 million for the three months ended March 31, 2005, an increase of $40,000 or 2.3% from the same period in 2004. The increase in interest expense is due to an increase in interest paid on borrowed funds and deposit accounts. Interest expense on borrowed funds totaled $741,000 for the first quarter of 2005 compared with $682,000 for the 2004 period. The average cost of borrowed funds increased 35 basis points to 4.60% as of March 31, 2005 from 4.25% for the three months ended March 31, 2004. In addition, the average balance outstanding of borrowings increased during the three months ended March 31, 2005 to $65.4 million compared to $63.6 million for the same period in 2004. Interest expense on deposits remained stable at $1.0 million for the three months ended March 31, 2005 as compared to the same period in 2004. The average cost of deposits was 1.62% for the periods ending March 31, 2005 and 2004 while the average balance of deposit accounts decreased 1.08% for the same period.

      PROVISION FOR LOAN LOSSES. Total provisions for loan losses for the three months ended March 31, 2005 were $80,000 as compared to $150,000 made during the same period of 2004. The allowance for loan losses was $2.0 million or 0.92% of loans receivable at March 31, 2005 as compared with $2.0 million or 1.09% of loans receivable at March 31, 2004. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses losses that are probable and reasonably estimable.

      OTHER INCOME. Other operating income increased by $310,000 for the three-month period ending March 31, 2005 compared with the same period in 2004 to $2.9 million from $2.6 million. The increase in non-interest income was primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities and deposit account service fee income. Insurance revenue increased $312,000 or 17.2% for the three months ended March 31, 2005 as compared with the same period in 2004. In addition, service charges on deposit accounts increased $42,000, or 9.7%, during the first quarter of 2005 as compared with the first quarter of 2004.

      The Bank continues to expand its Trust Department. Management expects that fees generated by the Trust Department will increase as assets under management grow. The Trust Department income increased 26.3% to $62,000 for the three months ended March 31, 2005 from $49,000 for the three months ended March 31, 2004. At March 31, 2005, the Bank maintained 503 trust/fiduciary accounts, with total assets of $95.6 million under management as compared with 494 trust/fiduciary accounts with $101.5 million total assets as of December 31, 2004.

      OTHER EXPENSES. Other operating expenses increased by $196,000 or 4.2%, to $4.9 million for the three months ended March 31, 2005 from $4.7 million for the same period in 2004. Compensation expense increased $140,000 or 4.8% due expenses associated with the insurance agency subsidiary. Other expenses increased $40,000 primarily the result of an increase in advertising expense related to a checking account promotion.

      INCOME TAX. Income tax expense was $336,000 for the three months ended March 31, 2005, an increase of $81,000 from the first quarter 2004 expense of $255,000. The effective tax rate decreased to 25.6% for the three months of 2005 from 26.1% for the three months of 2004 to reflect the overall tax rate in effect for 2004.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2005, loan originations totaled $16.9 million compared to $17.6 million for the first quarter of 2004. The decrease in loan originations during 2005 as compared to 2004 is due to lower residential mortgage refinancing in 2005 partially offset by higher commercial mortgage, commercial business and consumer loan originations. The purchases of investment securities totaled $9.3 million during the first quarter of 2005 as compared to $10.9 million during the first quarter of 2004. The decrease in the purchases of investment securities is due to the timing of investing excess cash and cash equivalents.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the first quarter of 2005 cash flows provided by the sale, principal payments and maturity of securities available for sale were $5.3 million compared to $15.7 million for the same period in 2004.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2005 the Company had outstanding commitments to originate loans of approximately $7.0 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $3.5 million at March 31, 2005.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $34.3 million at March 31, 2005 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of March 31, 2005 the total of cash, interest-bearing demand accounts and federal funds sold was $10.6 million.

At March 31, 2005, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                                   To Be Well
                                                                                               Capitalized Under
                                                                        For Capital            Prompt Corrective
                                              Actual                Adequacy Purposes          Action Provisions
                                      ---------------------      ----------------------    ------------------------
                                         Amount       Ratio        Amount         Ratio      Amount           Ratio
                                                                     (In thousands)
As of March 31, 2005:
     Total Capital
        (to Risk Weighted Assets)     $   37,653      14.26%     $   21,122        8%      $   26,402           10%
     Tier I Capital
        (to Risk Weighted Assets)     $   35,681      13.51%     $   10,561        4%      $   15,841            6%
     Tier I Capital
        (to Average Assets)           $   35,681       8.72%     $   16,367        4%      $   20,459            5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2005 and March 31, 2004 (unaudited)

(Annualized where appropriate)

                                                             Three Months Ending
                                                                   March 31,
                                                              2005         2004
                                                              ----         ----

Performance Ratios:

    Return on average assets                                  0.92%        0.68%
    Return on average equity                                  7.39%        5.64%
    Net interest margin                                       3.58%        3.43%
    Efficiency Ratio                                         77.34%       80.10%
    Ratio of operating expense
       to average total assets                                4.59%        4.42%
    Ratio of average interest-earning assets
       to average interest-bearing liabilities              116.98%      116.29%

Asset Quality Ratios:

    Non-performing assets to total assets                     0.12%        0.10%
    Allowance for loan losses
       to non-performing loans                              392.05%      893.88%
    Allowance for loan losses
       to loans receivable, net                               0.92%        1.09%

Capital Ratios:

    Total stockholders' equity to total assets               12.24%       12.14%
    Average equity to average assets                         12.43%       12.11%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2005, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2004 Annual Report to Stockholders. There has been no material change in the Company's interest rate risk profile since December 31, 2004.

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

      In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, an U.S. District Court removed a stay of litigation, having been in place since the late 1980's pending settlement negotiations. In December 1998, both the Oneidas and the U.S. Justice Department filed motions to amend the long outstanding claim against the State of New York. The motion attempts to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither the Bank nor the Company is a named defendant in the motion. The Court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. In January 2001, amended complaints were served by the Oneidas and the United States which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area. In June 2001, the Court determined that certain land purchased by the Oneidas in 1997 and 1998 are exempt from real estate taxes, accepting the Oneidas argument that the acquired parcels lie within the boundaries of the "reservation" established in 1974 by the Federal Government.

      In February 2002, a joint statement was issued by the Oneidas, State of New York, and the counties of Madison and Oneida, indicating that the framework for a settlement had been agreed upon subject to the approval by the State legislature and the Federal Government. The Oneidas of Wisconsin and the Stockbridge-Munsee Band of the Mohican Indians have commenced separate actions in the United State District Court for the Northern District of New York to dispute and interrupt any settlement pending.

      In July 2003, the United States Court of Appeals affirmed the decision of the lower court against the City of Sherrill but appeals continue relative to the decision against the Counties of Madison and Oneida. In January 2005 the United State Supreme Court heard the appeal brought forward by the City of Sherrill against the Oneidas arguing that the acquisition of real property by the Oneidas within the land claim area does not return the property to sovereign status. Therefore, the City of Sherrill contends that the property is subject to the payment of real property taxes or revert to the ownership of the taxing authority if assessed property taxes are not paid. The United States Supreme Court filed their decision in March 2005, ruling in favor of the City of Sherrill.

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

Item 2 Changes in Securities and Use of Proceeds

      The following table summarizes our share repurchase activity during the three months ended March 31, 2005 and additional information regarding our share repurchase program. The shares purchased during the current quarter were received in exchange for the exercise of options or to satisfy tax withholding obligations that arose on the vesting of restricted stock. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.

----------------------------------------------------------------------------------------------------------
                                                                                            Maximum
                                                                                            Number of
                            Total                                                           Shares that
                            Number of                            Total Number of Shares     May Yet Be
                            Shares      Average Price Paid       Purchased as Part of       Purchased
Period                      Purchased   per Share                Publicly Announced Plans   Under the Plan
----------------------------------------------------------------------------------------------------------
January 1, 2005 -           8,999       14.0103                  --                         250,000
January 31, 2005
----------------------------------------------------------------------------------------------------------
February 1, 2005 -             --                                --                              --
February 28, 2005
----------------------------------------------------------------------------------------------------------
March 1, 2005 -                --                                --                              --
March 31, 2005
----------------------------------------------------------------------------------------------------------
Total                       8,999                                --                         250,000
----------------------------------------------------------------------------------------------------------

Item 3      Defaults Upon Senior Securities

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

                                           ONEIDA FINANCIAL CORP.


Date: May 12, 2005                     By: /s/ Michael R. Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer


Date: May 12, 2005                     By: /s/ Eric E. Stickels
                                           -------------------------------------
                                           Eric E. Stickels
                                           Executive Vice President and Chief
                                           Financial Officer