Form 10-Q
period 2005-06-30
ONEIDA FINANCIAL CORP
filed 2005-08-15
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

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

                     182 Main Street, Oneida, New York 13421
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,593,041 shares of the Registrant's common stock outstanding as of August 1, 2005.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements                                                     1

              Consolidated Statements of Condition                                     2
              As of June 30, 2005 (unaudited) and December 31, 2004 (audited)

              Consolidated Statements of Operations (unaudited)                        3
              For the three months and six months ended June 30, 2005 and 2004

              Consolidated Statements of Comprehensive Income (unaudited)              4
              For the three months and six months ended June 30, 2005 and 2004

              Consolidated Statements of Changes in Stockholders' Equity
              (unaudited) 5 For the three months and six months ended June
              30, 2005

              Consolidated Statements of Cash Flows (unaudited)                        6
              For the three months and six months ended June 30, 2005 and 2004

              Notes to Consolidated Financial Statements (unaudited)                   8

   Item 2.    Management's Discussion and Analysis of Financial Condition             14
              And Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk              23

   Item 4.    Controls and Procedures                                                 23

PART II. OTHER INFORMATION                                                            24

   Item 1.    Legal Proceedings                                                       24

   Item 2.    Changes in Securities and Use of Proceeds                               24

   Item 3.    Defaults Upon Senior Securities                                         25

   Item 4.    Submission of Matters to a Vote of Security Holders                     25

   Item 5.    Other Information                                                       25

   Item 6.    Exhibits                                                                25

PART I.   FINANCIAL INFORMATION

            Item I.   Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2005 and December 31, 2004

                                                           (unaudited)          (audited)
                                                                At                 At
                                                             June 30,         December 31,
                                                               2005               2004
                                                               ----               ----
                                                          (in thousands, except share data)
ASSETS
         Cash and due from banks                           $    13,266        $    11,853
         Federal funds sold                                        185              3,180
                                                           ------------------------------
  TOTAL CASH AND CASH EQUIVALENTS                               13,451             15,033

         Investment securities, at fair value                  119,094            109,730
         Mortgage-backed securities, at fair value              35,492             44,378

         Mortgage loans held for sale                            1,384              2,894

         Loans receivable                                      227,045            210,966
         Allowance for loan losses                              (1,960)            (1,982)
                                                           ------------------------------
   LOANS RECEIVABLE, NET                                       225,085            208,984

         Bank premises and equipment, net                       10,794              9,854
         Accrued interest receivable                             2,303              2,104
         Other assets                                            6,904              5,543
         Cash surrender value - life insurance                  11,028             10,819
         Goodwill                                               12,284             12,284
         Other intangible assets                                   929                986
         --------------------------------------------------------------------------------
         TOTAL ASSETS                                      $   438,748        $   422,609
         ================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                         $   259,726        $   251,565
         Non-interest bearing deposits                          53,066             50,082
         Borrowings                                             69,100             64,400
         Other liabilities                                       3,597              3,918
                                                           ------------------------------
TOTAL LIABILITIES                                              385,489            369,965
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized               --                 --
         Common stock ($.01 par value; 20,000,000
              shares authorized; 8,242,452 issued)                  82                 82
         Additional paid-in capital                             17,961             17,946
         Retained earnings                                      40,522             39,197
         Common shares issued under employee
               stock plans - unearned                             (435)              (435)
         Accumulated other comprehensive income                 (1,745)              (994)
         Treasury stock (at cost, 550,175
                                    and 582,827 shares)         (3,075)            (3,030)
         Unearned stock-based compensation                         (51)              (122)
         --------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                             53,259             52,644
         --------------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                              $   438,748        $   422,609
         ================================================================================

         The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005 (unaudited) and 2004 (unaudited)

                                                            Three Months Ended           Six Months Ended
                                                           June 30,     June 30,      June 30,     June 30,
                                                             2005         2004          2005         2004
                                                             ----         ----          ----         ----
                                                                           (in thousands)
INTEREST INCOME:
      Interest and fees on loans                          $   3,406    $   3,181     $   6,738    $   6,398
      Interest on investment and mortgage-
               backed securities                              1,537        1,603         3,113        3,095
      Dividends on equity securities                            179          158           337          334
      Interest on federal funds sold and
           interest-earning deposits                             12            4            27           13
-----------------------------------------------------------------------------------------------------------
   Total interest and dividend income                         5,134        4,946        10,215        9,840
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
      Savings deposit                                            85           81           163          158
      Money market and interest-bearing checking                158           95           309          192
      Time deposits                                             810          814         1,591        1,669
      Borrowings                                                759          708         1,500        1,390
-----------------------------------------------------------------------------------------------------------
                Total interest expense                        1,812        1,698         3,563        3,409
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                           3,322        3,248         6,652        6,431
      Less: Provision for loan losses                            80          150           160          300
-----------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses        3,242        3,098         6,492        6,131
-----------------------------------------------------------------------------------------------------------
OTHER INCOME:
      Investment security gains, net                             41          (86)           43          (55)
      Gain on sale of mortgages, net                             36           29            84           57
      Insurance commission income                             2,164        1,984         4,293        3,801
      Other operating income                                    810          802         1,564        1,546
-----------------------------------------------------------------------------------------------------------
   Total other income                                         3,051        2,729         5,984        5,349
-----------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                   3,129        2,872         6,241        5,842
         Occupancy expenses, net                                793          803         1,599        1,594
         Other operating expense                                964          911         1,918        1,826
-----------------------------------------------------------------------------------------------------------
   Total other expenses                                       4,886        4,586         9,758        9,262
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    1,407        1,241         2,718        2,218
-----------------------------------------------------------------------------------------------------------
   Provision for income taxes                                   385          345           721          600
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                $   1,022    $     896     $   1,997    $   1,618
===========================================================================================================
EARNINGS PER SHARE - BASIC                                $    0.13    $    0.12     $    0.26    $    0.22
===========================================================================================================
EARNINGS PER SHARE - DILUTED                              $    0.13    $    0.12     $    0.26    $    0.21
===========================================================================================================

         The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Six Months Ended June 30, 2005 (unaudited) and 2004 (unaudited)

                                                   Three Months Ended         Six Months Ended
                                                  June 30,     June 30,     June 30,     June 30,
                                                    2005         2004         2005         2004
                                                    ----         ----         ----         ----
                                                                  (In thousands)
Net income                                        $  1,022     $    896     $  1,997     $  1,618
                                                  --------     --------     --------     --------

Other comprehensive income (loss), net of tax:
   Unrealized gains on assets
     available for sale:
   Unrealized holding gains (losses)
       arising during period                           999       (6,478)      (1,209)      (5,252)
   Less: reclassification adjustment for
             (Gains) losses included
                     in net income                     (41)          86          (43)          55
                                                  --------     --------     --------     --------
                                                       958       (6,392)      (1,252)      (5,197)
   Net income tax benefit (effect)                    (383)       2,557          501        2,079
                                                  --------     --------     --------     --------
Other comprehensive income (loss), net of tax          575       (3,835)        (751)      (3,118)

Comprehensive income (loss)                       $  1,597     $ (2,939)    $  1,246     $ (1,500)
                                                  ========     ========     ========     ========

         The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months and Six Months Ended June 30, 2005 (unaudited)


                                                                                              Accumulated
                                                                    Additional                   Other
                                                Common Stock          Paid-In    Retained    Comprehensive
                                             Shares       Amount      Capital    Earning     Income (Loss)
                                                      (in thousands, except number of shares)
Balance as of December 31, 2004             8,242,452       $82       $17,946     $39,197      $  (994)
Net income                                                                            975
Other comprehensive loss,
         net of tax                                                                             (1,326)
Shares issued under stock plans                                            16
Shares earned under stock plans
Common stock dividends: $0.20 per share                                              (672)
Treasury stock reissued                                                    (1)
                                            ----------------------------------------------------------

Balance as of March 31, 2005                8,242,452       $82       $17,961     $39,500      $(2,320)

Net income                                                                          1,022
Other comprehensive income,
         net of tax                                                                                575
Shares earned under stock plans
Stock Repurchased
Treasury stock reissued
                                            ----------------------------------------------------------

Balance as of June 30, 2005                 8,242,452       $82       $17,961     $40,522      $(1,745)
                                            ==========================================================

                                                       Common Stock
                                                       Issued Under    Unearned
                                                         Employee       Stock
                                            Treasury   Stock Plans-     Based        Total
                                              Stock      Unearned    Compensation
                                                 (in thousands, except number of shares)
Balance as of December 31, 2004              $(3,030)      $(435)       $(122)      $52,644
Net income                                                                              975
Other comprehensive loss,
         net of tax                                                                  (1,326)
Shares issued under stock plans                                           (16)           --
Shares earned under stock plans                                            65            65
Common stock dividends: $0.20 per share                                                (672)
Treasury stock reissued                           15                                     14
                                             ----------------------------------------------

Balance as of March 31, 2005                 $(3,015)      $(435)       $ (73)      $51,700

Net income                                                                            1,022
Other comprehensive income,
         net of tax                                                                     575
Shares earned under stock plans                                            22            22
Stock Repurchased                                (93)                                   (93)
Treasury stock reissued                           33                                     33
                                             ----------------------------------------------

Balance as of June 30, 2005                  $(3,075)      $(435)       $ (51)      $53,259
                                             ==============================================

         The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Six Months Ended June 30, 2005 (unaudited) and 2004 (unaudited)

                                                                             Three Months Ended         Six Months Ended
                                                                            June 30,     June 30,     June 30,     June 30,
                                                                              2005         2004         2005         2004
                                                                              ----         ----         ----         ----
                                                                                            (in thousands)
Operating Activities:
   Net income                                                               $  1,022     $    896     $  1,997     $  1,618
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              265          269          531          543
      Amortization of premiums/discounts on securities, net                       52          101          116          252
      Provision for loan losses and other real estate losses                      80          150          160          300
      Stock compensation earned                                                   22           57           87          109
      (Gain) loss on sale/call of securities, net                                (41)          86          (43)          55
      (Gain) on sale of loans, net                                               (36)         (29)         (84)         (58)
      Income tax payable                                                        (251)        (176)         (15)         101
      Accrued interest receivable                                               (364)        (322)        (199)        (136)
      Other assets                                                            (1,797)        (582)      (1,000)         586
      Other liabilities                                                          776         (100)        (321)      (1,170)
      Origination of loans held for sale                                      (2,653)      (4,651)      (4,825)      (6,899)
      Proceeds from sales of loans                                             2,668        3,642        6,419        5,940
---------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used by) operating activities                   (257)        (659)       2,823        1,241
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                           (9,492)     (22,178)     (18,766)     (33,104)
  Principal collected on and proceeds of maturities
      sales or calls from investments                                          2,816        8,099        5,337       21,353
  Purchase of mortgage-backed securities                                          --           --           --           --
  Principal collected on and proceeds from sales
     of mortgage-backed securities                                             8,869        7,731       11,625       10,165
  Net increase in loans                                                      (11,668)      (4,767)     (16,314)      (4,811)
  Purchase of bank premises and equipment                                     (1,299)        (197)      (1,414)        (286)
  Proceeds from sale of other real estate                                         --          151           --          151
  Purchase of insurance agency                                                    --         (652)          --         (652)
---------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                              (10,774)     (11,813)     (19,532)      (7,184)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, interest-bearing checking and escrow                       9,992        8,353       13,559        8,982
  Net increase (decrease) in time deposits                                      (726)      (5,495)      (2,414)      (5,611)
  Proceeds from borrowings                                                    25,000       16,075       38,500       33,575
  Repayment of borrowings                                                    (20,300)     (11,000)     (33,800)     (31,000)
  Cash dividends                                                                  --           --         (672)        (624)
  Purchase of treasury stock                                                     (93)         (95)         (93)         (95)
  Exercise of stock options (using treasury stock)                                33           13           47           97
---------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                           13,906        7,851       15,127        5,324
---------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and cash equivalents                               2,875       (4,621)      (1,582)        (619)
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                              10,576       16,291       15,033       12,289
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $ 13,451     $ 11,670     $ 13,451     $ 11,670
===========================================================================================================================

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Six Months Ended June 30, 2005 (unaudited) and 2004 (unaudited)

                                                               Three Months Ended       Six Months Ended
                                                              June 30,    June 30,     June 30,    June 30,
                                                                2005        2004         2005        2004
                                                                ----        ----         ----        ----
                                                                              (in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest                                         1,827       1,701        3,577       3,430
Cash paid for income taxes                                       636         520          636         520
Non-cash investing activities:
Unrealized (loss) gain on investment and mortgage-backed
     securities designated as available for sale                 958      (6,392)       1,252      (5,197)
Transfer of loans to other real estate                            53          36           53         123

         The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2005

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at June 30, 2005 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and six-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Note B - Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for the calculation unless unearned. Diluted earnings per share give effect to weighted average shares, which would be outstanding assuming the exercise of issued options and awards using the treasury stock method. The Company declared a three-for-two stock dividend to all shareholders of record as of February 10, 2004. The weighted average shares outstanding and earnings per share and dividends per share information has been adjusted retroactively to reflect the three-for-two stock split declared. Earnings per common share have been computed based on the following for the three months ended and six months ended June 30, 2005 and 2004 respectively:

                                         Income          Shares        Per Share
June 30, 2005:
--------------
Net income (Three Months Ended)        $1,022,438
                                       ----------

Basic Earnings Per Share:              $1,022,438       7,575,568        $0.13
                                                                         -----
Effect of dilutive securities:
         Stock options and awards              --         100,139
                                       --------------------------
Diluted Earnings Per Share             $1,022,438       7,675,707        $0.13
                                                                         -----

June 30, 2004:
--------------
Net income (Three Months Ended)        $  896,423
                                       ----------

Basic Earnings Per Share               $  896,423       7,477,940        $0.12
                                                                         -----
Effect of dilutive securities:
         Stock options and awards              --         150,922
                                       --------------------------
Diluted Earnings Per Share             $  896,423       7,628,862        $0.12
                                                                         -----

June 30, 2005:
--------------
Net income (Six Months Ended)          $1,996,974
                                       ----------

Basic Earnings Per Share:              $1,996,974       7,557,766        $0.26
                                                                         -----
Effect of dilutive securities:
         Stock options and awards              --         110,930
                                       --------------------------
Diluted Earnings Per Share             $1,996,974       7,668,696        $0.26
                                                                         -----

June 30, 2004:
--------------
Net income (Six Months Ended)          $1,618,037
                                       ----------

Basic Earnings Per Share:              $1,618,037       7,461,506        $0.22
                                                                         -----
Effect of dilutive securities:
         Stock options and awards              --         176,479
                                       --------------------------
Diluted Earnings Per Share             $1,618,037       7,637,985        $0.21
                                                                         -----

Stock options for 37,067 and 35,783 shares of commons stock were not considered in computing diluted earnings per common share for the three months ending June 30, 2005 and June 30, 2004 respectively because they were antidilutive.

For the six months ending June 30, 2005 and June 30, 2004, stock options for 35,591 and 17,345 shares respectively were not considered.

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

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                        2005            2004            2005            2004
                                                        ----            ----            ----            ----
                                                                          (In thousands)
Net income:
         As reported                                   $1,022          $  896          $1,997          $1,618
Deduct:  Total stock-based employee
         Compensation expense determined under
          fair value method, net of related taxes         (18)            (29)            (36)            (59)
                                                       ------          ------          ------          ------

Pro forma                                              $1,004          $  867          $1,961          $1,559
                                                       ======          ======          ======          ======

Earnings per share:
  As reported
         Basic                                         $ 0.13          $ 0.12          $ 0.26          $ 0.22
         Diluted                                       $ 0.13          $ 0.12          $ 0.26          $ 0.21

  Pro forma
         Basic                                         $ 0.13          $ 0.11          $ 0.26          $ 0.21
         Diluted                                       $ 0.13          $ 0.11          $ 0.26          $ 0.20

Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is accrued ratably over the vesting period for shares of restricted stock granted. Compensation expense recorded in conjunction with this plan was $21,746 and $56,943 for the three month period ending June 30, 2005 and 2004 respectively, and $86,985 and $108,364 for the six month period ending June 30, 2005 and 2004 respectively. All options granted were fully vested prior to July 1, 2005. There are currently 10,886 shares issued to the plan which have not been awarded.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 56.77% of the outstanding shares as of June 30, 2005 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of June 30, 2005 and December 31, 2004, the retained earnings restricted for cash dividends waived was $6,229,984 and $5,368,034, respectively.

Note E - Pension Plan

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                           Three Months Ended           Six Months Ended
                                                         June 30,      June 30,      June 30,      June 30,
                                                           2005          2004          2005          2004
                                                           ----          ----          ----          ----
                                                                           (in thousands)
Service cost                                            $      --     $  58,763     $      --     $ 129,279
Interest cost                                              77,601        74,887       155,202       148,607
Expected return on plan assets                            (97,693)      (96,784)     (195,386)     (194,167)
Amortization of unrecognized loss                          33,903        30,069        67,806        59,392
Amortization of unrecognized prior service liability           --       (13,177)           --       (28,989)
                                                        ---------     ---------     ---------     ---------
         Net pension and postretirement cost            $  13,811     $  53,758     $  27,622     $ 114,122
                                                        =========     =========     =========     =========

Components of Net Periodic Benefit Cost:

Weighted-average assumptions as of December 31:
                                                           2005            2004
      Discount rate                                       6.125%          6.625%
      Expected return on plan assets                      9.000%          9.000%
      Rate of compensation increase                       0.000%          3.500%

The Bank expects to contribute up to $43,656 to its pension plan. At this time, the amount has not yet been determined due to the freezing of the plan in 2004, however the amount will not exceed $43,656. As of June 30, 2005 the Company has contributed $10,000 to the plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at June 30, 2005 and December 31, 2004:

                                                        June 30, 2005
                                               ---------------------------------
                                                              Gross Unrealized
                                               Fair Value    Gains       Losses
                                                         (in thousands)
Investment Securities
  Available for sale portfolio:
  -----------------------------
     Debt securities:
         U. S. Agencies                         $ 40,545    $      8    $    482
         Corporate                                26,301         204         662
         State and municipals                     31,252         550          50
                                                --------    --------    --------
                                                  98,098         762       1,194
     Equity investments:
         Preferred and other equity stocks        14,764         252         426
         Mutual fund                               2,777          --           6
         Federal Home Loan Bank stock              3,455          --          --
                                                --------    --------    --------
                                                $119,094    $  1,014    $  1,626
                                                ========    ========    ========

Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
     Federal National Mortgage Association      $ 13,104    $      4    $    203
     Federal Home Loan Mortgage Corp.             16,954          19         103
     Small Business Administration                    25          --          --
     Collateralized Mortgage Obligations           5,409          --          70
                                                --------    --------    --------
                                                $ 35,492    $     23    $    376
                                                ========    ========    ========

                                                       December 31, 2004
                                               ---------------------------------
                                                              Gross Unrealized
                                               Fair Value    Gains       Losses
                                                         (in thousands)
Investment Securities
  Available for sale portfolio:
  -----------------------------
     Debt securities:
         U. S. Agencies                         $ 38,213    $      6    $    628
         Corporate                                22,194         633         207
         State and municipals                     31,168         532         106
                                                --------    --------    --------
                                                  91,575       1,171         941
     Equity investments:
         Preferred and other equity stocks        12,115         266         213
         Mutual fund                               2,783         124          --
         Federal Home Loan Bank stock              3,257          --          --
                                                --------    --------    --------
                                                $109,730    $  1,561    $  1,154
                                                ========    ========    ========
Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
     Federal National Mortgage Association      $ 14,675    $     36    $    180
     Federal Home Loan Mortgage Corp.             19,672          28          62
     Government National Mortgage Assoc              444          28          --
     Small Business Administration                   405          --          --
     Collateralized Mortgage Obligations           9,182          87          56
                                                --------    --------    --------
                                                $ 44,378    $    179    $    298
                                                ========    ========    ========

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

Note G - Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the probable or incurred risk in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At June 30, 2005 the allowance for loan losses as a percentage of net loans receivable was 0.87% as compared to 1.11% on June 30, 2004.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                    Three Months Ended      Six Months Ended
                                   June 30,    June 30,    June 30,    June 30,
                                     2005        2004        2005        2004
                                     ----        ----        ----        ----
                                                  (in thousands)
Balance at beginning of period:    $  1,972    $  2,190    $  1,982    $  2,115
Net charge-offs:
     Charge-offs                       (129)        (81)       (237)       (174)
     Recoveries                          37          20          55          38
                                   --------    --------    --------    --------
Net charge-offs                         (92)        (61)       (182)       (136)
Provision for loan losses                80         150         160         300
                                   --------    --------    --------    --------
Balance at end of period           $  1,960    $  2,279    $  1,960    $  2,279
                                   ========    ========    ========    ========

Impaired loans were as follows:                June 30, 2005   December 31, 2004
    Impaired loans                               $     62          $     79
    Allocated allowance for loan losses          $     37          $     54

                                               June 30, 2005     June 30, 2004
    Average of impaired loans during the year    $     74          $    441
    Cash-basis interest income recognized        $      2          $     19

Note H - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three and six months ended June 30, 2005 and 2004, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                            Three Months Ended June 30, 2005
                                                           -----------------------------------
                                                            Banking     Insurance
                                                           Activities   Activities      Total
Net interest income                                         $  3,322     $     --     $  3,322
Provision for loan losses                                         80           --           80
                                                            --------     --------     --------
    Net interest income after provision for loan losses        3,242           --        3,242
Other income                                                     887        2,164        3,051
Other expenses                                                 3,087        1,799        4,886
                                                            --------     --------     --------
         Income before income taxes                            1,042          365        1,407
Income tax expense                                               270          115          385
                                                            --------     --------     --------
         Net income                                         $    772     $    250     $  1,022
                                                            ========     ========     ========

                                                             Three Months Ended June 30, 2004
                                                           -----------------------------------
                                                            Banking     Insurance
                                                           Activities   Activities      Total
Net interest income                                         $  3,248     $     --     $  3,248
Provision for loan losses                                        150           --          150
                                                            --------     --------     --------
    Net interest income after provision for loan losses        3,098           --        3,098
Other income                                                     745        1,984        2,729
Other expenses                                                 3,034        1,552        4,586
                                                            --------     --------     --------
         Income before income taxes                              809          432        1,241
Income tax expense                                               225          120          345
                                                            --------     --------     --------
         Net income                                         $    584     $    312     $    896
                                                            ========     ========     ========

                                                              Six Months Ended June 30, 2005
                                                           -----------------------------------
                                                            Banking     Insurance
                                                           Activities   Activities      Total
Net interest income                                         $  6,652     $     --     $  6,652
Provision for loan losses                                        160           --          160
                                                            --------     --------     --------
    Net interest income after provision for loan losses        6,492           --        6,492
Other income                                                   1,691        4,293        5,984
Other expenses                                                 6,182        3,576        9,758
                                                            --------     --------     --------
         Income before income taxes                            2,001          717        2,718
Income tax expense                                               496          225          721
                                                            --------     --------     --------
         Net income                                         $  1,505     $    492     $  1,997
                                                            ========     ========     ========

                                                              Six Months Ended June 30, 2004
                                                           -----------------------------------
                                                            Banking     Insurance
                                                           Activities   Activities      Total
Net interest income                                         $  6,431     $     --     $  6,431
Provision for loan losses                                        300           --          300
                                                            --------     --------     --------
    Net interest income after provision for loan losses        6,131           --        6,131
Other income                                                   1,548        3,801        5,349
Other expenses                                                 6,115        3,147        9,262
                                                            --------     --------     --------
         Income before income taxes                            1,564          654        2,218
Income tax expense                                               410          190          600
                                                            --------     --------     --------
         Net income                                         $  1,154     $    464     $  1,618
                                                            ========     ========     ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section presents Management's discussion and analysis of changes to the Company's consolidated financial results of operations and financial condition and should be read in conjunction with the Company's financial statements and notes thereto included herein.

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital raised and retained in the initial public stock offering. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2004 and June 30, 2005 the Company had 7,524,526 shares and 7,592,278 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a cash dividend as of July 14, 2005 of $0.21 per share for shareholders of record as of July 26, 2005 which was paid to its shareholders on August 9, 2005. Oneida Financial MHC waived its receipt of dividends. As of June 30, 2005 and December 31, 2004 the retained earnings restricted for cash dividends waived was $6,229,984 and $5,368,034.

FINANCIAL CONDITION

      ASSETS. Total assets at June 30, 2005 were $438.7 million, an increase of $16.1 million from $422.6 million at December 31, 2004. Loans receivable increased $14.6 million to $228.4 million at June 30, 2005 compared with $213.9 million at December 31, 2004. At June 30, 2005, total commercial real estate loans increased by $7.3 million while commercial business loans increased by $3.3 million from December 31, 2004. At June 30, 2005 total consumer loans increased by $5.2 million from December 31, 2004. Management continues to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on the Bank's interest earning assets. Residential loans increased by $237,000 since December 31, 2004, after the sale of $6.4 million of fixed-rate residential real estate loans in the secondary market during the six month period. The mortgage loans held for sale at June 30, 2005 decreased $1.5 million from December 31, 2004. Investment and mortgage-backed securities increased $600,000. The change in the composition of the assets partially reflects the timing of the investments of cash and cash equivalents offset by the adjustment for the net unrealized loss on available for sale securities from December 31, 2004 to June 30, 2005. An increase in interest rates generally has a negative effect on the market value of the Company's investment and mortgage-backed securities portfolios classified as available for sale. Other assets increased $1.4 million during the six month period ending June 30, 2005. In addition, in recording the net unrealized loss on the available for sale investment and mortgage-backed securities, an adjustment was made to the Company's deferred tax asset increasing the carrying value of the asset by $501,000. Bank premises and equipment increased $940,000 reflecting the cost of renovations of two of its branches. Both branches are expected to be completed during 2005.

      The allowance for loan losses remained stable at $2.0 million at December 31, 2004 and June 30, 2005. The allowance is established through a provision for loan losses based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio, current economic conditions and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay the loan in accordance with its terms, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change since the prior quarter in each portfolio category, as well as an adjustment related to impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. At June 30, 2005 the allowance for loan losses as a percentage of net loans receivable was 0.87% as compared to 1.11% at June 30, 2004.

      LIABILITIES. Total liabilities increased by $15.5 million or 4.2% to $385.5 million at June 30, 2005 from $370.0 million at December 31, 2004. The increase is primarily the result of an increase in interest bearing deposits of $8.2 million and an increase in non-interest bearing deposits of $3.0 million. The Bank continues to emphasize core deposit savings and checking accounts. The Bank's borrowings increased $4.7 million in order to partially fund the increase in loans receivable.

      STOCKHOLDERS' EQUITY. Total stockholders' equity at June 30, 2005 was $53.3 million, an increase of $615,000 from $52.6 million at December 31, 2004. The increase in stockholders' equity was primarily a result of the addition of the after-tax net income of $2.0 million for the six months ended June 30, 2005. Offsetting this equity increase was a decrease in the valuation adjustments made for the Company's available for sale investment and mortgage-backed securities. Accumulated Other Comprehensive Income (Loss) decreased $751,000 from December 31, 2004. The payment of the Company's semiannual cash dividend of $0.20 also resulted in an equity reduction of $672,000.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months and six months ended June 30, 2005 and 2004 and for the year ended December 31, 2004. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

      TABLE 1. Average Balance Sheet.

                                                     Three Months Ended June 30,                      Twelve Months Ended Dec. 31,
                                   ---------------------------------------------------------------   -------------------------------
                                                   2005                            2004                             2004
                                     Average     Interest             Average    Interest              Average    Interest
                                   Outstanding    Earned/   Yield/  Outstanding   Earned/   Yield/   Outstanding   Earned/    Yield/
Assets                               Balance       Paid      Rate     Balance      Paid      Rate      Balance      Paid       Rate
------                               -------       ----      ----     -------      ----      ----      -------      ----       ----
Interest-earning Assets:                                                (Dollars in Thousands)
------------------------
  Loans Receivable*                  $221,439     $3,406     6.15%   $205,203     $3,181     6.20%    $208,417     $12,907     6.19%
  Investment Securities               135,724      1,537     4.53%    155,481      1,603     4.12%     147,553       6,043     4.10%
  Federal Funds                         1,737         12     2.76%      1,358          4     1.18%       2,424          43     1.77%
  Equity Securities                    19,440        179     3.68%     18,899        158     3.34%      18,422         671     3.64%
                                     --------     ------     ----    --------     ------     ----     --------     -------     ----
    Total Interest-earning Assets     378,340      5,134     5.43%    380,941      4,946     5.19%     376,816      19,664     5.22%
                                     --------     ------     ----    --------     ------     ----     --------     -------     ----
Non interest-earning assets:
----------------------------
  Cash and due from banks              10,545                          10,150                           10,389
  Other assets                         39,947                          40,432                           40,882
                                     --------                        --------                         --------
              Total assets           $428,832                        $431,523                         $428,087
                                     ========                        ========                         ========
Liabilities and Stockholders'
-----------------------------
Equity
------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits              $ 40,217     $  120     1.20%   $ 37,335     $   70     0.75%    $ 39,041     $   324     0.83%
  Savings Accounts                     74,299         85     0.46%     74,754         81     0.44%      74,203         328     0.44%
  Interest-bearing Checking            28,633         38     0.53%     24,032         25     0.42%      24,952          97     0.39%
  Time Deposits                       110,599        810     2.94%    120,539        814     2.71%     117,203       3,227     2.75%
  Borrowings                           66,733        759     4.56%     67,753        708     4.19%      65,795       2,861     4.35%
                                     --------     ------     ----    --------     ------     ----     --------     -------     ----
    Total Interest-bearing Liabs      320,481      1,812     2.27%    324,413      1,698     2.10%     321,194       6,837     2.13%
                                     --------     ------     ----    --------     ------     ----     --------     -------     ----
Non interest-bearing liabilities:
---------------------------------
  Demand deposits                      50,889                          50,657                           50,497
  Other liabilities                     5,428                           5,308                            5,693
                                     --------                        --------                         --------
      Total liabilities               376,798                         380,378                          377,384
                                     --------                        --------                         --------
Stockholders' equity                   52,034                          51,145                           50,703
                                     --------                        --------                         --------
Total liabilities and
stockholders' equity                 $428,832                        $431,523                         $428,087
                                     ========                        ========                         ========

  Net Interest Income                             $3,322                          $3,248                           $12,827
                                                  ======                          ======                           =======
  Net Interest Spread                                        3.16%                           3.09%                             3.09%
                                                             ====                            ====                              ====
  Net Earning Assets                 $ 57,859                        $ 56,528                         $ 55,622
                                     ========                        ========                         ========
  Net yield on average
    Interest-earning assets                         3.51%                           3.41%                             3.40%
                                                  ======                          ======                           =======
  Average interest-earning
    assets to average
    Interest-bearing liabilities                  118.05%                         117.42%                           117.32%
                                                  ======                          ======                           =======

* Included in average loans receivable balance for the periods presented is Mortgage Loans Held for Sale.

                                                     Six Months Ended June 30,                        Twelve Months Ended Dec. 31,
                                   ---------------------------------------------------------------   -------------------------------
                                                   2005                            2004                             2004
                                     Average     Interest             Average    Interest              Average    Interest
                                   Outstanding    Earned/   Yield/  Outstanding   Earned/   Yield/   Outstanding   Earned/    Yield/
Assets                               Balance       Paid      Rate     Balance      Paid      Rate      Balance      Paid       Rate
------                               -------       ----      ----     -------      ----      ----      -------      ----       ----

Interest-earning Assets:                                                (Dollars in Thousands)
------------------------
  Loans Receivable*                    $218,691    $6,738     6.16%   $203,931    $6,398     6.27%     $208,417    $12,907     6.19%
  Investment Securities                 136,578     3,113     4.56%    152,040     3,095     4.07%      147,553      6,043     4.10%
  Federal Funds                           1,665        27     3.24%      1,401        13     1.86%        2,424         43     1.77%

  Equity Securities                      18,805       337     3.58%     18,631       334     3.59%       18,422        671     3.64%
                                       --------    ------     ----    --------    ------     ----      --------    -------     ----
    Total Interest-earning Assets       375,739    10,215     5.44%    376,003     9,840     5.23%      376,816     19,664     5.22%
                                       --------    ------     ----    --------    ------     ----      --------    -------     ----
Non interest-earning assets:
----------------------------
  Cash and due from banks                10,827                          9,880                           10,389
  Other assets                           40,030                         41,288                           40,882
                                       --------                       --------                         --------
              Total assets             $426,596                       $427,171                         $428,087
                                       ========                       ========                         ========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                $ 40,332    $  249     1.24%   $ 38,663    $  146     0.76%     $ 39,041    $   324     0.83%
  Savings Accounts                       73,672       163     0.45%     73,371       158     0.43%       74,203        328     0.44%
  Interest-bearing Checking              28,737        60     0.42%     22,419        46     0.41%       24,952         97     0.39%

  Time Deposits                         110,478     1,591     2.90%    121,600     1,669     2.76%      117,203      3,227     2.75%

  Borrowings                             66,058     1,500     4.58%     65,692     1,390     4.26%       65,795      2,861     4.35%
                                       --------    ------     ----    --------    ------     ----      --------    -------     ----
    Total Interest-bearing Liabs        319,277     3,563     2.25%    321,745     3,409     2.13%      321,194      6,837     2.13%
                                       --------    ------     ----    --------    ------     ----      --------    -------     ----
Non interest-bearing liabilities:
---------------------------------
  Demand deposits                        49,636                         49,860                           50,497
  Other liabilities                       5,296                          4,389                            5,693
                                       --------                       --------                         --------
      Total liabilities                 374,209                        375,994                          377,384
                                       --------                       --------                         --------

Stockholders' equity                     52,389                         51,177                           50,703
                                       --------                       --------                         --------
Total liabilities and stockholders'
equity                                 $426,598                       $427,171                         $428,087
                                       ========                       ========                         ========

  Net Interest Income                              $6,652                         $6,431                           $12,827
                                                   ======                         ======                           =======
  Net Interest Spread                                         3.19%                          3.10%                             3.09%
                                                              ====                           ====                              ====
  Net Earning Assets                   $ 56,462                       $ 54,258                         $ 55,622
                                       ========                       ========                         ========
  Net yield on average
    Interest-earning assets                          3.54%                          3.42%                             3.40%
                                                   ======                         ======                            ======
  Average interest-earning
    assets to average
    Interest-bearing liabilities                   117.68%                        116.86%                           117.32%
                                                   ======                         ======                           =======

* Included in average loans receivable balance for the periods presented is Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended June 30, 2005 was $1,022,000; an increase of $126,000 or 14.1% from $896,000 for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005 increased $379,000 or 23.4% to $2.0 million compared to $1.6 million for the six months ended June 30, 2004. The increase was due primarily to an increase in the net interest income, an increase in non-interest income and a decrease in the provision for loan losses. Offsetting these were increases in other expenses and provision for income taxes.

      INTEREST INCOME. Interest and dividend income increased by $188,000 or 3.8% to $5.1 million for the three months ended June 30, 2005 from $4.9 million for three months ended June 30, 2004. For the six months ended June 30, 2005, interest and dividend income increased by $375,000 or 3.8% to $10.2 million from $9.8 million for the six months ended June 30, 2004. The increase in interest income was the result of an increase in the average yield on interest-earning assets during the three months and six months ending June 30, 2005 as compared to the same periods in 2004.

      Interest and fees on loans increased $225,000 to $3.4 million for the three months ended June 30, 2005 from $3.2 million for the three months ended June 30, 2004. The increase in interest income on loans is a result of an increase of $16.2 million in the average balance of loans receivable for the three months ended June 30, 2005 as compared with the same period in 2004 partially offset by a decrease of 5 basis points in the average yield to 6.15% at June 30, 2005 from 6.20% at June 30, 2004. For the six months ended June 30, 2005, the average balance of loans increased $14.8 million, while the average yield decreased 11 basis points from 6.27% during the six month period in 2004 to 6.16% during the 2005 period. Commercial real estate loans increased $13.5 million for the six months ended June 30, 2005 from the six months ended June 30, 2004 and the commercial business loans increased $622,000 for the same period. Consumer loans increased $7.0 million for the same period. Residential real estate loans increased $642,000 for the six months ended June 30, 2005 compared with the same period in 2004, after recording the sale of $19.0 million in fixed rate one-to-four family residential real estate loans.

      Investment income decreased $66,000 for the three month period ending June 30, 2005 as compared to the same period in 2004. This is a result of a $19.8 million decrease in the average balance of investment and mortgage-backed securities for the three month period ended June 30, 2005 as compared to the same period in 2004, partially offset by an increase in the average yield of investment securities and mortgage-backed securities of 41 basis points to 4.53% at June 30, 2005 from 4.12% for the six months ended June 30, 2004. For the six months ended June 30, 2005, investment income increased $18,000 for the six month period ending June 30, 2005 as compared to the same period in 2004 due to an increase in the average yield of investment securities and mortgage-backed securities of 49 basis points from 4.07% to 4.56% offset by a decrease in the average balance of investment and mortgage-backed securities of $15.5 million for the six month period ending June 30, 2005 as compared to the same period in 2004.

      Interest income from federal funds increased during the three months ended June 30, 2005 to $12,000 as compared with $4,000 for the 2004 period. The increase in interest income is due to an increase in the average balance of $379,000 and an increase of 158 basis points in the average yield. For the six month period ending June 30, 2005 the interest income from federal funds increased $14,000 to $27,000 from $13,000 for the same period in 2004. The increase in interest income is due to an increase in the average balance of $264,000 while the average yield increased 138 basis points.

      INTEREST EXPENSE. Interest expense was $1.8 million for the three months ended June 30, 2005, an increase of $114,000 or 6.7% from the same period in 2004. The increase in interest expense is due to an increase in interest paid on borrowed funds and deposit accounts. Interest expense on borrowed funds totaled $759,000 for the second quarter of 2005 compared with $708,000 for the 2004 period. The average cost of borrowed funds increased 37 basis points to 4.56% as of June 30, 2005 from 4.19% for the three months ended June 30, 2004. Partially offsetting the increased cost was a decrease in the average balance outstanding of borrowings during the three months ended June 30, 2005 to $66.7 million compared to $67.8 million for the same period in 2004. During the six month period ending June 30, 2005 the interest expense on borrowed funds totaled $1.5 million as compared to $1.4 million for the same period in 2004. The average cost of borrowed funds increased 32 basis points to 4.58% from 4.26% for the six month period ending June 30, 2004. The average balance increased $366,000 for the six month period ending June 30, 2005 as compared to the same period in 2004. Interest expense on deposits increased $63,000 to $1.1 million for the three months ended June 30, 2005 as compared to $1.0 million for the same period in 2004. The average cost of deposits increased 11 basis points to 1.66% for the three month period ending

June 30, 2005 as compared to 1.55% for the three month period ending June 30, 2004 while the average balance decreased $3.0 million from $256.7 million at June 30, 2004 to $253.7 million at June 30, 2005. For the six month period ending June 30, 2005 interest expense on deposits increased $44,000 to $2.1 million as compared to $2.0 million for the six month period ending June 30, 2004. The average cost of deposits increased 5 basis points from 1.58% for the six month period ending June 30, 2005 to 1.63% for the six month period ending June 30, 2004.

      PROVISION FOR LOAN LOSSES. Total provisions for loan losses for the three months ended June 30, 2005 were $80,000 as compared to $150,000 made during the same period of 2004. The allowance for loan losses was $2.0 million or 0.87% of loans receivable at June 30, 2005 as compared with $2.3 million or 1.11% of loans receivable at June 30, 2004. Non-performing loans at June 30, 2005 were $31,000, a decrease of 98.3% or $621,000 from $632,000 at June 30, 2004.
Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses losses that are probable and reasonably estimable.

      OTHER INCOME. Other operating income increased by $322,000 for the three-month period ending June 30, 2005 compared with the same period in 2004 to $3.1 million from $2.7 million. The increase in non-interest income was primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities. Insurance revenue increased $180,000 or 9.08% for the three months ended June 30, 2005 as compared with the same period in 2004. In addition, the Company recognized gains on the sales of investment securities for the three months ending June 30, 2005 of $41,000 as compared to losses of $86,000 for the three months ending June 30, 2004.

      For the six months ended June 30, 2005, other operating income increased $635,000 to $6.0 million as of June 30, 2005 from $5.3 million as of June 30, 2004. The increase is primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities. Insurance revenue increased $492,000 or 13.0% for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. In addition, the Company recognized gains on the sales of investment securities for the six months ending June 30, 2005 of $43,000 as compared to losses of $55,000 for the six months ending June 30, 2004.

      The Bank continues to expand its Trust Department. Management expects that fees generated by the Trust Department will increase as assets under management grow. Trust Department income increased 28.9% to $67,000 for the three months ended June 30, 2005 from $52,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 the Trust Department income increased 28.1% to $129,000 from $101,000 for the six months ended June 30, 2004. At June 30, 2005, the Bank maintained 491 trust/fiduciary accounts, with total assets of $97.4 million under management as compared with 494 trust/fiduciary accounts with $101.5 million total assets as of December 31, 2004.

      OTHER EXPENSES. Other operating expenses increased by $300,000 or 6.6%, to $4.9 million for the three months ended June 30, 2005 from $4.6 million for the same period in 2004. Compensation expense increased $257,000 or 9.0% due to expenses associated with the continual growth of the insurance agency subsidiary and bank personnel. Other expenses increased $53,000 primarily the result of an increase in advertising expense related to a checking account promotion. For the six months ended June 30, 2005 operating expenses increased $496,000 or 5.4% to $9.8 million from $9.3 million for the six months ended June 30, 2004. The increase is primarily a result of expenses associated with the insurance agency subsidiary and bank compensation expense and an increase in advertising expense related to the checking account promotion.

      INCOME TAX. Income tax expense was $385,000 for the three months ended June 30, 2005, an increase of $40,000 from the second quarter 2004 expense of $345,000. For the six months ended June 30, 2005 the income tax expense was $721,000, an increase of $121,000 from $600,000 for the six months ended June
30, 2004. The effective tax rate decreased to 26.5% for the six months ending June 30, 2005 from 27.1% for the first six months of 2004.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2005, loan originations totaled $32.0 million compared to $25.9 million for the second quarter of 2004. The increase in loan originations during 2005 as compared to 2004 is due to higher commercial mortgage, commercial business and consumer loan originations. The purchases of investment securities totaled $9.5 million during the second quarter of 2005 as compared to $22.2 million during the second quarter of 2004. The decrease in the purchases of investment securities is due to the timing of investing excess cash and cash equivalents and loan demand.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the second quarter of 2005 cash flows provided by the sale, principal payments and maturity of securities available for sale were $11.7 million compared to $15.8 million for the same period in 2004.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2005 the Company had outstanding commitments to originate loans of approximately $7.0 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $5.4 million at June 30, 2005.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $41.3 million at June 30, 2005 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2005 the total of cash, interest-bearing demand accounts and federal funds sold was $13.5 million.

      At June 30, 2005, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                  For Capital         Prompt Corrective
                                             Actual            Adequacy Purposes      Action Provisions
                                       -----------------       -----------------     -----------------
                                       Amount      Ratio       Amount      Ratio     Amount      Ratio
                                       (In thousands)
As of June 30, 2005:
   Total Capital
      (to Risk Weighted Assets)        $38,652     13.66%      $22,634       8%      $28,293      10%
   Tier I Capital
      (to Risk Weighted Assets)        $36,692     12.97%      $11,317       4%      $16,976       6%
   Tier I Capital
      (to Average Assets)              $36,692      8.87%      $16,547       4%      $20,684       5%
                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                  For Capital         Prompt Corrective
                                             Actual            Adequacy Purposes      Action Provisions
                                       -----------------       -----------------     -----------------
                                       Amount      Ratio       Amount      Ratio     Amount      Ratio
                                       (In thousands)
As of December 31, 2004:
   Total Capital
      (to Risk Weighted Assets)        $36,372     14.13%      $20,586       8%      $25,733      10%
   Tier I Capital
      (to Risk Weighted Assets)        $34,391     13.36%      $10,293       4%      $15,440       6%
   Tier I Capital
      (to Average Assets)              $34,391      8.35%      $16,474       4%      $20,593       5%


ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended and Six Months Ended June 30, 2005 and June 30, 2004 (unaudited)

(Annualized where appropriate)                       Three Months Ending        Six Months Ended
                                                           June 30,                 June 30,
                                                      2005         2004         2005         2004
                                                      ----         ----         ----         ----
Performance Ratios:

   Return on average assets                            0.95%        0.83%        0.94%        0.76%
   Return on average equity                            7.86%        7.01%        7.62%        6.32%
   Net interest margin                                 3.51%        3.41%        3.54%        3.42%
   Efficiency Ratio                                   76.67%       76.77%       77.23%       78.62%
   Ratio of operating expense
        to average total assets                        4.56%        4.24%        4.58%        4.34%
   Ratio of average interest-earning assets
        to average interest-bearing liabilities      118.05%      117.42%      117.68%      116.86%

Asset Quality Ratios:

   Non-performing assets to total assets               0.01%        0.17%        0.01%        0.17%
   Allowance for loan losses
        to non-performing loans                    6,322.58%      360.76%    6,322.58%      360.76%
   Allowance for loan losses
        to loans receivable, net                       0.87%        1.11%        0.87%        1.11%

Capital Ratios:

   Total stockholders' equity to total assets         12.14%       11.33%       12.14%       11.33%
   Average equity to average assets                   12.13%       11.85%       12.28%       11.98%

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at June 30, 2005, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 2      Changes in Securities and Use of Proceeds

      The following table summarizes our share repurchase activity during the six months ended June 30, 2005 and additional information regarding our share repurchase program. The shares purchased during the current quarter were received in exchange for the exercise of options or to satisfy tax withholding obligations that arose on the vesting of restricted stock. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.

----------------------------------------------------------------------------------------------------------
Period                    Total             Average Price Paid     Total Number of          Maximum
                          Number of         per Share              Shares Purchased as      Number of
                          Shares                                   Part of Publicly         Shares that
                          Purchased                                Announced Plans          May Yet Be
                                                                                            Purchased
                                                                                            Under the Plan
----------------------------------------------------------------------------------------------------------
January 1, 2005 -             8,999         14.0103                --                       250,000
January 31, 2005
----------------------------------------------------------------------------------------------------------
February 1, 2005 -               --                                --                            --
February 28, 2005
----------------------------------------------------------------------------------------------------------
March 1, 2005 -                  --                                --                            --
March 31, 2005
----------------------------------------------------------------------------------------------------------
April 1, 2005 -               8,104         12.0000                --                            --
April 30, 2005
----------------------------------------------------------------------------------------------------------
May 1, 2005 -                 6,200         14.1500                --                            --
May 31, 2005
----------------------------------------------------------------------------------------------------------
June 1, 2005 -
June 30, 2005                    --                                --                            --
----------------------------------------------------------------------------------------------------------
Total                        23,303                                --                       250,000
----------------------------------------------------------------------------------------------------------

Item 3      Defaults Upon Senior Securities

            Not applicable.

Item 4      Submission of Matters to a Vote of Security Holders

            At the Annual Meeting of Shareholders, held on April 26, 2005, shareholders voted on the following matters as follows:

            Proposal No. 1 - Election of Directors
                                                         For            Withheld
                                                         ---            --------
            Edward J. Clarke                          7,206,909          29,760
            Rodney D. Kent                            7,209,168          27,501
            Richard B. Myers                          7,209,049          27,620

            Proposal No. 2 - Ratification of Crowe Chizek and Company LLC as auditors for the Company for the fiscal year ended December 31, 2005:

                  For:              Against:         Abstain:
                  ----              --------         --------
                  7,210,675         4,207            21,787

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

                                           ONEIDA FINANCIAL CORP.

Date:  August 12, 2005                By:  /s/ Michael R. Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer

Date:  August 12, 2005                By:  /s/ Eric E. Stickels
                                           -------------------------------------
                                           Eric E. Stickels
                                           Executive Vice President and Chief
                                           Financial Officer