Form 10-Q
period 2005-09-30
ONEIDA FINANCIAL CORP
filed 2005-11-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           Federal                                            16-1561678
 ------------------------------                         ----------------------
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

   Indicate by check mark whether the Registrant is an accelerated filer (as
              defined in Rule 12b-2 of the Exchange Act) Yes  No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in
                    Rule 12b-2 of the Exchange Act) Yes  No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,593,041 shares of the Registrant's common stock outstanding as of November 1, 2005.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements                                                         1

            Consolidated Statements of Condition                                         2
            As of September 30, 2005 (unaudited) and December 31, 2004 (audited)

            Consolidated Statements of Operations (unaudited)                            3
            For the three months and nine months ended September 30, 2005 and 2004

            Consolidated Statements of Comprehensive Income (unaudited)                  4
            For the three months and nine months ended September 30, 2005 and 2004

            Consolidated Statements of Changes in Stockholders' Equity (unaudited)       5
            For the three months and nine months ended September 30, 2005

            Consolidated Statements of Cash Flows (unaudited)                            6
            For the three months and nine months ended September 30, 2005 and 2004

            Notes to Consolidated Financial Statements (unaudited)                       8

   Item 2.  Management's Discussion and Analysis of Financial Condition                 14
            And Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  23

   Item 4.  Controls and Procedures                                                     23

PART II. OTHER INFORMATION                                                              24

   Item 1.  Legal Proceedings                                                           24

   Item 2.  Changes in Securities and Use of Proceeds                                   24

   Item 3.  Defaults Upon Senior Securities                                             25

   Item 4.  Submission of Matters to a Vote of Security Holders                         25

   Item 5.  Other Information                                                           25

   Item 6.  Exhibits                                                                    25

PART I. FINANCIAL INFORMATION

                  Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2005 and December 31, 2004

                                                                 (unaudited)           (audited)
                                                                     At                    At
                                                                September 30,         December 31,
                                                                    2005                  2004
                                                                    ----                  ----
ASSETS                                                           (in thousands, except share data)
         Cash and due from banks                                $     13,851          $     11,853
         Federal funds sold                                              399                 3,180
                                                                ----------------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                     14,250                15,033

         Investment securities, at fair value                        115,349               109,730
         Mortgage-backed securities, at fair value                    37,573                44,378

         Mortgage loans held for sale                                  1,247                 2,894

         Loans receivable                                            234,188               210,966
         Allowance for loan losses                                    (2,001)               (1,982)
                                                                ----------------------------------
   LOANS RECEIVABLE, NET                                             232,187               208,984

         Bank premises and equipment, net                             12,102                 9,854
         Accrued interest receivable                                   2,007                 2,104
         Other assets                                                  6,385                 5,543
         Cash surrender value - life insurance                        11,133                10,819
         Goodwill                                                     13,480                12,284
         Other intangible assets                                         901                   986
         -----------------------------------------------------------------------------------------
         TOTAL ASSETS                                           $    446,614          $    422,609
         =========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                              $    261,192          $    251,565
         Non-interest bearing deposits                                53,415                50,082
         Borrowings                                                   75,497                64,400
         Other liabilities                                             3,559                 3,918
                                                                ----------------------------------
TOTAL LIABILITIES                                                    393,663               369,965
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized,
                  none issued                                             --                    --
         Common stock ($.01 par value; 20,000,000
              shares authorized; 8,242,452 issued)                        82                    82
         Additional paid-in capital                                   17,961                17,946
         Retained earnings                                            40,643                39,197
         Common shares issued under employee
              stock plans - unearned                                    (435)                 (435)
         Accumulated other comprehensive income (loss)                (2,175)                 (994)
         Treasury stock (at cost, 549,412
                          and 582,827 shares)                         (3,074)               (3,030)
         Unearned stock-based compensation                               (51)                 (122)
         -----------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                   52,951                52,644
         -----------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                   $    446,614          $    422,609
         =========================================================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005
(unaudited) and 2004 (unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                               September 30,   September 30,    September 30,    September 30,
                                                                   2005              2004            2005              2004
                                                                   ----              ----            ----              ----
                                                                             (in thousands except per share data)
INTEREST INCOME:
    Interest and fees on loans                                 $      3,665     $      3,252     $     10,402     $      9,650
    Interest on investment and mortgage-
       backed securities                                              1,461            1,443            4,574            4,517
    Dividends on equity securities                                      199              165              536              520
    Interest on federal funds sold and
       interest-earning deposits                                         14                8               41               20
------------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                                 5,339            4,868           15,553           14,707
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
    Savings deposit                                                     110               88              273              246
    Money market and interest-bearing checking                          214              111              522              303
    Time deposits                                                       844              780            2,435            2,448
    Borrowings                                                          801              732            2,301            2,122
------------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                         1,969            1,711            5,531            5,119
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                   3,370            3,157           10,022            9,588
    Less: Provision for loan losses                                     100              150              260              450
------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                3,270            3,007            9,762            9,138
------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
    Investment security gains, net                                       10              103               53               48
    Gain on sale of mortgages, net                                       53               79              137              136
    Insurance commission income                                       1,878            2,054            6,171            5,855
    Other operating income                                              838              867            2,402            2,413
------------------------------------------------------------------------------------------------------------------------------
   Total other income                                                 2,779            3,103            8,763            8,452
------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
    Compensation and employee benefits                                3,065            2,887            9,306            8,729
    Occupancy expenses, net                                             874              847            2,473            2,441
    Other operating expense                                             981              878            2,899            2,704
------------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                               4,920            4,612           14,678           13,874
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            1,129            1,498            3,847            3,716
------------------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                           300              412            1,021            1,012
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $        829     $      1,086     $      2,826     $      2,704
==============================================================================================================================
EARNINGS PER SHARE - BASIC                                     $       0.11     $       0.14     $       0.37     $       0.36
==============================================================================================================================
EARNINGS PER SHARE - DILUTED                                   $       0.11     $       0.14     $       0.37     $       0.35
==============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2005 (unaudited) and 2004 (unaudited)

                                                          Three Months Ended                   Nine Months Ended
                                                     September 30,     September 30,     September 30,     September 30,
                                                         2005              2004              2005              2004
                                                         ----              ----              ----              ----
                                                                               (in thousands)
Net income                                           $        829      $      1,086      $      2,826      $      2,704
                                                     ------------      ------------      ------------      ------------

Other comprehensive income (loss), net of tax:
  Unrealized gains on assets available for sale:
      Unrealized holding gains (losses)
          arising during period                              (707)            4,115            (1,915)           (1,137)
      Less: reclassification adjustment for
          (Gains) losses included
              in net income                                   (10)             (103)              (53)              (48)
                                                     ------------      ------------      ------------      ------------
                                                             (717)            4,012            (1,968)           (1,185)
      Net income tax benefit (effect)                         287            (1,605)              787               474
                                                     ------------      ------------      ------------      ------------
Other comprehensive income (loss),
              net of tax                                     (430)            2,407            (1,181)             (711)
                                                     ------------      ------------      ------------      ------------

Comprehensive income                                 $        399      $      3,493      $      1,645      $      1,993
                                                     ============      ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months and Nine Months Ended September 30, 2005 (unaudited)


                                                                                            Accumulated
                                                                    Additional                 Other
                                                   Common Stock      Paid-In     Retained  Comprehensive
                                                Shares      Amount   Capital      Earning  Income (Loss)
                                                           (in thousands, except number of shares)
Balance as of December 31, 2004                8,242,452   $    82   $  17,946   $ 39,197   $     (994)
Net income                                                                            975
Other comprehensive loss,
    net of tax                                                                                  (1,326)
Shares issued under stock plans                                             16
Shares earned under stock plans
Common stock dividends: $0.20 per share                                              (672)
Treasury stock reissued                                                     (1)
                                               ---------------------------------------------------------

Balance as of March 31, 2005                   8,242,452   $    82   $  17,961   $ 39,500   $   (2,320)

Net income                                                                          1,022
Other comprehensive income,
    net of tax                                                                                      575
Shares earned under stock plans
Stock Repurchased
Treasury stock reissued
                                               ---------------------------------------------------------

Balance as of June 30, 2005                    8,242,452   $    82   $  17,961   $ 40,522   $   (1,745)

Net income                                                                            829
Other comprehensive income,
    net of tax                                                                                    (430)
Common stock dividends: $0.21 per share                                              (708)
Treasury stock reissued
                                               ---------------------------------------------------------

Balance as of September 30, 2005               8,242,452   $    82   $  17,961   $ 40,643   $   (2,175)
                                               =========================================================

                                                              Common Stock
                                                              Issued Under    Unearned
                                                                Employee        Stock
                                                   Treasury   Stock Plans-      Based
                                                     Stock      Unearned    Compensation      Total
                                                            (in thousands, except number of shares)
Balance as of December 31, 2004                    $ (3,030)  $     (435)    $     (122)     $ 52,644
Net income                                                                                        975
Other comprehensive loss,
    net of tax                                                                                 (1,326)
Shares issued under stock plans                                                     (16)           --
Shares earned under stock plans                                                      65            65
Common stock dividends: $0.20 per share                                                          (672)
Treasury stock reissued                                  15                                        14
                                                  ---------------------------------------------------

Balance as of March 31, 2005                       $ (3,015)  $     (435)    $      (73)     $ 51,700

Net income                                                                                      1,022
Other comprehensive income,
    net of tax                                                                                    575
Shares earned under stock plans                                                       22           22
Stock Repurchased                                       (93)                                     (93)
Treasury stock reissued                                  33                                       33
                                                  ---------------------------------------------------

Balance as of June 30, 2005                        $ (3,075)  $     (435)    $      (51)     $ 53,259

Net income                                                                                        829
Other comprehensive income,
    net of tax                                                                                   (430)
Common stock dividends: $0.21 per share                                                          (708)
Treasury stock reissued                                   1                                         1
                                                  ---------------------------------------------------

Balance as of September 30, 2005                   $ (3,074)  $     (435)    $      (51)     $ 52,951
                                                  ===================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Nine Months Ended September 30, 2005 (unaudited) and 2004 (unaudited)

                                                                               Three Months Ended             Nine Months Ended
                                                                          September 30,  September 30,  September 30,  September 30,
                                                                               2005          2004            2005          2004
                                                                               ----          ----            ----          ----
                                                                                                (in thousands)
Operating Activities:
   Net income                                                                $    829      $  1,086        $  2,826      $  2,704
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               288           318             819           861
      Amortization of premiums/discounts on securities, net                        52           151             168           403
      Provision for loan losses and other real estate losses                      100           150             260           450
      Stock compensation earned                                                    --            50              87           158
      (Gain) on sale/call of securities, net                                      (10)         (103)            (53)          (48)
      (Gain) on sale of loans, net                                                (53)          (79)           (137)         (136)
      Income tax payable                                                          (60)          162             (75)          263
      Accrued interest receivable                                                 296           336              97           200
      Other assets                                                                760          (384)           (240)          203
      Other liabilities                                                           (38)          445            (359)         (725)
      Origination of loans held for sale                                       (3,731)       (6,494)         (8,556)      (13,394)
      Proceeds from sales of loans                                              3,921         6,284          10,340        12,224
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                             2,354         1,922           5,177         3,163
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                           (12,405)      (11,634)        (31,171)      (44,738)
  Principal collected on and proceeds of maturities
     sales or calls from investments                                           15,641        20,870          20,978        42,223
  Purchase of mortgage-backed securities                                       (5,525)           --          (5,525)           --
  Principal collected on and proceeds from sales
     of mortgage-backed securities                                              3,196         4,847          14,821        15,012
  Net increase in loans                                                        (7,202)       (7,297)        (23,516)      (12,108)
  Purchase of bank premises and equipment                                      (1,568)         (199)         (2,982)         (485)
  Proceeds from sale of other real estate                                          --           143              --           294
  Purchase of insurance agency                                                 (1,196)           --          (1,196)         (652)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                  (9,059)        6,730         (28,591)         (454)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
     money market, interest-bearing checking and escrow                         3,589         2,459          17,149        11,441
  Net decrease in time deposits                                                (1,775)       (5,023)         (4,189)      (10,634)
  Proceeds from borrowings                                                     24,597        16,000          63,097        49,575
  Repayment of borrowings                                                     (18,200)      (20,405)        (52,000)      (51,405)
  Cash dividends                                                                 (708)         (633)         (1,380)       (1,257)
  Purchase of treasury stock                                                       --            --             (93)          (95)
  Exercise of stock options (using treasury stock)                                  1             5              47           102
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                   7,504        (7,597)         22,631        (2,273)
------------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and cash equivalents                                  799         1,055            (783)          436
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                               13,451        11,670          15,033        12,289
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 14,250      $ 12,725        $ 14,250      $ 12,725
====================================================================================================================================

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Nine Months Ended September 30, 2005 (unaudited) and 2004 (unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                             September 30,   September 30,   September 30,  September 30,
                                                                  2005            2004           2005            2004
                                                                  ----            ----           ----            ----
                                                                                     (in thousands)
Supplemental disclosures of cash flow information:
  Cash paid for interest                                          1,994           1,697          5,552           5,127
  Cash paid for income taxes                                        360             250            636             770
  Non-cash investing activities:
  Unrealized (loss) gain on investment and mortgage-backed
     securities designated as available for sale                   (430)          2,407         (1,181)           (711)
  Transfer of loans to other real estate                             --              56             53             179
=========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at September 30, 2005 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and nine-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Note B - Earnings per Share

Basic earnings per share represents income available to common stock holders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for the calculation unless unearned. Diluted earnings per share give effect to weighted average shares, which would be outstanding assuming the exercise of issued options and awards using the treasury stock method. The Company declared a three-for-two stock split to all shareholders of record as of February 10, 2004. The weighted average shares outstanding and earnings per share and dividends per share information has been adjusted retroactively to reflect the three-for-two stock split declared. Earnings per common share have been computed based on the following for the three months ended and nine months ended September 30, 2005 and 2004 respectively:

                                             Income          Shares    Per Share
September 30, 2005:
-------------------
Net income (Three Months Ended)            $  829,452
                                           ----------

Basic Earnings Per Share:                  $  829,452      7,592,875     $0.11
                                                                         -----
Effect of dilutive securities:
         Stock options and awards                  --         86,274
                                           -------------------------
Diluted Earnings Per Share                 $  829,452      7,679,149     $0.11
                                                                         -----

September 30, 2004:
-------------------
Net income (Three Months Ended)            $1,085,652
                                           ----------

Basic Earnings Per Share                   $1,085,652      7,488,949     $0.14
                                                                         -----
Effect of dilutive securities:
         Stock options and awards                  --        133,683
                                           -------------------------
Diluted Earnings Per Share                 $1,085,652      7,622,632     $0.14
                                                                         -----

September 30, 2005:
-------------------
Net income (Nine Months Ended)             $2,826,426
                                           ----------

Basic Earnings Per Share:                  $2,826,426      7,569,597     $0.37
                                                                         -----
Effect of dilutive securities:
         Stock options and awards                  --        106,343
                                           -------------------------
Diluted Earnings Per Share                 $2,826,426      7,675,940     $0.37
                                                                         -----

September 30, 2004:
-------------------
Net income (Nine Months Ended)             $2,703,689
                                           ----------

Basic Earnings Per Share:                  $2,703,689      7,470,721     $0.36
                                                                         -----
Effect of dilutive securities:
         Stock options and awards                  --        161,870
                                           -------------------------
Diluted Earnings Per Share                 $2,703,689      7,632,591     $0.35
                                                                         -----

Stock options for 54,770 and 35,783 shares of commons stock were not considered in computing diluted earnings per common share for the three months ending September 30, 2005 and September 30, 2004 respectively because they were antidilutive. For the nine months ending September 30, 2005 and September 30, 2004, stock options for 37,898 and 17,500 shares respectively were not considered.

Note C - Stock-Based Compensation

The Company maintains a stock option plan and restricted stock plan for certain officers and directors providing service to the Company. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                                           2005            2004               2005              2004
                                                           ----            ----               ----              ----
                                                                      (in thousands except per share data)
Net income:
         As reported                                      $  829          $ 1,086            $ 2,826          $ 2,704
Deduct:  Total stock-based employee
         Compensation expense determined under
        fair value method, net of related taxes              (18)             (30)               (55)             (91)
                                                          ------          -------            -------          -------
Pro forma                                                 $  811          $ 1,056            $ 2,771          $ 2,613
                                                          ======          =======            =======          =======

Earnings per share:
  As reported
      Basic                                               $ 0.11          $  0.14            $  0.37          $  0.36
      Diluted                                             $ 0.11          $  0.14            $  0.37          $  0.35

  Pro forma
      Basic                                               $ 0.11          $  0.14            $  0.37          $  0.35
      Diluted                                             $ 0.11          $  0.14            $  0.36          $  0.34

Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is accrued ratably over the vesting period for shares of restricted stock granted. Compensation expense recorded in conjunction with this plan was $0 and $49,931 for the three month period ending September 30, 2005 and 2004 respectively, and $86,985 and $158,295 for the nine month period ending September 30, 2005 and 2004 respectively. All options granted were fully vested prior to July 1, 2005. There are currently 10,886 shares eligible to be issued under the plan which have not been awarded.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 56.02% of the outstanding shares as of September 30, 2005 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The notice was approved by the OTS subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of September 30, 2005 and December 31, 2004, the retained earnings restricted for cash dividends waived was $7,135,031 and $5,368,034, respectively.

Note E - Pension Plan

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                           Three Months Ended              Nine Months Ended
                                                      September 30,   September 30,  September 30,   September 30,
                                                            2005           2004           2005            2004
                                                            ----           ----           ----            ----
                                                                             (in thousands)
Service cost                                             $      --      $      --      $      --      $ 129,279
Interest cost                                               77,601         80,723        232,803        229,330
Expected return on plan assets                             (97,693)       (93,785)      (293,079)      (287,952)
Amortization of unrecognized loss                           33,903         33,800        101,709         93,192
Amortization of unrecognized prior service liability            --             --             --        (28,989)
                                                         ---------      ---------      ---------      ---------
         Net pension and postretirement cost             $  13,811      $  20,738      $  41,433      $ 134,860
                                                         =========      =========      =========      =========

Components of Net Periodic Benefit Cost:

Weighted-average assumptions as of December 31:

                                                              2005                  2004
         Discount rate                                       6.125%                6.625%
         Expected return on plan assets                      9.000%                9.000%
         Rate of compensation increase                       0.000%                3.500%

The amount the Bank expects to contribute to its pension plan in 2005 has not yet been determined due to the freezing of the plan in 2004, however the amount will not exceed $43,656. As of September 30, 2005 the Company has contributed $19,795 to the plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at September 30, 2005 and December 31, 2004:

                                                        September 30, 2005
                                              -------------------------------------
                                                                  Gross Unrealized
                                              Fair Value        Gains        Losses
                                                           (in thousands)
Investment Securities
  Available for sale portfolio:
  -----------------------------
     Debt securities:
         U. S. Agencies                        $  35,914     $       3     $     604
         Corporate                                26,706           146           673
         State and municipals                     31,197           358            79
                                               ---------     ---------     ---------
                                                  93,817           507         1,356
     Equity investments:
         Preferred and equity stocks              14,968           197           459
         Mutual fund                               2,789             6            --
         Federal Home Loan Bank stock              3,775            --            --
                                               ---------     ---------     ---------
                                               $ 115,349     $     710     $   1,815
                                               =========     =========     =========

Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
     Federal National Mortgage Association     $  11,855     $      --     $     246
     Federal Home Loan Mortgage Corp.             20,611             5           227
     Small Business Administration                   121            --            --
     Collateralized Mortgage Obligations           4,986            --           106
                                               ---------     ---------     ---------
                                               $  37,573     $       5     $     579
                                               =========     =========     =========

                                                        December 31, 2004
                                               ---------------------------------------
                                                                   Gross Unrealized
                                               Fair Value       Gains           Losses
                                                           (in thousands)
Investment Securities
  Available for sale portfolio:
  -----------------------------
     Debt securities:
         U. S. Agencies                        $   38,213     $        6     $      628
         Corporate                                 22,194            633            207
         State and municipals                      31,168            532            106
                                               ----------     ----------     ----------
                                                   91,575          1,171            941
     Equity investments:
         Preferred and equity stocks               12,115            266            213
         Mutual fund                                2,783            124             --
         Federal Home Loan Bank stock               3,257             --             --
                                               ----------     ----------     ----------
                                               $  109,730     $    1,561     $    1,154
                                               ==========     ==========     ==========
Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
     Federal National Mortgage Association     $   14,675     $       36     $      180
     Federal Home Loan Mortgage Corp.              19,672             28             62
     Government National Mortgage Assoc               444             28             --
     Small Business Administration                    405             --             --
     Collateralized Mortgage Obligations            9,182             87             56
                                               ----------     ----------     ----------
                                               $   44,378     $      179     $      298
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

During 2004, the Company had a non-cash charge of $1.1 million to record the other-than-temporary impairment of certain perpetual preferred stock investments in two government sponsored enterprises ("GSE"); the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The investments had an adjusted book value of $4.0 million at December 31, 2004.

Note G - Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the probable or incurred risk in the loan portfolio and current economic conditions. The allowance is established based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At September 30, 2005 the allowance for loan losses as a percentage of net loans receivable was 0.86% as compared to 1.10% on September 30, 2004.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                                          Three Months Ended            Nine Months Ended
                                                     September 30,  September 30,  September 30,  September 30,
                                                          2005           2004           2005            2004
                                                          ----           ----           ----            ----
                                                                            (in thousands)
Balance at beginning of period:                        $   1,960      $   2,279      $   1,982      $   2,115
Net charge-offs:
     Charge-offs                                            (113)          (113)          (350)          (287)
     Recoveries                                               54             24            109             62
                                                       ---------      ---------      ---------      ---------
Net charge-offs                                              (59)           (89)          (241)          (225)
Provision for loan losses                                    100            150            260            450
                                                       ---------      ---------      ---------      ---------
Balance at end of period                               $   2,001      $   2,340      $   2,001      $   2,340
                                                       =========      =========      =========      =========


Impaired loans were as follows:                       September 30, 2005                December 31, 2004
         Impaired loans                                      $  45                            $   79
         Allocated allowance for loan losses                 $  20                            $   54

                                                      September 30, 2005                September 30, 2004
         Average of impaired loans during the year           $  65                            $1,028
         Cash-basis interest income recognized               $   3                            $   56

Note H - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three and nine months ended September 30, 2005 and 2004, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                            Three Months Ended September 30, 2005
                                                            --------------------------------------
                                                             Banking      Insurance
                                                            Activities   Activities        Total
Net interest income                                         $   3,370     $      --      $   3,370
Provision for loan losses                                         100            --            100
                                                            ---------     ---------      ---------
    Net interest income after provision for loan losses         3,270            --          3,270
Other income                                                      901         1,878          2,779
Other expenses                                                  3,034         1,886          4,920
                                                            ---------     ---------      ---------
         Income before income taxes                             1,137            (8)         1,129
Income tax expense                                                300            --            300
                                                            ---------     ---------      ---------
         Net income (loss)                                  $     837     $      (8)     $     829
                                                            =========     =========      =========

                                                             Three Months Ended September 30, 2004
                                                            --------------------------------------
                                                             Banking      Insurance
                                                            Activities   Activities        Total
Net interest income                                         $   3,157     $      --      $   3,157
Provision for loan losses                                         150            --            150
                                                            ---------     ---------      ---------
    Net interest income after provision for loan losses         3,007            --          3,007
Other income                                                    1,049         2,054          3,103
Other expenses                                                  2,950         1,662          4,612
                                                            ---------     ---------      ---------
         Income before income taxes                             1,106           392          1,498
Income tax expense                                                292           120            412
                                                            ---------     ---------      ---------
         Net income                                         $     814     $     272      $   1,086
                                                            =========     =========      =========

                                                            Nine Months Ended September 30, 2005
                                                           --------------------------------------
                                                             Banking      Insurance
                                                           Activities     Activities       Total
Net interest income                                         $  10,022     $      --     $  10,022
Provision for loan losses                                         260            --           260
                                                            ---------     ---------     ---------
    Net interest income after provision for loan losses         9,762            --         9,762
Other income                                                    2,592         6,171         8,763
Other expenses                                                  9,216         5,462        14,678
                                                            ---------     ---------     ---------
         Income before income taxes                             3,138           709         3,847
Income tax expense                                                796           225         1,021
                                                            ---------     ---------     ---------
         Net income                                         $   2,342     $     484     $   2,826
                                                            =========     =========     =========

                                                            Nine Months Ended September 30, 2004
                                                           --------------------------------------
                                                             Banking      Insurance
                                                           Activities     Activities       Total
Net interest income                                         $   9,588     $      --     $   9,588
Provision for loan losses                                         450            --           450
                                                            ---------     ---------     ---------
    Net interest income after provision for loan losses         9,138            --         9,138
Other income                                                    2,597         5,855         8,452
Other expenses                                                  9,065         4,809        13,874
                                                            ---------     ---------     ---------
         Income before income taxes                             2,670         1,046         3,716
Income tax expense                                                702           310         1,012
                                                            ---------     ---------     ---------
         Net income                                         $   1,968     $     736     $   2,704
                                                            =========     =========     =========

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2004 and September 30, 2005 the Company had 7,524,526 shares and 7,593,041 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a cash dividend as of July 14, 2005 of $0.21 per share for shareholders of record as of July 26, 2005 which was paid to its shareholders on August 9, 2005. Oneida Financial MHC waived its receipt of dividends. As of September 30, 2005 and December 31, 2004 the retained earnings restricted for cash dividends waived was $7,135,031 and $5,368,034.

      In October 2005, the Company signed a letter of intent to acquire the assets of Parsons, Cote & Company, Inc., an insurance agency operating in North Syracuse, New York. The acquisition is expected to be completed in the first quarter of 2005.

FINANCIAL CONDITION

      ASSETS. Total assets at September 30, 2005 were $446.6 million, an increase of $24.0 million from $422.6 million at December 31, 2004. Loans receivable increased $21.6 million to $235.4 million at September 30, 2005 compared with $213.9 million at December 31, 2004. At September 30, 2005, total commercial real estate loans increased by $8.3 million while commercial business loans increased by $2.6 million from December 31, 2004. At September 30, 2005 total consumer loans increased by $9.1 million from December 31, 2004. Management continues to increase the Bank's consumer and commercial business loan portfolios with the intent of increasing the average yield on interest earning assets. Residential loans increased by $3.2 million since December 31, 2004, after the sale of $10.3 million of fixed-rate residential real estate loans in the secondary market during the nine month period. Mortgage loans held for sale at September 30, 2005 decreased $1.6 million from December 31, 2004. Investment and mortgage-backed securities decreased $1.2 million from December 31, 2004 to September 30, 2005. Investment and mortgage-backed securities decreased due to the adjustment for the net unrealized loss on available for sale securities from December 31, 2004 to September 30, 2005. An increase in interest rates generally has a negative effect on the market value of the Company's investment and mortgage-backed securities portfolios classified as available for sale. Bank premises and equipment increased $2.2 million reflecting the cost of completed renovations of two of its banking offices as well as planning for the development of a banking, insurance and retail center at the Griffiss Business and Technology Park in Rome. Goodwill increased $1.2 million since December 31, 2004 due to the payment of the contingent purchase payment for 2004 as part of the acquisition of Bailey and Haskell Associates, Inc. during 2000.

      The allowance for loan losses remained stable at $2.0 million at December 31, 2004 and September 30, 2005. The allowance is established through a provision for loan losses based upon management's evaluation of the probable and estimable losses in the loan portfolio, the composition of the loan portfolio, current economic conditions and other quantitative and qualitative factors. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse circumstances that may affect the borrower's ability to repay the loan in accordance with its terms, the estimated value of any underlying collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change since the prior quarter in each portfolio category, as well as an adjustment related to impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for potential loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. At September 30, 2005 the allowance for loan losses as a percentage of net loans receivable was 0.86% as compared to 0.94% at December 31, 2004.

      LIABILITIES. Total liabilities increased by $23.7 million or 6.4% to $393.7 million at September 30, 2005 from $370.0 million at December 31, 2004. The increase is primarily the result of an increase in interest bearing deposits of $9.6 million and an increase in non-interest bearing deposits of $3.3 million. The Bank continues to emphasize core deposit savings and checking accounts. Municipal banking operations achieved a record level of deposits at September 30, 2005 of $19.6 million compared to $8.5 million as of December 31, 2004. The Bank's borrowings increased $11.1 million in order to partially fund the increase in loans receivable.

      STOCKHOLDERS' EQUITY. Total stockholders' equity at September 30, 2005 was $53.0 million, an increase of $307,000 from $52.6 million at December 31, 2004. The increase in stockholders' equity was primarily a result of the addition of the after-tax net income of $2.8 million for the nine months ended September 30, 2005. Offsetting this equity increase was a decrease in the valuation adjustments made for the Company's available for sale investment and mortgage-backed securities. Accumulated Other Comprehensive Income (Loss) decreased $1.2 million from December 31, 2004. The payment of the Company's semiannual cash dividend of $0.21 also resulted in an equity reduction of $708,000.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months and nine months ended September 30, 2005 and 2004 and for the year ended December 31, 2004. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is an average daily balance.

      TABLE 1. Average Balance Sheet.

                                                                                                                     Twelve Months
                                                      Three Months Ended September 30,                               Ended Dec. 31,
                                       -------------------------------------------------------------               -----------------
                                                      2005                            2004                             2004
                                         Average    Interest             Average    Interest            Average    Interest
                                       Outstanding   Earned/  Yield/   Outstanding  Earned/   Yield/  Outstanding    Earned/  Yield/
Assets                                   Balance      Paid     Rate      Balance      Paid     Rate     Balance       Paid     Rate
------                                   -------      ----     ----      -------      ----     ----     -------       ----     ----
Interest-earning Assets:                                                    (Dollars in Thousands)
------------------------
  Loans Receivable*                     $232,115    $  3,665   6.32%     $211,299   $ 3,252    6.16%    $208,417    $ 12,907   6.19%
  Investment Securities                  129,075       1,461   4.53%      147,665     1,443    3.91%     147,553       6,043   4.10%
  Federal Funds                            1,188          14   4.71%        2,616         8    1.22%       2,424          43   1.77%
  Equity Securities                       21,311         199   3.74%       18,327       165    3.60%      18,422         671   3.64%
                                        --------    --------   ----      --------   -------    ----     --------    --------   ----
    Total Interest-earning Assets        383,689       5,339   5.57%      379,907     4,868    5.13%     376,816      19,664   5.22%
                                        --------    --------   ----      --------   -------    ----     --------    --------   ----
Non interest-earning assets:
----------------------------
  Cash and due from banks                 11,309                           10,676                         10,389
  Other assets                            42,299                           40,143                         40,882
                                        --------                         --------                       --------
       Total assets                     $437,297                         $430,726                       $428,087
                                        ========                         ========                       ========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                 $ 44,617    $    178   1.58%     $ 39,072   $    80    0.81%    $ 39,041    $    324   0.83%
  Savings Accounts                        73,854         110   0.59%       75,964        88    0.46%      74,203         328   0.44%
  Interest-bearing Checking               30,001          36   0.48%       27,393        31    0.45%      24,952          97   0.39%
  Time Deposits                          108,348         844   3.09%      113,990       780    2.71%     117,203       3,227   2.75%

  Borrowings                              69,541         801   4.57%       66,998       732    4.33%      65,795       2,861   4.35%
                                        --------    --------   ----      --------   -------    ----     --------    --------   ----
    Total Interest-bearing Liabs         326,361       1,969   2.39%      323,417     1,711    2.10%     321,194       6,837   2.13%
                                        --------    --------   ----      --------   -------    ----     --------    --------   ----
Non interest-bearing liabilities:
---------------------------------
  Demand deposits                         52,217                           50,571                         50,497
  Other liabilities                        5,412                            8,423                          5,693
                                        --------                         --------                       --------
    Total liabilities                    383,990                          382,411                        377,384
                                        --------                         --------                       --------
Stockholders' equity                      53,307                           48,315                         50,703
                                        --------                         --------                       --------
Total liabilities and stockholders'
equity                                  $437,297                         $430,726                       $428,087
                                        ========                         ========                       ========

  Net Interest Income                               $  3,370                        $ 3,157                         $ 12,827
                                                    ========                        =======                         ========
  Net Interest Spread                                          3.18%                           3.03%                           3.09%
                                                               ====                            ====                            ====
  Net Earning Assets                    $ 57,328                         $ 56,490                       $ 55,622
                                        ========                         ========                       ========
  Net yield on average
    Interest-earning assets                             3.51%                          3.32%                            3.40%
                                                    ========                        =======                         ========
  Average interest-earning
    assets to average
    Interest-bearing liabilities                      117.57%                        117.47%                          117.32%
                                                    ========                        =======                         ========

* Included in average loans receivable balance for the periods presented is Mortgage Loans Held for Sale.

                                                                                                                     Twelve Months
                                                      Nine Months Ended September 30,                               Ended Dec. 31,
                                       -------------------------------------------------------------               -----------------
                                                      2005                            2004                            2004
                                         Average    Interest             Average    Interest            Average     Interest
                                       Outstanding   Earned/  Yield/   Outstanding  Earned/   Yield/  Outstanding    Earned/  Yield/
Assets                                   Balance      Paid     Rate      Balance      Paid     Rate     Balance       Paid     Rate
------                                   -------      ----     ----      -------      ----     ----     -------       ----     ----
Interest-earning Assets:                                                     (Dollars in Thousands)
------------------------
  Loans Receivable*                     $223,166    $ 10,402   6.21%    $206,387    $  9,650   6.23%    $208,417    $ 12,907   6.19%
  Investment Securities                  134,077       4,574   4.55%     150,582       4,517   4.00%     147,553       6,043   4.10%
  Federal Funds                            1,506          41   3.63%       1,806          20   1.48%       2,424          43   1.77%
  Equity Securities                       19,641         536   3.64%      18,530         520   3.74%      18,422         671   3.64%
                                        --------    --------   ----     --------    --------   ----     --------    --------   ----
    Total Interest-earning Assets        378,390      15,553   5.48%     377,305      14,707   5.20%     376,816      19,664   5.22%
                                        --------    --------   ----     --------    --------   ----     --------    --------   ----
Non interest-earning assets:
----------------------------
  Cash and due from banks                 10,988                          10,146                          10,389
  Other assets                            40,785                          40,904                          40,882
                                        --------                        --------                        --------
       Total assets                     $430,163                        $428,355                        $428,087
                                        ========                        ========                        ========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                 $ 41,760    $    426   1.36%    $ 38,799    $    227   0.78%    $ 39,041    $    324   0.83%
  Savings Accounts                        73,733         273   0.50%      74,235         246   0.44%      74,203         328   0.44%
  Interest-bearing Checking               29,158          96   0.44%      24,077          76   0.42%      24,952          97   0.39%
  Time Deposits                          109,768       2,435   2.97%     119,063       2,448   2.75%     117,203       3,227   2.75%

  Borrowings                              67,219       2,301   4.58%      66,127       2,122   4.29%      65,795       2,861   4.35%
                                        --------    --------   ----     --------    --------   ----     --------    --------   ----
    Total Interest-bearing Liabs         321,638       5,531   2.30%     322,301       5,119   2.12%     321,194       6,837   2.13%
                                        --------    --------   ----     --------    --------   ----     --------    --------   ----
Non interest-bearing liabilities:
---------------------------------
  Demand deposits                         50,496                          50,097                          50,497
  Other liabilities                        5,334                           5,734                           5,693
                                        --------                        --------                        --------
    Total liabilities                    377,468                         378,132                         377,384
                                        --------                        --------                        --------
Stockholders' equity                      52,695                          50,223                          50,703
                                        --------                        --------                        --------
Total liabilities and stockholders'
equity                                  $430,163                        $428,355                        $428,087
                                        ========                        ========                        ========

    Net Interest Income                             $ 10,022                        $  9,588                        $ 12,827
                                                    ========                        ========                        ========
    Net Interest Spread                                        3.18%                           3.08%                           3.09%
                                                               ====                            ====                            ====
    Net Earning Assets                  $ 56,752                        $ 55,004                        $ 55,622
                                        ========                        ========                        ========
    Net yield on average
      Interest-earning assets                           3.53%                           3.39%                           3.40%
                                                    ========                        ========                        ========
    Average interest-earning
      assets to average
      Interest-bearing liabilities                    117.64%                         117.07%                         117.32%
                                                    ========                        ========                        ========

*Included in average loans receivable balance for the periods presented is Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended September 30, 2005 was $829,000, a decrease of $257,000 or 23.7% from $1.1 million for the three months ended September 30, 2004. Net income for the nine months ended September 30, 2005 increased $122,000 or 4.5% to $2.8 million compared to $2.7 million for the nine months ended September 30, 2004. The increase was due primarily to an increase in net interest income, an increase in non-interest income and a decrease in the provision for loan losses. Offsetting these were increases in other expenses and the provision for income taxes.

      INTEREST INCOME. Interest and dividend income increased by $471,000 or 9.7% to $5.3 million for the three months ended September 30, 2005 from $4.9 million for three months ended September 30, 2004. For the nine months ended September 30, 2005, interest and dividend income increased by $846,000 or 5.8% to $15.6 million from $14.7 million for the nine months ended September 30, 2004. The increase in interest income was the result of an increase in the average yield on interest-earning assets during the three months and nine months ending September 30, 2005 as compared to the same periods in 2004.

      Interest and fees on loans increased $413,000 to $3.7 million for the three months ended September 30, 2005 from $3.3 million for the three months ended September 30, 2004. The increase in interest income on loans is a result of an increase of $20.8 million in the average balance of loans receivable for the three months ended September 30, 2005 as compared with the same period in 2004 as well as an increase of 16 basis points in the average yield to 6.32% at September 30, 2005 from 6.16% at September 30, 2004. For the nine months ended September 30, 2005, the average balance of loans increased $16.8 million, while the average yield decreased 2 basis points from 6.23% during the nine month period in 2004 to 6.21% during the 2005 period. Commercial real estate loans increased $11.0 million for the nine months ended September 30, 2005 from the nine months ended September 30, 2004 while commercial business loans decreased $148,000 for the same period. Consumer loans increased $8.3 million for the same period. Residential real estate loans increased $2.6 million for the nine months ended September 30, 2005 compared with the same period in 2004, after recording the sale of $16.7 million in fixed rate one-to-four family residential real estate loans.

      Investment income increased $18,000 for the three month period ending September 30, 2005 as compared to the same period in 2004. This is a result of an increase in the average yield of investment securities and mortgage-backed securities of 62 basis points to 4.53% at September 30, 2005 from 3.91% for the three months ended September 30, 2004, partially offset by an $18.6 million decrease in the average balance of investment and mortgage-backed securities for the three month period ended September 30, 2005 as compared to the same period in 2004. For the nine months ended September 30, 2005, investment income increased $57,000 for the nine month period ending September 30, 2005 as compared to the same period in 2004 due to an increase in the average yield of investment securities and mortgage-backed securities of 55 basis points from 4.00% to 4.55% offset by a decrease in the average balance of investment and mortgage-backed securities of $16.5 million for the nine month period ending September 30, 2005 as compared to the same period in 2004.

      Interest income from federal funds increased during the three months ended September 30, 2005 to $14,000 as compared with $8,000 for the 2004 period. The increase in interest income is due to an increase of 349 basis points in the average yield offset by a decrease in the average balance of $1.4 million. For the nine month period ending September 30, 2005 the interest income from federal funds increased $21,000 to $41,000 from $20,000 for the same period in 2004. The increase in interest income is due to an increase in the average yield of 215 basis points while the average balance decreased $300,000.

      INTEREST EXPENSE. Interest expense was $2.0 million for the three months ended September 30, 2005, an increase of $258,000 or 15.1% from the same period in 2004. The increase in interest expense is due to an increase in interest paid on borrowed funds and deposit accounts. Interest expense on borrowed funds totaled $801,000 for the third quarter of 2005 compared with $732,000 for the 2004 period. The average cost of borrowed funds increased 24 basis points to 4.57% as of September 30, 2005 from 4.33% for the three months ended September 30, 2004. In addition, there was an increase in the average balance outstanding of borrowings during the three months ended September 30, 2005 to $69.6 million compared to $67.0 million for the same period in 2004. During the nine month period ending September 30, 2005 the interest expense on borrowed funds totaled $2.3 million as compared to $2.1 million for the same period in 2004. The average cost of borrowed funds increased 29 basis points to 4.58% from 4.29% for the nine month period ending September 30, 2004. The average balance increased $1.1 million for the nine month period ending September 30, 2005 as compared to the same period in 2004. Interest expense on deposits increased $189,000 to $1.2 million for the three months ended September 30, 2005 as compared to $1.0 million for the same period in 2004. The average cost of deposits increased 29 basis points to 1.80% for the three month period ending September 30, 2005 as compared to 1.51% for the three month period ending September 30, 2004 while the average balance increased $400,000 from $256.4 million at September 30, 2004 to $256.8 million at September 30, 2005. For the nine month period ending September 30, 2005 interest expense on deposits increased $233,000 to $3.2 million as compared to $3.0 million for the nine month period ending September 30, 2004. The average cost of deposits increased 14 basis points from 1.56% for the nine month period ending September 30, 2004 to 1.70% for the nine month period ending September 30, 2005.

      PROVISION FOR LOAN LOSSES. Total provisions for loan losses for the three months ended September 30, 2005 were $100,000 as compared to $150,000 during the same period of 2004. The allowance for loan losses was $2.0 million or 0.86% of loans receivable at September 30, 2005 as compared with $2.0 million or 1.10% of loans receivable at September 30, 2004. Non-performing loans at September 30, 2005 were $198,000, a decrease of 91.9% or $2.2 million from $2.4 million at September 30, 2004. During the fourth quarter of 2004 an impaired loan was sold to another financial institution based on the liquidation value of the specific loan. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses losses that are probable and reasonably estimable.

      OTHER INCOME. Other operating income decreased by $324,000 for the three-month period ending September 30, 2005 compared with the same period in 2004 to $2.8 million from $3.1 million. The decrease in non-interest income was primarily due to a decrease in revenue derived from the Company's insurance agency subsidiary activities. Insurance revenue decreased $176,000 or 8.6% for the three months ended September 30, 2005 as compared with the same period in 2004. In addition, net gains realized on the sale of investment securities decreased $93,000 for the three months ending September 30, 2005 contributing to the decrease in non-interest income for the third quarter 2005 as compared with the third quarter 2004.

      For the nine months ended September 30, 2005, other operating income increased $311,000 to $8.8 million as of September 30, 2005 from $8.5 million as of September 30, 2004. The increase is primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities. Insurance revenue increased $316,000 or 5.4% for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. In addition, the Company recognized gains on the sales of investment securities for the nine months ending September 30, 2005 of $53,000 as compared to $48,000 for the nine months ending September 30, 2004.

      The Bank continues to expand its Trust Department. Management expects that fees generated by the Trust Department will increase as assets under management grow. Trust Department income increased 29.7% to $66,000 for the three months ended September 30, 2005 from $51,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 the Trust Department income increased 28.6% to $195,000 from $151,000 for the nine months ended September 30, 2004. At September 30, 2005, the Bank maintained 486 trust/fiduciary accounts, with total assets of $97.5 million under management as compared with 494 trust/fiduciary accounts with $101.5 million total assets as of December 31, 2004. The decrease in trust assets is primarily a result of a $4.2 million temporary trust asset held at December 31, 2004.

      OTHER EXPENSES. Other operating expenses increased by $308,000 or 6.7%, to $4.9 million for the three months ended September 30, 2005 from $4.6 million for the same period in 2004. Compensation expense increased $178,000 or 6.2% due to expenses associated with the continual growth of the insurance agency subsidiary and bank personnel. Other expenses increased $103,000 primarily the result of an increase in advertising expense related to a checking account promotion. For the nine months ended September 30, 2005 operating expenses increased $804,000 or 5.8% to $14.7 million from $13.9 million for the nine months ended September 30, 2004. The increase is primarily a result of expenses associated with the insurance agency subsidiary and bank compensation expense and an increase in advertising expense related to the checking account promotion.

      INCOME TAX. Income tax expense was $300,000 for the three months ended September 30, 2005, a decrease of $112,000 from the third quarter 2004 expense of $412,000. For the nine months ended September 30, 2005 the income tax expense was $1,021,000 an increase of $9,000 from $1,012,000 for the nine months ended September 30, 2004. The effective tax rate decreased to 26.6% for the nine months ending September 30, 2005 from 27.2% for the first nine months of 2004.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2005, loan originations totaled $27.8 million compared to $35.1 million for the third quarter of 2004. The decrease in loan originations during 2005 as compared to 2004 is due to lower commercial mortgage, commercial business loans and residential mortgages offset by in increase in consumer loan originations. The purchases of investment securities totaled $17.9 million during the third quarter of 2005 as compared to $11.6 million during the third quarter of 2004. The increase in the purchases of investment securities is due to the timing of investing excess cash and cash equivalents and loan demand.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the third quarter of 2005 cash flows provided by the sale, principal payments and maturity of securities available for sale were $18.8 million compared to $25.7 million for the same period in 2004.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2005 the Company had outstanding commitments to originate loans of approximately $10.2 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $6.4 million at September 30, 2005.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $38.6 million at September 30, 2005 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of September 30, 2005 the total of cash, interest-bearing demand accounts and federal funds sold was $14.3 million.

      At  September  30,  2005,  the  Bank  exceeded  all   regulatory   capital
requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                           To Be Well Capitalized
                                                                    For Capital           Under Prompt Corrective
                                            Actual                Adequacy Purposes          Action Provisions
                                    -----------------------      -------------------     ------------------------
                                      Amount          Ratio         Amount     Ratio       Amount          Ratio
                                  (In thousands)
As of September 30, 2005:
   Total Capital
      (to Risk Weighted Assets)     $   38,417        13.26%     $   23,186      8%      $   28,293         10%
   Tier I Capital
      (to Risk Weighted Assets)     $   36,416        12.56%     $   11,593      4%      $   17,390          6%
   Tier I Capital
      (to Average Assets)           $   36,416         8.65%     $   16,839      4%      $   21,049          5%

                                                                                           To Be Well Capitalized
                                                                    For Capital           Under Prompt Corrective
                                            Actual                Adequacy Purposes          Action Provisions
                                    -----------------------      -------------------     ------------------------
                                      Amount          Ratio         Amount     Ratio       Amount          Ratio
                                  (In thousands)
As of December 31, 2004:
   Total Capital
      (to Risk Weighted Assets)     $   36,372         14.13%    $   20,586      8%      $   25,733          10%
   Tier I Capital
      (to Risk Weighted Assets)     $   34,391         13.36%    $   10,293      4%      $   15,440           6%
   Tier I Capital
      (to Average Assets)           $   34,391          8.35%    $   16,474      4%      $   20,593           5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended and Nine Months Ended September 30, 2005 and 2004 (unaudited)

(Annualized where appropriate)                      Three Months Ending         Nine Months Ended
                                                        September 30,             September 30,
                                                    2005          2004         2005         2004
                                                    ----          ----         ----         ----
Performance Ratios:

  Return on average assets                           0.76%        1.01%        0.88%        0.84%
  Return on average equity                           6.22%        8.99%        7.15%        7.18%
  Net interest margin                                3.51%        3.32%        3.53%        3.39%
  Efficiency ratio                                  79.56%       73.23%       77.68%       76.44%
  Ratio of operating expense
      to average total assets                        4.47%        4.26%        4.55%        4.32%
  Ratio of average interest-earning assets
      to average interest-bearing liabilities      117.57%      117.47%      117.64%      117.07%

Asset Quality Ratios:

  Non-performing assets to total assets              0.06%        0.57%        0.06%        0.57%
  Allowance for loan losses
      to non-performing loans                    1,010.61%       95.51%    1,010.61%       95.51%
  Allowance for loan losses
      to loans receivable, net                       0.86%        1.10%        0.86%        1.10%

Capital Ratios:

  Total stockholders' equity to total assets        11.86%       12.11%       11.86%       12.11%
  Average equity to average assets                  12.19%       11.22%       12.25%       11.73%

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at September 30, 2005, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 2      Changes in Securities and Use of Proceeds

      The following table summarizes our share repurchase activity during the nine months ended September 30, 2005 and additional information regarding our share repurchase program. The shares purchased during the current quarter were received in exchange for the exercise of options or to satisfy tax withholding obligations that arose on the vesting of restricted stock. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.

----------------------------------------------------------------------------------------------------------------------
                                                                                                    Maximum Number
                          Total Number                              Total Number of Shares          of Shares that
                          of Shares     Average Price Paid per      Purchased as Part of Publicly   May Be Purchased
Period                    Purchased     Share                       Announced Plans                 Under the Plan
----------------------------------------------------------------------------------------------------------------------
July 1, 2005-             337           $12.47                      --                              --
July 31, 2005
----------------------------------------------------------------------------------------------------------------------
August 1, 2005 -
August 31, 2005           --                                        --                              --
----------------------------------------------------------------------------------------------------------------------
September 1, 2005 -
September 30, 2005        --                                        --                              --
----------------------------------------------------------------------------------------------------------------------
Total                     23,640                                    --                              250,000
----------------------------------------------------------------------------------------------------------------------

Item 3      Defaults Upon Senior Securities

            Not applicable.

Item 4      Submission of Matters to a Vote of Security Holders

            Not applicable.

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

                                        ONEIDA FINANCIAL CORP.

Date: November 10, 2005             By: /s/ Michael R. Kallet
                                        ----------------------------------------
                                        Michael R. Kallet
                                        President and Chief Executive Officer

Date: November 10, 2005             By: /s/ Eric E. Stickels
                                        ----------------------------------------
                                        Eric E. Stickels
                                        Executive Vice President and Chief
                                        Financial Officer