Form 10-K
period 2005-12-31
ONEIDA FINANCIAL CORP
filed 2006-03-31
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to ______________________

                          Commission File No. 000-25101

                             ONEIDA FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Federal                                 16-1561678
    -------------------------------                 ---------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

     182 Main Street, Oneida, New York                          13421-1676
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    Zip Code

                                 (315) 363-2000
                                 --------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, par value $0.01 per share
                                                              ---------------------------------------
                                                                         (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   [_] Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES      NO    X
   -----    -------

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES      NO    X
   -----    -------

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES      NO    X
   -----    -------

     The aggregate market value of the 3,282,528 shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price ($12.24) on June 30, 2005, as reported by the Nasdaq National Market, was approximately $40.2 million. As of June 30, 2005, there were issued and outstanding 7,592,278 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).
(2)  Annual Report to Stockholders (Part II).

                                TABLE OF CONTENTS

ITEM 1.        BUSINESS........................................................1
ITEM 1A.       RISK FACTORS...................................................35
ITEM 1.B       UNRESOLVED STAFF COMMENTS......................................36
ITEM 2.        PROPERTIES.....................................................37
ITEM 3.        LEGAL PROCEEDINGS..............................................38
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............38
ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
               STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
               SECURITIES.....................................................39
ITEM 6.        SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA.................39
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................39
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      39
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................40
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.......................................40
ITEM 9A.       CONTROLS AND PROCEDURES........................................41
ITEM 9B.       OTHER INFORMATION..............................................41
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............42
ITEM 11.       EXECUTIVE COMPENSATION.........................................42
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................42
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................42
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................42
ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................43

                                     PART I
ITEM 1.  BUSINESS
-----------------

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

     At December 31, 2005 the Company had consolidated assets and consolidated stockholders' equity of $436.8 million and $53.6 million, respectively. Through the Bank and its municipal bank subsidiary, the Company has deposits totaling $301.2 million. All financial information is presented on a consolidated basis.

     The Company's executive office is located at the main office of the Bank, at 182 Main Street, Oneida, New York 13421-1676. The Company's telephone number is (315) 363-2000.

The Oneida Savings Bank

     The Bank was organized in 1866 as a New York-chartered mutual savings bank. The Bank's deposits are insured by the FDIC up to the maximum amount permitted by law. The Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and seven full service branch offices and using those deposits, together with funds generated from operations and borrowings to make one-to-four family residential and commercial real estate loans, commercial business loans, consumer loans and to invest in mortgage-backed and other securities. The Bank also sells insurance and other commercial services and products through Bailey & Haskell Associates, Inc., its insurance agency subsidiary.

     At December 31, 2005, $159.5 million, or 67.0%, of the Bank's loans were secured by real estate, $83.0 million, or 34.9%, of the Bank's loans were secured by one-to-four family residential real estate, $54.3 million, or 22.8%, of the Bank's loans were secured by commercial real estate, and $22.2 million, or 9.3%, of the Bank's loans were home equity loans. Consumer loans totaled $44.9 million, or 18.9% of the Bank's loans at December 31, 2005. The Bank also originates commercial business loans which totaled $33.6 million, or 14.1%, of loans at December 31, 2005. The Bank's investment securities and mortgage-backed securities portfolios totaled $106.4 million and $29.1 million, respectively, at December 31, 2005.

     In April 1999 the Bank established Oneida Preferred Funding Corp. as the Bank's wholly owned real estate investment trust subsidiary. At December 31, 2005 Oneida Preferred Funding Corp. held $40.8 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

     In October 2000, the Bank acquired Bailey & Haskell Associates, Inc., which is a wholly owned insurance and financial services subsidiary. Since the acquisition of Bailey & Haskell Associates, Inc. the Bank has acquired four insurance agencies, all of which have been merged into Bailey & Haskell Associates, Inc.

     On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation ("SBC"), the holding company of State Bank of Chittenango ("Chittenango"); a New York State chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained Chittenango as a special purpose commercial bank subsidiary of the Bank. Chittenango is permitted to accept municipal deposit accounts from the various municipalities, school districts and other public sources, a source of funds not available to the Bank under New York law. The acquisition resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. At December 31, 2005, no impairment adjustment has been made to goodwill or other intangibles that were created in the transaction. At December 31, 2005 Chittenango had $10.9 million in municipal deposits. All disclosures in the Form 10-K relating to the Bank's investments and deposits include investments and deposits that are held by Chittenango.

     In October 2005, the Bank entered into a letter of intent to acquire the assets of Parsons, Cote & Company, Inc., an insurance agency for $206,655 cash and establish a note payable for $419,750 to be paid over 36 months with interest at 5.00% per annum. The acquisition closed in February 2006.

     On December 29, 2005, the Bank entered into a letter of intent to acquire the assets of Benefits Consulting Group LLC. , an employee benefits consulting and retirement plan administration firm for $1.4 million cash and establish a note payable for $2.2 million to be paid over 24 months with interest at 5.00% per annum. The acquisition is expected to close in 2006.

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

     The Bank competes with commercial banks, savings banks and credit unions for deposits and loans. In addition to the financial institutions operating in Madison and Oneida Counties, the Bank competes with a number of mortgage bankers for the origination of loans. The largest employers in the Bank's market area are Oneida Healthcare Center and The Oneida Indian Nation of New York.

Lending Activities

     General. The principal lending activity of the Bank has been the origination for retention in its portfolio of adjustable rate mortgage ("ARM") loans collateralized by one- to four-family residential real estate located within its primary market area. In the current low interest rate environment, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods the Bank has originated fixed-rate one- to four-family loans for resale in the secondary market, without recourse and on a servicing retained basis. In order to complement the Bank's traditional emphasis of one-to-four family residential real estate lending, management has sought to increase the number of higher yielding commercial real estate loans, consumer loans and commercial business loans. To a limited extent, the Bank will originate loans secured by multi-family properties. The Bank does not view multi-family lending as a significant aspect of its business.

     Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for allowance for loan losses) as of the dates indicated.

                                                                            At December 31,
                                     ---------------------------------------------------------------------------------------------
                                            2005               2004               2003              2002               2001
                                     -----------------  -----------------  -----------------  -----------------  -----------------
                                      Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                     --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                         (Dollars in thousands)
Real Estate Loans:
------------------
   One-to-four family ............   $ 83,001    34.9%  $ 81,621    38.2%  $ 79,910    39.4%  $ 85,581    42.8%  $ 76,477    44.3%
   Multi-family ..................      2,338     1.0      2,154     1.0      2,378     1.2      1,983     1.0      1,003     0.6
   Home equity ...................     22,189     9.3     20,309     9.5     17,001     8.4     15,149     7.6     11,077     6.4
   Commercial real estate ........     51,980    21.8     42,566    19.9     35,806    17.6     30,096    15.0     23,517    13.6
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total real estate loans .....    159,508    67.0    146,650    68.6    135,095    66.6    132,809    66.4    112,074    64.9
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

Consumer Loans:
---------------
    Automobile loans .............     41,123    17.3     32,059    15.0     30,042    14.8     28,857    14.4     29,569    17.1
    Mobile home ..................        117     0.0        177     0.1        205     0.1        280     0.1        381     0.2
    Personal loans ...............      2,058     0.9      2,910     1.4      4,326     2.1      6,842     3.4      2,691     1.6
    Other consumer loans .........      1,597     0.7      1,361     0.5      1,549     0.8      1,442     0.8      1,465     0.9
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total consumer loans ........     44,895    18.9     36,507    17.0     36,122    17.8     37,421    18.7     34,106    19.8

Commercial business loans              33,633    14.1     30,704    14.4     31,494    15.6     29,775    14.9     26,385    15.3
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

   Total consumer and commercial
     business loans ..............     78,528    33.0     67,211    31.4     67,616    33.4     67,196    33.6     60,491    35.1
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

     Total loans .................   $238,036  100.00%  $213,861  100.00%  $202,711  100.00%  $200,005  100.00%  $172,565  100.00%
                                     ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

Less:
-----
   Allowance for losses ..........      1,959              1,982              2,115              2,109              1,672
                                     --------           --------           --------           --------           --------
   Total loans receivable, net ...   $236,077           $211,879           $200,596           $197,896           $170,893
                                     ========           ========           ========           ========           ========


         The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                             At December 31,
                                      ---------------------------------------------------------------------------------------------
                                             2005               2004               2003               2002               2001
                                      -----------------  -----------------  -----------------  -----------------  -----------------
                                       Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                      --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                         (Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
------------------
   One-to-four family ..............  $ 27,638    11.6%  $ 31,201    14.6%  $ 29,197    14.4%  $ 27,848    13.9%  $ 21,370    12.4%
   Multi-family ....................        --      --         --      --         --      --         --      --         --      --
   Home equity .....................    10,716     4.5      9,274     4.3     10,543     5.2     10,423     5.2      6,634     3.8
   Commercial real estate ..........     6,220     2.6      6,299     2.9      4,174     2.0      1,799     0.9      1,248     0.7
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total real estate loans .......    44,574    18.7     46,774    21.8     43,914    21.6     40,070    20.0     29,252    16.9

Consumer Loans:
---------------
   Total consumer loans ............    44,189    18.6     35,695    16.6     35,211    17.4     36,704    18.4     33,371    19.4

Commercial business loans:
--------------------------
   Total commercial loans ..........    14,112     5.9     14,118     6.6     13,981     7.0     12,172     6.1     13,765     8.0
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total fixed-rate loans ..........   102,875    43.2     96,587    45.0     93,106    46.0     88,946    44.5     76,388    44.3
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

ADJUSTABLE RATE LOANS:
Real Estate Loans:
------------------
   One-to-four family ..............  $ 55,363    23.3%  $ 50,420    23.6%  $ 50,713    25.0%  $ 57,733    28.9%  $ 55,107    31.9%
   Multi-family ....................     2,338     1.0      2,154     1.0      2,378     1.2      1,983     1.0      1,003     0.6
   Home equity .....................    11,473     4.8     11,035     5.2      6,458     3.2      4,726     2.4      4,443     2.6
   Commercial real estate ..........    45,760    19.2     36,267    17.0     31,632    15.6     28,297    14.1     22,269    12.9
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total real estate loans .......   114,934    48.3     99,876    46.8     91,181    45.0     92,739    46.4     82,822    48.0

Consumer Loans:
---------------
   Total consumer loans ............       706     0.3        812     0.4        911     0.4        717     0.3        735     0.4

Commercial business loans:
--------------------------
   Total commercial business loans .    19,521     8.2     16,586     7.8     17,513     8.6     17,603     8.8     12,620     7.3
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total adjustable-rate loans .....   135,161    56.8    117,274    55.0    109,605    54.0    111,059    55.5     96,177    55.7
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

   Total loans .....................   238,036  100.00%   213,861  100.00%   202,711  100.00%  $200,005  100.00%  $172,565  100.00%
                                      ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

Less:
-----
   Allowance for loan losses .......     1,959              1,982              2,115              2,109              1,672
                                      --------           --------           --------           --------           --------
Total loans receivable, net ........  $236,077           $211,879           $200,596           $197,896           $170,893
                                      ========           ========           ========           ========           ========

     One-to-four family Residential Loans. The Bank's primary lending activity is the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. However, the Bank will originate one-to- four family loans with loan-to-value ratios of up to 97%, provided the borrower obtains private mortgage insurance. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to-four family fixed-rate loans are offered with a monthly payment feature.

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

     As a result of the lower interest rate environment during the past year, a greater percentage of the Bank's one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans. The Bank originates and generally sells its fixed-rate one-to-four family loans on a servicing retained basis without recourse to the Bank. At December 31, 2005, loans serviced by the Bank for others totaled $96.6 million. During the year ended December 31, 2005 and December 31, 2004, the Bank sold $14.8 million and $18.6 million, respectively in fixed-rate one-to-four family loans. As of December 31, 2005 the Bank had $1.4 million of mortgage loan forward sale commitments. The fair value of these commitments is not material.

     ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2005, 23.3% of the Bank's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

     All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     At December 31, 2005, approximately $83.0 million, or 34.9% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $223,000 of such loans (representing four loans) were included in nonperforming loans as of that date.

     Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-rate of interest. Both adjustable rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms up to ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 2005, the outstanding balance of home equity loans totaled $22.2 million, or 9.3% of the Bank's loan portfolio. At December 31, 2005, there were no home equity loans included in nonperforming loans.

     Commercial Real Estate Loans. At December 31, 2005, $54.3 million, or 22.8% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2005, the largest commercial real estate loan had a principal balance of $3.2 million and was secured by car dealership building and assets. This loan is performing in accordance with its terms. As of December 31, 2005, there were no commercial real estate loans included in nonperforming loans.

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

     Consumer Lending. At December 31, 2005, consumer loans totaled $44.9 million, or 18.9% of the total loan portfolio. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 2005, loans secured by automobiles totaled $41.1 million, of which $36.2 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles.

     Consumer loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. In addition, consumer loans expand the products and services offered by the Bank to better meet the financial services needs of its customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to, loss of, or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

     The Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security to the proposed loan amount. The Bank underwrites its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources. Approximately $2,000 of such loans (representing two loans) were included in nonperforming loans as of December 31, 2005.

     Commercial Business Loans. The Bank also originates commercial business loans. Commercial business loans are originated with terms of up to seven years, at fixed rates of interest except for lines of credit which have variable rates of interest. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 2005, the Bank had $33.6 million of commercial business loans which represented 14.1% of the total loan portfolio. On such date, the largest commercial business lending relationship totaled $1.5 million, which was secured by business assets of a not-for-profit corporation. At December 31, 2005, unsecured commercial business loans totaled $2.9 million.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. At December 31, 2005, there were no commercial business loans included in nonperforming loans as of that date.

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2005, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                                                                     Ten
                                                   One        Three                Through    Beyond
                                                 Through     Through    Five       Twenty-    Twenty-
                                       Within     Three       Five     Through      Five       Five
                                      One Year    Years       Years   Ten Years     Years      Years      Total
                                      --------   --------   --------  ---------   --------   --------   --------
                                                                   (In thousands)

Real estate loans:
   One-to-four family .............   $  2,049   $    788   $  1,253   $  9,073   $ 49,924   $ 19,914   $ 83,001
   Multi-family ...................         --         --        176        308      1,854         --      2,338
   Home equity ....................        273      1,748      2,241     17,464        368         95     22,189
   Commercial real estate .........      2,915        261      1,121      8,983     38,700         --     51,980
                                      --------   --------   --------   --------   --------   --------   --------
     Total real estate loans ......      5,237      2,797      4,791     35,828     90,846     20,009    159,508

Consumer and other loans ..........      1,438     10,755     26,595      5,775        271         61     44,895

Commercial business loans .........     14,751      5,841      6,581      5,374      1,086         --     33.633
                                      --------   --------   --------   --------   --------   --------   --------

     Total loans ..................   $ 21,426   $ 19,393   $ 37,967   $ 46,977   $ 92,203   $ 20,070   $238.036
                                      ========   ========   ========   ========   ========   ========   ========

     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2005, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2006. Adjustable- and floating-rate loans are included based on contractual maturities.
                                               Due After December 31, 2006
                                         ------------------------------------
                                            Fixed     Adjustable      Total
                                         ----------   ----------   ----------
                                                    (In thousands)

Real estate loans
   One-to-four family ................   $   25,652   $   55,300   $   80,952
   Multi-family ......................            0        2,338        2,338
   Home equity .......................       10,656       11,260       21,916
   Commercial real estate ............        3,921       45,144       49,065
                                         ----------   ----------   ----------
     Total real estate loans .........       40,229      114,042      154,271

Consumer and other loans .............       43,251          206       43,457
Commercial business loans ............       12,074        6.808       18,882
                                         ----------   ----------   ----------
     Total loans .....................   $   95,554   $  121,056   $  216,610
                                         ==========   ==========   ==========

         Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented.

                                                  Year Ended December 31,
                                           ------------------------------------
                                              2005         2004         2003
                                           ----------   ----------   ----------
                                                  (Dollars in thousands)
Originations by Type:
---------------------
Adjustable Rate:
   Real estate:
       One-to-four family ..............   $   10,821   $    7,585   $    5,733
           Multi-family ................          544          200          605
       Home equity .....................        6,274        6,695        6,570
       Commercial and real estate ......       21,385       10,381        8,368
                                           ----------   ----------   ----------
       Total real estate loans .........       39,024       24,861       21,176
       Consumer loans ..................        1,029          687        1,336
       Commercial business loans .......        8,581        9,304        6,532
                                           ----------   ----------   ----------
           Total adjustable rate loans .   $   48,634   $   34,852   $   29,044
                                           ----------   ----------   ----------
Fixed-Rate:
    Real estate:
       One-to-four family ..............   $   19,897   $   30,946   $   63,031
            Multi-family ...............           --           --           --
       Home equity .....................        3,315        2,381        2,564
       Commercial and real estate ......          110        1.966        1,890
                                           ----------   ----------   ----------
       Total real estate loans .........       23,322       35,293       67,485
       Consumer loans ..................       28,887       20,833       20,641
       Commercial business loans .......       13,591       17,703       17,127
                                           ----------   ----------   ----------
           Total fixed rate loans ......   $   65,800   $   73,829   $  105,253
                                           ----------   ----------   ----------
Total loans originated .................   $  114,434   $  108,681   $  134,297
                                           ----------   ----------   ----------

Sales:
------
    Real estate:
       One-to-four family ..............   $   14,845   $   18,596   $   50,222
                                           ----------   ----------   ----------
Total loans sold .......................   $   14,845   $   18,596   $   50,222

Repayments:
-----------
   Real estate:
       One-to-four family ..............   $   14,493   $   18,224   $   24,213
           Multi-family ................          360          424          210
       Home equity .....................        7,709        5,768        7,282
       Commercial and real estate ......       12,081        5,587        4,448
                                           ----------   ----------   ----------
           Total real estate loans .....       34,643       30,003       36,153
     Consumer loans ....................       21,528       21,135       23,276
     Commercial business loans .........       19,243       27,797       21,940
                                           ----------   ----------   ----------
           Total repayments ............   $   75,414   $   78,935   $   81,369
                                           ----------   ----------   ----------
           Total reductions ............   $   90,259   $   97,531   $  131,591
                                           ----------   ----------   ----------

       Net increases ...................   $   24,175   $   11,150   $    2,706
                                           ==========   ==========   ==========

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. All residential loans over $500,000 must be approved by the Bank Loan Committee (consisting of two person; the President and/or Executive Vice President in charge of credit administration and either one of two senior lending officers appointed to this committee). All loan relationships in excess of $500,000 and up to $750,000 (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Bank Loan Committee. All lending relationships in excess of $750,000 up to $1.5 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Executive Committee of the Board of Directors. All lending relationships in excess of $1.5 million must be approved by the Board of Directors.

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

     At December 31, 2005, the largest amount loaned by the Bank to one borrower consisted of a commercial real estate loan to a car dealership with an outstanding balance totaling $3.2 million. This amount consisted of one commercial real estate loan secured by the property and other business assets. At December 31, 2005 this lending relationship was performing in accordance with its terms.

Delinquencies and Classified Assets

     Collection Procedures. A computer generated late notice is sent when a loan's grace period ends. After the late notice has been mailed, accounts are assigned to collectors for follow-up to determine reasons for delinquency and explore payment options. Generally, loans that are 30 days delinquent will receive a default notice from the Bank. With respect to consumer loans, the Bank will commence efforts to repossess the collateral after the loan becomes 45 days delinquent. Loans secured by real estate that are delinquent over 60 days are turned over to the Bank's Managed Asset Manager. Generally, after 90 days the Bank will commence legal action.

     Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is reversed from interest income. At December 31, 2005, the Bank had nonperforming loans of $225,000 and a ratio of nonperforming loans to total assets of 0.05%. At December 31, 2005, the Bank's ratio of nonperforming assets to total assets was 0.05%.

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

     The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 2005. When a loan is delinquent 90 days or more, the Bank fully reverses all interest accrued and ceases to accrue interest thereafter.

                                            Loans Delinquent for:
                             ---------------------------------------------------
                                                                      Total
                                60-89 Days     90 Days or More  Delinquent Loans
                             ---------------   ---------------  ----------------
                             Number   Amount   Number   Amount   Number   Amount
                             ------   ------   ------   ------   ------   ------
                                            (Dollars in thousands)

One-to-four family .......       --   $   --        4   $  223        4   $  223
Multi-family .............       --       --       --       --       --       --
Home equity ..............       --       --       --       --       --       --
Commercial real estate ...       --       --       --       --       --       --
Construction and land ....       --       --       --       --       --       --
Consumer .................        5       21        1        1        6       22
Commercial business ......       --       --       --       --       --       --
                             ------   ------   ------   ------   ------   ------
  Total ..................        5   $   21        5   $  224       10   $  245
                             ======   ======   ======   ======   ======   ======

     Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                               At December 31,
                                                ----------------------------------------------
                                                 2005      2004      2003      2002      2001
                                                ------    ------    ------    ------    ------
                                                            (Dollars in thousands)
Non-accruing loans:
   One-to-four family .......................   $  223    $  128    $  114    $   49    $  139
   Multi-family .............................       --        --        --        --        --
     Home equity ............................       --        --        --        --        --
   Commercial real estate ...................       --       436        --        --        69
   Construction and land ....................       --        --        --        --        --
   Consumer .................................        2        31        11        --        --
   Commercial business ......................       --        --        22        --        --
                                                ------    ------    ------    ------    ------
     Total ..................................      225       595       147        49       208
                                                ------    ------    ------    ------    ------

Accruing loans delinquent more than 90 days:
   One-to-four family .......................       --        --        --        --        --
   Multi-family .............................       --        --        --        --        --
    Home equity .............................       --        --        --        --        --
   Commercial real estate ...................       --        --        --        --        --
   Construction and land ....................       --        --        --        --        --
   Consumer .................................       --        --        34        --        --
   Commercial business ......................       --        --        --        --        --
                                                ------    ------    ------    ------    ------
     Total ..................................       --        --        34        --        --
                                                ------    ------    ------    ------    ------

Total nonperforming loans ...................   $  225    $  595    $  181    $   49    $  208
                                                ======    ======    ======    ======    ======

Foreclosed assets:
   One-to-four family .......................   $   --    $   --    $   --    $   --    $   77
   Multi-family .............................       --        --        --        --        --
    Home equity .............................       --        --        --        --        --
   Commercial real estate ...................       --        --       115        --        --
   Construction and land ....................       --        --        --        --        --
   Consumer .................................       --        --        --        --        --
   Commercial business ......................       --        --        --        --        --
                                                ------    ------    ------    ------    ------
     Total ..................................       --        --       115        --        77
                                                ======    ======    ======    ======    ======

Total nonperforming loans as a percentage of
  total assets ..............................     0.05%     0.14%     0.04%     0.01%     0.06%
                                                ======    ======    ======    ======    ======

Total nonperforming assets ..................   $  225    $  595    $  296    $   49    $  285
                                                ------    ------    ------    ------    ------
Total nonperforming assets as a percentage of
  total assets ..............................     0.05%     0.14%     0.07%     0.01%     0.08%
                                                ------    ------    ------    ------    ------

     During the years ended December 31, 2005 and 2004, respectively, gross interest income of $5,800 and $33,800 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2005 and 2004.

     Classification of Assets. On the basis of management's review of its assets, at December 31, 2005, the Bank had classified a total of $1.6 million of loans as follows:

                                                         Amount
                                                         ------
                                                     (In thousands)

                Special mention ...................   $        0
                Substandard .......................        1,565
                Doubtful assets ...................           29
                Loss assets .......................            0
                Impaired assets ...................           39
                                                      ----------
                     Total ........................   $    1,633
                                                      ==========

                General loss allowance ............   $    1.690
                                                      ==========
                Specific loss allowance ...........          269
                                                      ==========
                Net charge-offs ...................          383
                                                      ==========

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the loan portfolio. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk rating of the various loan categories. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considering among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2005, the total allowance was $2.0 million, which amounted to 0.83% of loans, net and 870.7% of nonperforming loans. Management monitors and modifies the level of the allowance for loan losses in order to maintain it at a level which it considers adequate to provide for probably incurred loan losses. For the years ended December 31, 2005 and 2004, the Bank had charge-offs of $521,000 and $698,000, respectively, against this allowance.

     Quarterly, the Bank evaluates the adequacy of the allowance for loan losses and determines the appropriate level of provisions for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral securing the loan. Management believes the current method of determining the adequacy of the allowance is prudent in light of the Bank's intention to continue to diversify its lending operations through the increased origination of consumer loans, commercial business loans and commercial real estate loans.

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                       December 31,
                                                 -------------------------------------------------------
                                                   2005        2004        2003        2002        2001
                                                 -------     -------     -------     -------     -------
Balance at beginning of period ...............   $ 1,982     $ 2,115     $ 2,109     $ 1,672     $ 1,632

Charge-offs:
   One-to-four family ........................         9          --          13          19           8
   Multi-family ..............................        --          --          --          --          --
   Home equity ...............................        10          --          --          --          --
   Commercial real estate ....................        44          --          --          --          25
   Construction and land .....................        --          --          --          --          --
   Consumer ..................................       448         415         509         382         294
   Commercial business .......................        10         283         203         406         176
                                                 -------     -------     -------     -------     -------
   Total .....................................       521         698         725         807         503
                                                 -------     -------     -------     -------     -------

Recoveries:
   One-to-four family ........................        10           2          --          34           1
   Multi-family ..............................        --          --          --          --          --
   Home equity ...............................        --          --          --          --          --
   Commercial real estate ....................        --          --          --          --          --
   Construction and land .....................        --          --          --          --          --
   Consumer ..................................       127         102          95          62          50
   Commercial business .......................         1          11         106          23          12
                                                 -------     -------     -------     -------     -------
   Total .....................................       138         115         201         119          63
                                                 -------     -------     -------     -------     -------
Net charge-offs ..............................      (383)       (583)       (524)       (688)       (440)
Addition of allowance ........................        --          --          --         961          --
Additions charged to operations ..............       360         450         530         164         480
                                                 -------     -------     -------     -------     -------
Balance at end of period .....................   $ 1,959     $ 1,982     $ 2,115     $ 2,109     $ 1,672
                                                 =======     =======     =======     =======     =======

Allowance  for loan losses as a percentage  of
total loans receivable, net ..................      0.83%       0.94%       1.05%       1.07%       0.98%
                                                 =======     =======     =======     =======     =======

Ratio of net charge-offs to average loans ....      0.17%       0.28%       0.26%       0.37%       0.26%
                                                 =======     =======     =======     =======     =======

Ratio of net charge-offs to non-performing
loans ........................................    170.22%      97.98%     289.50%    1,404.08%    211.54%
                                                 =======     =======     =======     =======     =======

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                                        At December 31,
                               ----------------------------------------------------------------------------------------------------
                                            2005                              2004                              2003
                               --------------------------------  --------------------------------  --------------------------------
                                                   Percentage of                     Percentage of                     Percentage of
                               Amount of    Loan   Loans in Each  Amount of   Loan   Loans in Each Amount of   Loan    Loans in Each
                               Loan Loss Amounts by Category to  Loan Loss Amounts by Category to  Loan Loss Amounts by Category to
                               Allowance  Category  Total Loans  Allowance  Category  Total Loans  Allowance  Category  Total Loans
                               ---------  --------  -----------  ---------  --------  -----------  ---------  --------  -----------
                                                                    (Dollars in thousands)

One-to-four family ........... $    376   $ 83,001      34.87%   $    357   $ 81,621      38.17%   $    344   $ 79,910       39.42%

Multi-family .................        9      2,338       0.98           8      2,154       1.00           9      2,378        1.17

Home equity ..................      222     22,189       9.32         203     20,309       9.50         170     17,001        8.39

Commercial real estate .......      287     51,980      21.84         296     42,566      19.90         344     35,806       17.66

Consumer .....................      451     44,895      18.86         474     36,507      17.07         505     36,122       17.82

Commercial business ..........      614     33,633      14.13         644     30,704      14.36         743     31,494       15.54
                               --------   --------   --------    --------   --------   --------    --------   --------    --------

   Total ..................... $  1,959   $238,036     100.00%   $  1,982   $213,861     100.00%   $  2,115   $202,711      100.00%
                               ========   ========   ========    ========   ========   ========    ========   ========    ========

                                                                At December 31,
                                 ----------------------------------------------------------------------------
                                                 2002                                    2001
                                 ------------------------------------    ------------------------------------
                                                          Percentage of                           Percentage of
                                 Amount of       Loan     Loans in Each  Amount of       Loan     Loans in Each
                                 Loan Loss    Amounts by   Category to   Loan Loss    Amounts by   Category to
                                 Allowance     Category    Total Loans   Allowance     Category    Total Loans
                                 ----------   ----------   ----------    ----------   ----------   ----------
                                                               (Dollars in thousands)
One-to-four family ...........   $      317   $   85,581        42.78%   $      267   $   76,477        44.32%

Multi-family .................            7        1,983         0.99             4        1,003         0.58

Home equity ..................          151       15,149         7.58           111       11,077         6.42
Commercial real estate .......          409       30,096        15.05           366       23,517        13.63
Consumer .....................          538       37,421        18.71           437       34,106        19.76
Commercial business ..........          687       29,775        14.89           487       26,385        15.29
                                 ----------   ----------   ----------    ----------   ----------   ----------
   Total .....................   $    2,109   $  200,005       100.00%   $    1,672   $  172,565       100.00%
                                 ==========   ==========   ==========    ==========   ==========   ==========

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

     The Bank's current policies generally limit security investments to U.S. Government and agency securities, tax-exempt bonds, public utilities debt obligations, corporate debt obligations and corporate equity securities. In addition, the Bank's policy permits investments in mortgage related securities, including securities issued by government sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae. In the past, the Bank invested in privately issued collateralized mortgage obligations ("CMOs"), but has only invested in agency issued CMOs in recent years. The Bank's investment strategy is to increase overall investment securities yields while managing interest rate risk. The Bank will only purchase securities rated as investment grade by a nationally recognized investment rating agency. The Bank does not engage in any hedging transactions, such as interest rate swaps or caps.

     Investment Securities. At December 31, 2005, the Bank had $106.4 million, or 24.4% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities, corporate obligations, a mutual fund and equity investments in corporate stock. The corporate debt obligations reported includes trust preferred investments with a book value of $2.5 million and an estimated market value of $2.7 million at December 31, 2005. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. The Bank does not have a trading portfolio. Investment securities are classified as available for sale. At December 31, 2005, the Bank's investment securities portfolio had a weighted average life of 7.18 years.

     Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                           At December 31,
                                  --------------------------------------------------------------------------------------------------
                                         2005               2004                 2003                2002               2001
                                  ------------------  ------------------  ------------------  ------------------  ------------------
                                  Amortized   Fair   Amortized   Fair    Amortized   Fair    Amortized   Fair    Amortized   Fair
                                    Cost     Value      Cost     Value      Cost     Value      Cost     Value      Cost     Value
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                         (Dollars in thousands)

Investment securities available
   for sale:
   Federal agency securities .... $ 36,523  $ 35,436  $ 38,835  $ 38,213  $ 45,840  $ 45,500  $ 48,594  $ 49,507  $ 25,035  $ 25,238
   Corporate debt securities ....   22,696    21,903    21,767    22,194    31,175    31,736    42,751    42,250    31,663    30,286
   Tax exempt bonds .............   32,491    32,498    30,743    31,168    25,496    26,109    12,642    12,962     3,480     3,498
   Public utilities .............       --        --        --        --        --        --        --        --       200       201
   Equity securities ............   17,012    16,595    14,720    14,898    15,020    15,334    15,020    14,852    14,944    15,337
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
       Total .................... $108,722  $106,432  $106,065  $106,473  $117,531  $118,679  $119,007  $119,571  $ 75,322  $ 74,560
                                  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Average remaining  life of
 investment securities .......... 7.18 years          8.92 years          7.51 years          6.07 years          7.32 years
Other interest earning assets:
   Interest-earning deposits with
     banks ......................    1,437     1,437       986       986     1,340     1,340     2,092     2,092     4,909     4,909
   Federal funds sold ...........      730       730     3,180     3,180        --        --     2,400     2,400     9,900     9,900
   FHLB Stock ...................    3,858     3,858     3,257     3,257     3,370     3,370     3,685     3,685     3,830     3.830
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
       Total loans .............. $  6,125  $  6,125  $  7,423  $  7,423  $  4,710  $  4,710  $  8,177  $  8,177  $ 18,639  $ 18,639
                                  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, cost, market value and weighted average yields for the Bank's investment portfolio at December 31, 2005.

                                                           December 31, 2005
                                   ------------------------------------------------------------------
                                    Less Than      1 to 5        5 to 10        Over
                                     1 Year        Years          Years       10 Years       Total
                                   ----------    ----------    ----------    ----------    ----------
                                    Carrying      Carrying      Carrying      Carrying      Carrying
                                      Value        Value          Value         Value        Value
                                   ----------    ----------    ----------    ----------    ----------
                                                                (Dollars in Thousands)
   Federal agency securities ....  $      835    $   18,288    $    6,291    $   10,022    $   35,436
                                          755         3,509         3,414        14,225        21,903

   Tax exempt bonds .............       4,682         2,470        18,551         6,795        32,498
   Equity securities ............       1,750            --            --        14,845        16,595
                                   ----------    ----------    ----------    ----------    ----------
     Total securities ...........  $    8,022    $   24,267    $   28,256    $   45,887    $  106,432
                                   ==========    ==========    ==========    ==========    ==========

Weighted average yield (1) ......        3.63%         4.23%         4.30%         4.96%         4.47%

-------------------------
(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

     Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk; and (iii) increase liquidity. At December 31, 2005, the amortized cost of mortgage-backed securities totaled $29.9 million or 6.8% of total assets, all of which were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 3.70% to 8.50%, a weighted average yield of 4.32% and a weighted average life (including payment assumption) of 5.08 years at December 31, 2005. The estimated fair value of the Bank's mortgage-backed securities at December 31, 2005 was $29.1 million, which was $800,000 lower than the amortized cost of $29.9 million.

     Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $29.9 million mortgage-backed securities portfolio at December 31, 2005, $200,000 with a weighted average yield of 3.91% had contractual maturities within five years, $100,000 with a weighted average yield of 5.81% had contractual maturities of five to ten years and $29.6 million with a weighted average yield of 4.32% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities.

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

     Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.

                                                                        December 31,
                           --------------------------------------------------------------------------------------------------------
                                   2005                  2004                2003                 2002                 2001
                           -------------------- -------------------- -------------------- -------------------- --------------------
                           Amortized    Fair    Amortized    Fair    Amortized    Fair    Amortized    Fair    Amortized    Fair
                              Cost      Value      Cost      Value      Cost      Value      Cost      Value      Cost      Value
                           ---------- --------- ---------- --------- ---------- --------- ---------- --------- ---------- ---------
                                                                      (In thousands)

Mortgage-backed securities
available for sale:
        GinnieMae ........ $       -- $      -- $      416 $     444 $    1,504 $   1,588 $    4,256 $   4,448 $   14,661 $  14,875
        FannieMae ........      9,226     8,937     14,819    14,674     21,863    21,979     12,628    13,074     16,105    16,244
        FreddieMac .......     18,494    18,034     19,706    19,672     22,795    22,934     18,914    19,369     19,395    19,528
        CMOs .............      2,161     2,103      9,151     9,182      4,961     4,723      2,127     2,116      2,140     2,156
        Small business ...         23        23        405       405        565       564        713       712        883       883
                           ---------- --------- ---------- --------- ---------- --------- ---------- --------- ---------- ---------
        administration
            Total ........ $   29,904 $  29,097 $   44,497 $  44,378 $   51,688 $  51,788 $   38,638 $  39,719 $   53,184 $  53,686
                           ========== ========= ========== ========= ========== ========= ========== ========= ========== =========

Sources of Funds

     General. The primary sources of the Bank's funds for use in lending, investing and for other general purposes are deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, interest-bearing demand accounts, noninterest-bearing checking accounts, money market accounts and certificates of deposit. The Bank also offers IRAs and other qualified plan accounts. Through our special purpose subsidiary at December 31, 2005 the Bank held $10.9 million in municipal deposits.

     At December 31, 2005, deposits totaled $301.2 million. At December 31, 2005, the Bank had a total of $108.6 million in certificates of deposit, of which $64.8 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2005 certificates of deposit with balances of $100,000 or more totaled $27.4 million.

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

         The following table sets forth the deposit activities of the Bank for the periods indicated.

                                              Year Ended December 31,
                                   -------------------------------------------
                                       2005            2004           2003
                                   -----------     -----------     -----------
                                              (Dollars in thousands)

Opening balance ................   $   301,647     $   305,515     $   291,779
Deposits .......................     2,589,258       2,421,711       2,249,912
Withdrawals ....................    (2,594,264)     (2,429,555)     (2,241,116)
Interest credited ..............         4,545           3,976           4,940
                                   -----------     -----------     -----------

Ending balance .................   $   301,186     $   301,647     $   305,515
                                   -----------     -----------     -----------

Net increase (decrease) ........   $      (461)    $    (3,868)    $    13,736
                                   ===========     ===========     ===========

Percent increase (decrease) ....         (0.15)%         (1.27)%          4.71%
                                   ===========     ===========     ===========

     The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2005.

                                                                               Maturity
                                                           ----------------------------------------------
                                                           3 Months   Over 3 to 6  Over 6 to 12   Over 12
                                                           or Less       Months       Months       Months        Total
                                                           --------     --------     --------     --------     --------
                                                                                 (In thousands)
Certificates of deposit less than $100,000 .............   $ 15,722     $ 13,127     $ 21,303     $ 31,115     $ 81,267
Certificates of deposit of $100,000 or more ............      4,746        2,885        6,978       12,773       27,382
                                                           --------     --------     --------     --------     --------
Total of certificates of deposit .......................   $ 20,468     $ 16,012     $ 28,281     $ 43,888     $108,649
                                                           ========     ========     ========     ========     ========

     The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

                                                                  December 31,
                                     -----------------------------------------------------------------------
                                              2005                    2004                     2003
                                     ---------------------    ---------------------    ---------------------
                                       Amount     Percent       Amount     Percent       Amount     Percent
                                     ---------   ---------    ---------   ---------    ---------   ---------
                                                              (Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing ..............   $  51,044       16.95%   $  50,082       16.60%   $  46,644       16.25%
Savings accounts .................      68,036       22.59       70,252       23.29       69,177       22.64
Interest-bearing checking ........      31,734       10.54       29,076        9.64       19,907        6.51
Money market accounts ............      41,723       13.85       37,268       12.36       40,038       13.11
                                     ---------   ---------    ---------   ---------    ---------   ---------

     Total .......................     192,537       63.93      186,678       61.89      178,766       58.51
                                     ---------   ---------    ---------   ---------    ---------   ---------

Certificates of deposit:
Less than 2.00% ..................       6,914        2.30       53,686       17.80       59,380       19.44
2.00-3.99% .......................      80,739       26.81       38,562       12.78       38,156       12.49
4.00-5.99% .......................      19,513        6.48       15,147        5.02       20,187        6.61
6.00-7.99% .......................       1,483        0.68        7,574        2.51        9,026        2.95
                                     ---------   ---------    ---------   ---------    ---------   ---------
     Total certificates of deposit     108,649       36.07      114,969       38.11      126,749       41.49
                                     ---------   ---------    ---------   ---------    ---------   ---------
        Total deposits ...........   $ 301,186      100.00%   $ 301,647      100.00%   $ 305,515      100.00%
                                     =========   =========    =========   =========    =========   =========

     The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 2005.

                                                                                                              Percent
                               <2.00%         2.00-3.99%     4.00-5.99%       6.00-7.99%        Total         of Total
                            ------------    ------------    ------------    ------------    ------------    ------------
                                                                (Dollars in thousands)
Certificate accounts maturing
-----------------------------
in quarter ending:
------------------

March 31, 2006 ..........   $      4,202    $     14,759    $        500    $      1,007    $     20,468           18.84%
June 30, 2006 ...........          1,308          13,664             980              59          16,011           14.74
September 30, 2006 ......            173          13,819           1,371          15,363                           14.14
December 31, 2006 .......            471          11,521             882              44          12,918           11.89
March 31, 2007 ..........            437           2,538             649             118           3,742            3.44
June 30, 2007 ...........            301           3,590           3,358             121           7,370            6.78
September 30, 2007 ......                          3,102           4,541               1           7,644            7.04
December 31, 2007 .......                         3,593           1,495               35           5,123            4.72
Thereafter ..............             22          14,153           5,737              98          20,010           18.41
                            ------------    ------------    ------------    ------------    ------------    ------------
   Total ................   $      6,914    $     80,739    $     19,513    $      1,483    $    108,649          100.00%
                            ============    ============    ============    ============    ============    ============

   Percent of total .....           6.36%          74.32%          17.96%           1.36%         100.00%

     Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                    At December 31,
                                                                              -----------------------------
                                                                               2005       2004        2003
                                                                              -------    -------    -------
                                                                                  (Dollars in thousands)
Short-term borrowings:
  Overnight line of credit ................................................   $10,870    $    --    $ 2,500
  Repurchase agreements - FHLB ............................................     8,000         --         --
  Term advances - FHLB ....................................................    15,000     13,500     13,500
Long-term borrowings:
  Repurchase agreements - FHLB ............................................    24,000     27,000     32,000
  Term advances - FHLB ....................................................    19,400     23,900     19,400
                                                                              -------    -------    -------
    Total borrowings ......................................................   $77,270    $64,400    $67,400
                                                                              -------    -------    -------

Weighted Average interest cost of short-term borrowings during the year ...      4.18%      1.34%      4.38%
                                                                              -------    -------    -------
Weighted Average interest cost of long-term borrowings during the year ....      4.70%      4.64%      4.75%
                                                                              -------    -------    -------

Average Balance of borrowings outstanding during the year .................   $68,372    $65,795    $68,757
                                                                              -------    -------    -------

     Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 2005, the Bank maintained 489 trust/fiduciary accounts, with total assets of $98.5 million under management as compared to 494 trust/fiduciary accounts with $101.5 million total assets at December 31, 2004. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

Limited Purpose Commercial Bank

     In connection with the acquisition of SBC on May 31, 2002, the Bank holds The State Bank of Chittenango as a limited purpose commercial bank. At December 31, 2005, The State Bank of Chittenango held $17.1 million in assets, consisting primarily of U.S. Government obligations and mortgage-backed securities and $10.9 million in deposits.

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

Personnel

     As of December 31, 2005, the Bank had 226 full-time employees and 23 part-time employees. The employees are not represented by a collective bargaining unit. The Bank considers its relationship with its employees to be good.

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

     Insurance of Accounts and Regulation by the FDIC. On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

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

     Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2005, the Bank had $16.6 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

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

     New York State Bank Holding Company Regulation. In addition to the federal regulation, a holding company controlling a state chartered savings bank organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the Company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the Banking Board is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions, which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries.

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

     Although the Company has incurred some additional expense in preparing to comply with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2005, the Bank was in compliance with these reserve requirements.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2005, the Bank had $3.9 million of FHLB stock. The dividend yield from FHLB stock was 5.110% at December 31, 2005. No assurance can be given that the FHLB will pay any dividends in the future.

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

     The Bank's most recent IRS audit was relative to the Bank's 1993, 1994 and 1995 federal and state income tax returns. New York State Department of Taxation's most recent audits were of the Company's state income tax returns for the years of 1999, 2000 and 2001.

Executive Officers of the Registrant

     Listed below is information, as of December 31, 2005, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

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


     A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT www.oneidabank.com AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

ITEM 1A. RISK FACTORS
---------------------

Changing Interest Rates May Cause Net Earnings to Decline.

     In the event that interest rates rise, the Bank's net interest margin and interest rate spread will be adversely affected by the high level of assets with fixed rates of interest which we retain in our portfolio. As market interest rates rise, the Bank will have competitive pressures to increase the rates paid on deposits, which will result in a decrease in net interest income. Furthermore, the value of the Bank's loans will be less should the Bank choose to sell such loans in the secondary market.

If the Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Bank's Earnings Could Decrease.

     The Bank's loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. The Bank may experience significant loan losses, which could have a material adverse effect on the Bank's operating results. Management makes various assumptions and judgments about the collectibility of our portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the Bank's loans.

     In determining the amount of the allowance for loan losses, the Bank will review individual delinquent loans for potential impairments in their carrying value. Additionally, management applies a factor to the loan portfolio principally based on historical loss experience applied to the composition of the loan portfolio and integrated with management's perception of risk in the economy. Since the Bank must use assumptions regarding individual loans and the economy, the allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. Consequently, the Bank may need to significantly increase the provision for losses on loans, particularly if one or more of the Bank's larger loans or credit relationships becomes delinquent. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the provision for loan losses or recognize loan charge-offs.

If Economic Conditions Deteriorate, Earnings Could be Adversely Impacted as Borrowers' Ability to Repay Loans Declines and the Value of the Collateral Securing Loans Decreases.

     The Bank's financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Since the Bank has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Advance changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.

Public Shareholders Do Not Exercise Voting Control Over Oneida Financial Corp.

     A majority of the voting stock of Oneida Financial Corp. is owned by its mutual holding company parent, Oneida Financial, MHC. Oneida Financial, MHC is controlled by its board of directors which consists of those persons who are members of the board of directors of the Company and Oneida Savings Bank. Oneida Financial, MHC elects all members of the board of directors of the Company, and, as a general matter, controls the outcome of all matters presented to the stockholders of the Company for resolution by vote, except for matters that require a vote greater than a majority vote. Consequently, Oneida Financial, MHC, acting through its board of directors, is able to control the business and operations of the Company and may be able to prevent any challenge to the ownership or control of the Company by stockholders other than Oneida Financial, MHC. There is no assurance that Oneida Financial, MHC will not take actions that the public stockholders believe are against their interests.

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations.

     We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits, and the State of New York. As federally chartered holding companies, the Company and Oneida Financial, MHC also are subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on Oneida Savings Bank, the Company, and our operations.

ITEM 1.B UNRESOLVED STAFF COMMENTS
----------------------------------

     Not applicable.

ITEM 2.  PROPERTIES
-------------------

     The Bank conducts its business through its main office located in Oneida, New York, and seven additional full service branch offices. The following table sets forth certain information concerning Company property and equipment at December 31, 2005. The aggregate net book value of the Company's premises and equipment was $12.7 million at December 31, 2005. The insurance subsidiary conducts its business through one owned and four leased facilities with lease expirations not exceeding five years.

                                        Original             Date of         Net Book Value
                                          Year                Lease    of Property and Equipment
     Location                           Acquired           Expiration     at December 31, 2005
----------------------------------------------------------------------------------------------
                                                                             (In thousands)
Main Office:
182 Main Street                           1889                 N/A              $2,042
Oneida, New York 13421

Branch Offices:
Camden Branch                             1997                 N/A               701
41 Harden Boulevard
Camden, New York 13316

Canastota Branch                          1999                 N/A               822
104 S. Peteboro St.
Canastota, New York 13032

Cazenovia Branch                          1971                 N/A             1,987
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch                           1976                 N/A               210
35 Broad Street
Hamilton, New York 13346

Convenience Center                        1988                 N/A             1,221
585 Main Street
Oneida, New York 13421

Chittenango Branch                        2002                 N/A             1,860
519 Genesee Street
Chittenango, New York 13037

Bridgeport Branch                         2002            November 2006           19
8786 State Route 31
Bridgeport, New York 13030

Griffis Park Branch                       2005                 N/A                75
160 Brooks Road
Rome, NY  13441

Mortgage Center
126 Lenox Avenue                          1989                 N/A               179
Oneida, New York 13421

Operations Center
169 Main Street                           2001                 N/A             1,663
Oneida, New York 13421

Bailey & Haskell Associates, Inc.
Various locations                         2000               Various           1,074
(Headquarters)
169 Main Street
Oneida, New York 13421

Other Bank Property
102 S. Peterboro St.                      2000                 N/A               186
Canastota, New York 13032

101 Falls Boulevard
Chittenango, New York                     2002                 N/A               664

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

     In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, a United States District Court removed a stay of litigation, having been in place since the late 1980's pending settlement negotiations. In December 1998, both the Oneidas and the United States Justice Department filed motions to amend the long outstanding claim against the State of New York. The motions attempt to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida Counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither the Bank nor the Company is a named defendant in the motion. The Court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. In January 2001, amended complaints were served by the Oneidas and the United States, which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area. In June 2001, the Court determined that certain land purchased by the Oneidas in 1997 and 1998 are exempt from real estate taxes, accepting the Oneidas argument that the acquired parcels lie within the boundaries of the "reservation" established in 1794 by the Federal Government. The State of New York, Counties of Madison and Oneida and the City of Sherrill have appealed the Courts decision with a court date set for March 2002. In February 2002, a joint statement was issued by the Oneidas, State of New York and the Counties of Madison and Oneida, indicating that the framework for a settlement had been agreed upon, subject to the approval by the State legislature and the Federal Government. In July 2003, the United States Court of Appeals affirmed the decision of the lower court against the City of Sherrill but appeals continue relative to the decision against the Counties of Madison and Oneida. In January 2005 the United States Supreme Court heard the appeal brought forward by the City of Sherrill against the Oneidas arguing that the acquisition of real property by the Oneidas within the land claim area does not return the property to sovereign status. Therefore, the City of Sherrill contends that the property is subject to the payment of real property taxes or reverts to the ownership of the taxing authority if assessed property taxes are not paid. The United States Supreme Court ruled in favor of the City of Sherrill in June 2005. The Oneida Indian Nation is attempting to put all land acquired to date in a federal land trust. All parties involved continue to pursue all legal options available.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted during the fourth quarter of the year ended December 31, 2005 to a vote of securityholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------------------------------

     For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 2005 (the "Annual Report to Stockholders") is incorporated herein by reference.

     During the fourth quarter of 2005, the Company repurchased shares of its common stock as follows:

                                                                                            Maximum Number of Shares that may
                               # of Shares     Average Price Paid       Total Shares           still be purchased under the
         Period                 Purchased           Per Share            Purchased                 repurchase program
------------------------    ----------------   ------------------    ------------------    ----------------------------------
Oct. 1 Oct. 31                            --                   --                    --                    --
Nov. 1 - Nov. 30                          --                   --                    --                    --
Dec. 1- Dec. 31                           --                   --                    --                 250,000


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
-------------------------------------------------------

     The "Selected Consolidated Financial and Other Data" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     Interest Rate Risk. In recent years, the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of residential monthly and bi-weekly adjustable-rate mortgage loans, commercial adjustable-rate mortgage loans, other business purpose loans and consumer loans consisting primarily of auto loans; (ii) selling substantially all newly originated longer-term fixed-rate one-to-four family residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (iii) managing the Bank's investment activities in a prudent manner in the context of overall balance sheet asset/liability management. Investing in shorter-term securities will generally bear lower yields as compared to longer-term investments, but will better position the Bank for increases in market interest rates and better matches the maturities of the Bank's certificate of deposit accounts. Certificates of deposit that mature in one year or less, at December 31, 2005 totaled $64.8 million, or 20.0% of total interest-bearing liabilities. The wholesale arbitrage strategy of investing allows the Bank to invest in longer-term assets by hedging the additional interest rate risk with liabilities of similar maturity or repricing characteristics. Borrowed funds that mature in one year or less, at December 31, 2005 totaled $33.9 million, or10.4% of total interest-bearing liabilities. Management believes that this balanced approach to investing will reduce the exposure to interest rate fluctuations will enhance long-term profitability.

     Net Income and Portfolio Value Analysis. The Bank's interest rate sensitivity is monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Bank's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates; reinvestment rates. The following sets forth the Bank's net income and NPV as of December 31, 2005.


       Change in              Net Interest Income            Net Portfolio Value
    Interest Rates       ----------------------------    ------------------------------
    In Basis Points      Dollars   Dollar     Percent     Dollars   Dollar      Percent
     (Rate Shock)        Amount    Change     Change      Amount    Change      Change
--------------------     -------   -------    -------     -------   -------     -------
                                                 (Dollars in Thousands)
         +200            $12,919   $  (266)      (2.0)%   $76,419   $(4,448)      (5.5)%
         +100            $13,129   $   (56)      (0.4)%   $79,717   $(1,150)      (1.4)%
        Static           $13,185   $    --         -- %   $          $    --        -- %
         -100            $12,941   $  (244)      (1.9)%   $79,448   $(1,419)      (1.8)%
         -200            $12,301   $  (884)      (7.2)%   $76,733   $(4,134)      (5.1)%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The  financial   statements   identified   in  Item  15(a)(1)   hereof  are
incorporated by reference hereunder.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

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

ITEM 9B. OTHER INFORMATION
--------------------------

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Information concerning Directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ----------------------------------------------

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(1) Financial Statements
            --------------------

            o     Report of Independent Registered Public Accounting Firm
            o     Consolidated Statements of Condition,
                     December 31, 2005, 2004 and 2003
            o     Consolidated Statements of Income,
                     Years Ended December 31, 2005, 2004 and 2003
            o     Consolidated Statements of Changes in  Stockholders' Equity,
                     Years Ended December 31, 2005, 2004 and 2003
            o     Consolidated  Statements of Cash Flows,
                     Years Ended December 31, 2005, 2004 and 2003
            o     Notes to Consolidated Financial Statements.

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

            10.2  Stock Option Plan

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

****Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      (b)   The exhibits listed under (a)(3) above are filed herewith.

      (c)   Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ONEIDA FINANCIAL CORP.

Date: March 31, 2006                  By:  /s/ Michael R. Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael R. Kallet                             By:  /s/ Eric E. Stickels
    ------------------------------------------    -----------------------------------------------
     Michael R. Kallet, President and Chief       Eric E. Stickels, Executive Vice President and
       Executive Officer                            Chief Financial Officer
     (Principal Executive Officer)                (Principal Financial and Accounting Officer)

Date: March 31, 2006                              Date: March 31, 2006


By: /s/ Thomas H. Dixon                           By:  /s/ Patricia Caprio
    ------------------------------------------         ------------------------------------------
    Thomas H. Dixon, Executive Vice President
Patricia D. Caprio, Director

Date: March 31, 2006                              Date: March 31, 2006


By: /s/ Edward J. Clarke                          By:  /s/ Marlene Denney
    ------------------------------------------         ------------------------------------------
     Edward J. Clarke, Director                        Marlene C. Denney, Director

Date: March 31, 2006                              Date: March 31, 2006


By: /s/ John E. Haskell                           By:  /s/ Rodney Kent
    ------------------------------------------         ------------------------------------------
     John E. Haskell, Director                         Rodney D. Kent, Director

Date: March 31, 2006                              Date: March 31, 2006


By: /s/ William Matthews                          By:  /s/ Michael Miravalle
    ------------------------------------------         ------------------------------------------
     William D. Matthews, Director                     Michael A. Miravalle, Director

Date: March 31, 2006                              Date: March 31, 2006

By: /s/ Richard B. Myers                          By:  /s/ Gerald Volk
    ------------------------------------------         ------------------------------------------
     Richard B. Myers, Director                        Gerald N. Volk, Director

Date: March 31, 2006                              Date: March 31, 2006

By: /s/ Frank O. White, Jr.
    ------------------------------------------
     Frank O. White, Jr., Director
Date: March 31, 2006
