Form 10-Q
period 2006-03-31
ONEIDA FINANCIAL CORP
filed 2006-05-15
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                    ---------------------------------------
                                    FORM 10-Q



{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

                                       OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________
                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Federal                                            16-1561678
-------------------------------                        -------------------------
(State or other jurisdiction of                             (IRS Employer)
incorporation or organization)                          Identification Number)

                     182 Main Street, Oneida, New York 13421
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (315) 363-2000
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

   [ ] Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes [ ] No [X]

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes[ ] No [X]

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,632,249 shares of the Registrant's common stock outstanding as of May 1, 2006.


                                           ONEIDA FINANCIAL CORP.
                                                   INDEX

                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

    Item 1.       Financial Statements                                                                    1

                  Consolidated Statements of Condition                                                    2
                  As of March 31, 2006 (unaudited) and December 31, 2005 (audited)

                  Consolidated Statements of Operations (unaudited)                                       3
                  For the three months ended March 31, 2006 and 2005

                  Consolidated Statements of Comprehensive Income (unaudited)                             4
                  For the three months ended March 31, 2006 and 2005

                  Consolidated Statements of Changes in Stockholders' Equity (unaudited)                  5
                  For the three months ended March 31, 2006

                  Consolidated Statements of Cash Flows (unaudited)                                       6
                  For the three months ended March 31, 2006 and 2005

                  Notes to Consolidated Financial Statements (unaudited)                                  8

   Item 2.        Management's Discussion and Analysis of Financial Condition                            13
                  And Results of Operations

   Item 3.        Quantitative and Qualitative Disclosures about Market Risk                             20

   Item 4.        Controls and Procedures                                                                20

PART II. OTHER INFORMATION                                                                               21

   Item 1.        Legal Proceedings                                                                      21

   Item 1a.       Risk Factors                                                                           21

   Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                            21

   Item 3.        Defaults Upon Senior Securities                                                        22

   Item 4.        Submission of Matters to a Vote of Security Holders                                    22

   Item 5.        Other Information                                                                      22

   Item 6.        Exhibits                                                                               22


PART I.      FINANCIAL INFORMATION
                      Item I.    Financial Statements


ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2006 and December 31, 2005
                                                         (unaudited)   (audited)
                                                              At           At
                                                           March 31,   December 31,
                                                             2006         2005
                                                             ----         ----
ASSETS                                                (in thousands, except share data)
         Cash and due from banks                          $  11,540    $  12,147
         Federal funds sold                                     876          730
                                                          ----------------------
  TOTAL CASH AND CASH EQUIVALENTS                            12,416       12,877

         Investment securities, at fair value                98,598      106,432
         Mortgage-backed securities, at fair value           28,792       29,097

         Mortgage loans held for sale                           439        1,354

         Loans receivable                                   236,622      236,682
         Allowance for loan losses                           (2,063)      (1,959)
                                                          ----------------------
   LOANS RECEIVABLE, NET                                    234,559      234,723

         Federal Home Loan Bank stock                         3,234        3,858
         Bank premises and equipment, net                    13,823       12,703
         Accrued interest receivable                          1,904        2,194
         Other assets                                         6,144        7,921
         Cash surrender value - life insurance               11,343       11,238
         Goodwill                                            14,067       13,491
         Other intangible assets                                912          873
         -----------------------------------------------------------------------
         TOTAL ASSETS                                     $ 426,231    $ 436,761
         =======================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                        $ 254,528    $ 250,142
         Non-interest bearing deposits                       50,273       51,044
         Borrowings                                          63,400       77,270
         Other liabilities                                    3,703        4,717
                                                          ----------------------
TOTAL LIABILITIES                                           371,904      383,173
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized            --           --
         Common stock ($.01 par value; 20,000,000
              shares authorized; 8,242,452 issued)               82           82
         Additional paid-in capital                          18,249       18,300
         Retained earnings                                   41,895       41,711
         Common shares issued under employee
               stock plans - unearned                          (288)        (288)
         Accumulated other comprehensive income              (2,570)      (3,091)
         Treasury stock (at cost, 540,239
                                    and 549,412 shares)      (3,041)      (3,075)
         Unearned stock-based compensation                       --          (51)
         -----------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                          54,327       53,588
         -----------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                             $ 426,231    $ 436,761
         =======================================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 (unaudited) and 2005 (unaudited)

                                                           Three Months Ended
                                                          March 31,   March 31,
                                                            2006        2005
                                                            ----        ----
                                           (in thousands, except per share data)

INTEREST INCOME:
         Interest and fees on loans                      $   3,805   $   3,332
         Interest on investment and mortgage-
                  backed securities                          1,328       1,577
         Dividends on equity securities                        199         157
         Interest on federal fund sold and
              interest-earning deposits                         13          15
------------------------------------------------------------------------------
   Total interest and dividend income                        5,345       5,081
------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposit                                       117          78
         Money market and interest-bearing checking            280         151
         Time deposits                                         906         781
         Borrowings                                            854         741
------------------------------------------------------------------------------
                  Total interest expense                     2,157       1,751
------------------------------------------------------------------------------
NET INTEREST INCOME                                          3,188       3,330
         Less: Provision for loan losses                        80          80
------------------------------------------------------------------------------
   Net interest income after provision for loan losses       3,108       3,250
------------------------------------------------------------------------------
OTHER INCOME:
         Investment security gain, net                          31           3
     Insurance commission income                             2,406       2,129
         Other operating income                                987         801
------------------------------------------------------------------------------
   Total other income                                        3,424       2,933
------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                  3,374       3,111
         Occupancy expenses, net                               885         805
         Other operating expense                             1,037         956
------------------------------------------------------------------------------
   Total other expenses                                      5,296       4,872
------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   1,236       1,311
------------------------------------------------------------------------------
   Provision for income taxes                                  308         336
------------------------------------------------------------------------------
NET INCOME                                               $     928   $     975
==============================================================================
EARNINGS PER SHARE - BASIC                               $    0.12   $    0.13
==============================================================================
EARNINGS PER SHARE - DILUTED                             $    0.12   $    0.13
==============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 (unaudited) and 2005 (unaudited)


                                                 Three Months Ended
                                                March 31,  March 31,
                                                  2006       2005
                                                  ----       ----
                                                  (in thousands)
 Net income                                     $   928    $   975
                                                -------    -------

 Other comprehensive income, net of tax:
      Unrealized gains (losses) on assets
        available for sale:
    Unrealized holding gains (losses)
        arising during period                       899     (2,207)
    Less: reclassification adjustment for
              gains included in net income          (31)        (3)
                                                -------    -------
                                                    868     (2,210)
    Net income tax (provision)benefit              (347)       884
                                                -------    -------
Other comprehensive income (loss), net of tax       521     (1,326)

 Comprehensive Income (loss)                    $ 1,449    $  (351)
                                                =======    =======




The accompanying notes are an integral part of the consolidated financial statements.


ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2006 (unaudited)

                                                                                                 Common Stock
                                                                          Accumulated             Issued Under  Unearned
                                                      Additional             Other                 Employee      Stock
                                     Common Stock      Paid-In   Retained Comprehensive Treasury  Stock Plans-   Based
                                  Shares     Amount    Capital    Earning  Income(Loss)   Stock     Unearned  Compensation   Total
                                                                   (in thousands, except number of shares)
Balance as of December 31, 2005  8,242,452  $     82  $  18,300  $  41,711  $  (3,091)  $  (3,075)  $    (288)  $    (51) $  53,588
Net income                                                             928                                                      928
Other comprehensive income,
     net of tax                                                                   521                                           521
Shares issued under
     stock plans
Shares earned under
     stock plans                                                                                           --
Common stock dividends:
     $0.22 per share                                                  (744)                                                    (744)
Reclassification of unearned
     stock based Compensation
     in accordance with
     SFAS No. 123R                                          (51)                                                      51         --
Treasury stock reissued                                                                        34                     34
                                 --------------------------------------------------------------------------------------------------

Balance as of March 31, 2006     8,242,452  $     82  $  18,249  $  41,895  $  (2,570)  $  (3,041)  $    (288)  $     --  $  54,327
                                 ==================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006 (unaudited) and 2005 (unaudited)

                                                                 Three Months Ended
                                                                March 31,   March 31,
                                                                  2006        2005
                                                                  ----        ----
Operating Activities:                                              (in thousands)
   Net income                                                   $    928    $    975
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                  296         266
      Amortization of premiums/discounts on securities, net           28          64
      Provision for loan losses                                       80          80
      Stock compensation earned                                       --          65
      Gain on sale/call of securities, net                           (31)         (3)
      Gain on sale of loans, net                                     (36)        (48)
      Income tax payable                                             287         236
      Accrued interest receivable                                    290         165
      Other assets                                                 1,876         796

      Other liabilities                                           (1,587)     (1,097)
      Origination of loans held for sale                          (4,180)     (2,172)
      Proceeds from sales of loans                                 5,131       3,751
------------------------------------------------------------------------------------
          Net cash provided by operating activities                3,082       3,078
------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                               (2,944)     (9,273)
  Principal collected on and proceeds of maturities
      sales or calls from investments                             11,813       2,521
  Purchase of mortgage-backed securities                            (999)         --
  Principal collected on and proceeds from sales
     of mortgage-backed securities                                 1,140       2,757
  Net decrease (increase) in loans                                    22      (4,646)
  Purchase of bank premises and equipment                         (1,384)       (115)
  Purchase of insurance agency                                      (226)         --
------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities      7,422      (8,756)
------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, super now and escrow                           4,273       3,567
  Net decrease in time deposits                                     (658)     (1,688)
  Proceeds from borrowings                                        16,500      13,500
  Repayment of borrowings                                        (30,370)    (13,500)
  Cash dividends                                                    (744)       (672)
  Exercise of stock options (using treasury stock)                    34          14
------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities    (10,965)      1,221
------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                               (461)     (4,457)
------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                  12,877      15,033
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 12,416    $ 10,576
====================================================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                        2,848      1,750
Cash paid for income taxes                                       20         --
Non-cash investing activities:
Unrealized gain (loss) on investment and mortgage-backed
     securities designated as available for sale                521     (1,326)
Transfer of loans to other real estate                           62         --
Note payable issued in connection with acquisition              420
==============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                 MARCH 31, 2006

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at March 31, 2006 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

                                     Income       Shares    Per Share

March 31, 2006:
---------------

Net income (Three Months Ended)     $ 928,197
                                    --------

Basic Earnings Per Share:           $ 928,197   7,631,045   $    0.12
                                                            ---------
Effect of dilutive securities:
         Stock options and awards           0      77,636
                                    ---------------------
Diluted Earnings Per Share          $ 928,197   7,708,681   $    0.12
                                                            ---------

March 31, 2005:
Net income (Three Months Ended)     $ 974,536
                                    ---------

Basic Earnings Per Share            $ 974,536   7,538,990   $    0.13
                                                            ---------
Effect of dilutive securities:
         Stock options and awards           0     135,182
                                    ---------------------
Diluted Earnings Per Share          $ 974,536   7,674,172   $    0.13
                                                            ---------

Stock options for 53,820 and 26,638 shares of commons stock were not considered in computing diluted earnings per common share for March 31, 2006 and March 31, 2005 respectively because they were antidilutive.

Note C - Stock-Based Compensation

Effective January 1, 2006, the Company adopted provisions of Financial Accounting Standards Board (FASB) Statement No. 123R "Share-Based Payment," (FAS
123R) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," (APB
25) and related interpretations and disclosure requirements established by FAS 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recorded. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Expense was recorded in the income statement for restricted stock awards.

Under FAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the vesting period. The cost for all share-based awards granted subsequent to January 1, 2006, represented the grant-date fair value that was estimated in accordance with the provisions of FAS 123R. Prior periods have not been restated.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for stock-Based Compensation," to stock-based employee compensation.

                                                        Three Months Ended
                                                         March 31, 2005
                                                        -----------------
                                           (in thousands, except per share data)
Net income:
         As reported                                         $   975
Deduct:  Total stock-based employee
         Compensation expense determined under
          fair value method, net of related taxes                (29)
                                                             -------
Pro forma                                                    $   946
                                                             =======

Earnings per share:
  As reported
         Basic                                               $  0.13
         Diluted                                             $  0.13
  Pro forma
         Basic                                               $  0.13
         Diluted                                             $  0.12

Compensation expense charged against income during the first quarter of 2006 for stock options was $6,000. The options granted were reload options for options exercised during the quarter. The reloaded options have the same features as the original awarded options such as an expiration date of 4/25/2010 and immediately vest. All original awarded options were vested as of April 2005.

Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is accrued ratably over the vesting period for shares of restricted stock granted. Compensation expense recorded in conjunction with this plan was $0 and $65,239 for the three months ended March 31, 2006 and 2005 respectively. All awarded shares were vested as of April 2005. Shares unallocated under the plan available for future awards were 10,886 at March 31, 2006.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.95% of the outstanding shares as of March 31, 2006 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of March 31, 2006 and December 31, 2005, the retained earnings restricted for cash dividends waived was $8,083,176 and $6,229,984, respectively.

Note E - Pension Plan

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:
                                                    Three Months Ended March 31,
                                                         2006        2005
                                                         ----        ----

Service cost                                           $     --    $     --
Interest cost                                            70,986      77,601
Expected return on plan assets                          (73,005)    (97,693)
Amortization of unrecognized loss                        18,539      33,903
Amortization of unrecognized prior service liability         --          --
                                                       --------    --------
         Net pension and postretirement cost           $ 16,520    $ 13,811
                                                       ========    ========

                                                          2006       2005
Weighted-average assumptions as of December 31:
         Discount rate                                   5.750%     6.125%
         Expected return on plan assets                  7.000%     9.000%
         Rate of compensation increase                   0.000%     0.000%

The rate of compensation increase is expected to be 0% as the plan was frozen as of June 15, 2004. The Bank previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $33,073 to its pension plan in 2006. As of March 31, 2006, no contribution has been made. The Bank anticipates contributing $91,793 in 2006 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at March 31, 2006 and December 31, 2005:

                                                       March 31, 2006
                                            ------------------------------------
                                                      Gross Unrealized
Investment Securities                       Fair Value      Gains       Losses
                                            ------------------------------------
Available for sale portfolio:                           (in thousands)
-----------------------------
     Debt securities:
         U. S. Agencies                     $   34,432   $       --   $    1,097
         Corporate                              18,164           74          574
         State and municipals                   28,601          135          200
                                            ----------   ----------   ----------
                                                81,197          209        1,871
     Equity investments:
         Preferred and other equity stocks      14,619          454           65
         Mutual fund                             2,782           --            1
                                            ----------   ----------   ----------
                                            $   98,598   $      663   $    1,937
                                            ==========   ==========   ==========
Mortgage-Backed Securities
  Available for sale portfolio:
     Fannie Mae                             $    9,880   $       --   $      352
     Freddie Mac                                16,864            1          538
     Small Business Administration                  20           --           --
     Collateralized Mortgage Obligations         2,028           --           65
                                            ----------   ----------   ----------
                                            $   28,792   $        1   $      955
                                            ==========   ==========   ==========

                                                      December 31, 2005
                                             ---------------------------------

                                                      Gross Unrealized
Investment Securities                        Fair Value    Gains       Losses
                                             ---------------------------------
  Available for sale portfolio:                       (in thousands)
  -----------------------------
     Debt securities:
         U. S. Agencies                      $  35,437   $      --   $   1,087
         Corporate                              21,903          75         868
         State and municipals                   32,498         194         187
                                             ---------   ---------   ---------
                                                89,838         269       2,142
     Equity investments:
         Preferred and other equity stocks      13,904         132         456
         Mutual fund                             2,690          --          93
                                             ---------   ---------   ---------
                                             $ 106,432   $     401   $   2,691
                                             =========   =========   =========
Mortgage-Backed Securities
  Available for sale portfolio:
     Fannie Mae                              $   8,937   $      21   $     289
     Freddie Mac                                18,034       1,749         461
     Small Business Administration                  23          --          --
     Collateralized Mortgage Obligations         2,103          --          58
                                             ---------   ---------   ---------
                                             $  29,097   $   1,770   $     808
                                             =========   =========   =========

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

The Company currently has a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. The unrealized loss at March 31, 2006 of $260,000 has not been considered other than temporary as GMAC is a profitable division of General Motors, the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value, and management believes that the repayment of the investment is probable at maturity.

Note G - Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At March 31, 2006 the allowance for loan losses as a percentage of net loans receivable was 0.88% as compared to 0.92% on March 31, 2005.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                         Three Months Ended March 31,
                                             2006          2005
                                           ----------------------
                                               (in thousands)

Balance at beginning of period:            $   1,959    $   1,982
     Charge-offs                                 (56)        (108)
     Recoveries                                   80           18
     Provision for loan losses                    80           80
                                           ---------    ---------
Balance at end of period                   $   2,063    $   1,972
                                           =========    =========

Impaired loans were as follows:               March 31, 2006   December 31, 2005
                                                       (in thousands)
     Impaired loans                              $      32         $      39
     Allocated allowance for loan losses         $      --         $      14
     Average of impaired loans during the year   $      35         $      55
     Cash-basis interest income recognized       $       1         $       3

Note H - Segment Information

The Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three months ended March 31, 2006 and 2005, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                            Three Months Ended March 31, 2006
                                          ------------------------------------
                                           Banking     Insurance
                                          Activities   Activities      Total
                                                     (in thousands)
Net interest income                       $    3,188   $       --   $    3,188
Provision for loan losses                         80           --           80
                                          ----------   ----------   ----------
    Net interest income after provision
        for loan losses                        3,108           --        3,108
Other income                                   1,018        2,406        3,424
Other expenses                                 3,361        1,935        5,296
                                          ----------   ----------   ----------
         Income before income taxes              765          471        1,236
Income tax expense                               158          150          308
                                          ----------   ----------   ----------
         Net income                       $      607   $      321   $      928
                                          ==========   ==========   ==========

                                             Three Months Ended March 31, 2005
                                          ------------------------------------
                                           Banking     Insurance
                                          Activities   Activities      Total
                                                     (in thousands)
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
                                          ==========   ==========   ==========


Note I - Acquisitions

On February 23, 2006, the Bank completed its acquisition of Parsons, Cote & Co., Inc., an insurance agency. The Bank paid $214,376 in cash and established a note payable for $419,570 to be paid over 36 months with interest at 5.00% per annum for fixed assets and other intangible assets. Goodwill in the amount of $576,000 and intangible assets in the amount of $71,000 was recorded in conjunction with the transaction. Parsons, Cote & Co., Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

In December 2005, the Company signed a letter of intent to acquire the assets of Benefit Consulting Group L.L.C., an employee benefits consulting and retirement plan administration firm for $1.4 million cash and establish a note payable for $2.2 million to be paid over 24 months with interest at 5.00% per annum. The acquisition is expected to close during the second quarter of 2006.

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

GENERAL

         Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2005 and March 31, 2006 the Company had 7,623,076 shares and 7,623,249 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

         The Company announced a cash dividend as of January 12, 2006 of $0.22 per share which was paid to its shareholders on February 7, 2006. Oneida Financial MHC waived its receipt of dividends. As of March 31, 2006 and December 31, 2005 the retained earnings restricted for cash dividends waived was $8,083,176 and $6,229,984.

         On February 23, 2006, the Bank completed its acquisition of Parsons, Cote & Co., Inc., an insurance agency. The Bank paid $214,376 in cash and established a note payable for $419,570 to be paid over 36 months with interest at 5.00% per annum for fixed assets and other intangible assets. Goodwill in the amount of $576,000 and intangible assets in the amount of $71,000 was recorded in conjunction with the transaction. Parsons, Cote & Co., Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

         In December 2005, the Company signed a letter of intent to acquire the assets of Benefit Consulting Group L.L.C., an employee benefits consulting and retirement plan administration firm for $1.4 million cash and establish a note payable for $2.2 million to be paid over 24 months with interest at 5.00% per annum. The acquisition is expected to close during the second quarter of 2006.

FINANCIAL CONDITION

         ASSETS. Total assets at March 31, 2006 were $426.2 million, a decrease of $10.5 million from $436.8 million at December 31, 2005. Investment securities decreased $7.8 million and mortgage-backed securities decreased $305,000 due to the principal collected on and proceeds from sales and maturities of investment and mortgaged backed securities. Investments were sold during the first quarter 2006 for liquidity purposes to reduce the balance in the Bank's overnight line of credit held with the Federal Home Loan Bank of New York. Loans receivable, including loans held for sale, also decreased $1.0 million to $237.1 million at March 31, 2006 compared with $238.0 million at December 31, 2005. At March 31, 2006, total commercial loans increased by $422,000 while consumer and commercial real estate loans decreased by $269,000 from December 31, 2005. Management continues to seek to increase the Bank's consumer and commercial loan portfolios with the intent of increasing the average yield on the Bank's interest earning assets. Residential loans decreased by $213,000 since December 31, 2005, after the sale of $5.1 million of fixed-rate residential real estate loans in the secondary market during the first quarter 2006. The mortgage loans held for sale at March 31, 2006 decreased $915,000 from December 31, 2005.

          The allowance for loan losses increased slightly to $2.1 million at March 31, 2006 from $2.0 million at December 31, 2005. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision of loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At March 31, 2006 the allowance for loan losses as a percentage of net loans receivable was 0.88% as compared to 0.92% on March 31, 2005.

          Premises and equipment increased $1.1 million from December 31, 2005 to March 31, 2006 as a result of the construction of a 15,000 square foot insurance office located in Clay, New York which will replace three leased office locations. The Company also began construction of a new banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York which is expected to be completed during the fourth quarter of 2006.

         LIABILITIES. Total liabilities decreased by $11.3 million or 2.9% to $371.9 million at March 31, 2006 from $383.2 million at December 31, 2005. The decrease is primarily the result of a decrease in borrowings as the overnight line of credit of $10.9 million as of December 31, 2005 was completely paid off as of March 31, 2006. Total borrowings decreased $13.9 million from $77.3 million at December 31, 2005 to $63.4 million at March 31, 2006. Partially offsetting the decrease in borrowings, interest bearing deposits increased $4.4 million while non-interest bearing deposits decreased $771,000.

         STOCKHOLDERS' EQUITY. Total stockholders' equity at March 31, 2006 was $54.3 million, an increase of $739,000 from $53.6 million at December 31, 2005. The increase in stockholders' equity was due to the addition of after-tax net income of $928,000 for the three months ended March 31, 2006 as well as a positive valuation adjustment made for the Company's available for sale investment and mortgage-backed securities. The payment of the Company's semiannual cash dividend of $0.22 resulted in a reduction in stockholders' equity of $744,000.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

         AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended March 31, 2006 and 2005 and for the year ended December 31, 2005. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

                         TABLE 1. Average Balance Sheet.

                                                   Three Months Ended March 31,                     Twelve   MonthsEnded Dec. 31,
                              -------------------------------------------------------------------  --------------------------------
                                             2006                               2005                              2005
                                Average    Interest                Average    Interest               Average     Interest
                              Outstanding   Earned/     Yield/   Outstanding   Earned/     Yield/  Outstanding    Earned/    Yield/
Assets                          Balance      Paid       Rate       Balance      Paid        Rate      Balance      Paid      Rate
------                          -------      ----       ----       -------      ----        ----      -------      ----      ----
Interest-earning Assets:                                        ( Dollars in Thousands)
------------------------
  Loans Receivable*             $237,810   $  3,805        6.40%   $215,943   $  3,332        6.17%   $226,940   $ 14,197      6.26%
  Investment and                 116,003      1,328        4.58%    137,431      1,577        4.59%    132,251      6,025      4.56%
Mortgage-Backed
Securities
  Federal Funds                      949         13        5.48%      1,594         15        3.76%      1,349         49      3.63%
  Equity Securities               20,637        199        3.86%     17,120        157        3.67%     19,934        740      3.71%
                                --------   --------    --------    --------   --------    --------    --------   --------   -------
   Total Interest-earning Assets 375,399      5,345        5.70%    372,088      5,081        5.46%    380,474     21,011      5.52%
                                --------   --------    --------    --------   --------    --------    --------   --------   -------

Non interest-earning assets:
----------------------------
  Cash and due from banks         10,739                             11,109                             10,781
  Other assets                    45,981                             41,163                             41,566
                                  ------                             ------                             ------
              Total assets      $432,119                           $424,360                           $432,821
                                ========                           ========                           ========
Liabilities and Stockholders'
-----------------------------
 Equity
 ------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits         $ 42,753   $    256        2.43%   $ 40,447   $    129        1.28%   $ 44,352   $    706      1.59%
  Savings Accounts                69,931        117        0.68%     73,045         78        0.43%     73,036        395      0.54%
  Interest-bearing Checking       30,930         24        0.31%     28,840         22        0.31%     29,348        132      0.45%
  Time Deposits                  105,771        906        3.47%    110,357        781        2.87%    109,030      3,313      3.04%

  Borrowings                      72,155        854        4.80%     65,382        741        4.60%     68,372      3,141      4.59%
                                --------   --------    --------    --------   --------    --------    --------   --------   -------
    Total Interest-bearing       321,540      2,157        2.72%    318,071      1,751        2.23%    324,138      7,687      2.37%
                                --------   --------    --------    --------   --------    --------    --------   --------   -------
Liabilities
Non interest-bearing liabilities:
---------------------------------
  Demand deposits                 49,895                             48,382                             50,490
  Other liabilities                7,027                              5,163                              5,358
                                --------                           --------                           --------
      Total liabilities         $378,462                           $371,616                           $379,986
                                --------                           --------                           --------
Stockholders' equity              53,657                             52,744                             52,835
                                --------                           --------                           --------
Total liabilities and           $432,119                           $424,360                           $432,821
                                ========                           ========                           ========
stockholders' equity

    Net Interest Income                    $  3,188                           $  3,330                           $ 13,324
                                           ========                           ========                           ========
    Net Interest Spread                                    2.97%                              3.23%                            3.15%
                                                       ========                           ========                           =======
    Net Earning Assets          $ 53,859                           $ 54,017                           $ 56,336
                                ========                           ========                           ========
   Net yield on average
      Interest-earning assets                  3.40%                              3.58%                              3.50%
                                            ========                           ========                           ========
    Average interest-earning
      assets to average
      Interest-bearing liabilities            116.75%                            116.98%                            117.38%
                                            ========                           ========                           ========

*Included in average loans receivable balance for the periods presented is Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

         GENERAL. Net income for the three months ended March 31, 2006 was $928,000; a decrease of $47,000 or 4.8% from $975,000 for the three months ended March 31, 2005. The decrease was due primarily to a decrease in net interest income and an increase in other expenses, partially offset by an increase in other income and a decrease in provision for taxes.

         INTEREST INCOME. Interest and dividend income increased by $264,000 or 5.2%, to $5.3 million for the three months ended March 31, 2006 from $5.1 million for three months ended March 31, 2005. The increase in interest income was primarily a result of an increase in the average balances and average yield of interest-earning assets during the first three months of 2006 as compared to the same period in 2005.

         Interest on loans increased $473,000 to $3.8 million for the three months ended March 31, 2006 from $3.3 million for the three months ended March 31, 2005. The increase in interest income on loans is a result of an increase of $21.9 million in the average balance of loans receivable for the three months ended March 31, 2006 as compared with the same period in 2005 as well as an increase of 23 basis points in the average yield to 6.40% at March 31, 2006 from 6.17% at March 31, 2005. The average balance of commercial real estate loans increased $7.6 million at March 31, 2006 from March 31, 2005 while the average balance of commercial business loans increased $2.0 million during the quarter ended 2006 compared with 2005. Consumer loans increased $7.9 million for the same period. The average balance of residential real estate loans increased $4.4 million for the same time period, after recording the sale of $16.2 million in fixed rate one-to-four family residential real estate loans.

         Investment income decreased as a result of a decrease in the average yield of investment securities and mortgage-backed securities of 1 basis point to 4.58% at March 31, 2006 from 4.59% at March 31, 2005 as well as a decrease of $21.4 million in the average balance of investment and mortgage-backed securities for the three month period ended March 31, 2006 as compared with the same period in 2005.

         Interest income from federal funds decreased during the three months ended March 31, 2006 to $13,000 as compared with $15,000 for the 2005 period. The decrease in interest income is due to a decrease in the average balance of $645,000 partially offset by an increase of 172 basis points in the average yield.

         INTEREST EXPENSE. Interest expense was $2.2 million for the three months ended March 31, 2006, an increase of $406,000 or 23.2% from the same period in 2005. The increase in interest expense is due to an increase in interest paid on borrowed funds and deposit accounts. Interest expense on borrowed funds totaled $854,000 for the first quarter of 2006 compared with $741,000 for the 2005 period. The average cost of borrowed funds increased 20 basis points to 4.80% as of March 31, 2006 from 4.60% for the three months ended March 31, 2005. In addition, the average balance outstanding of borrowings increased during the three months ended March 31, 2006 to $72.2 million compared to $65.4 million for the same period in 2005. Interest expense on deposits increased $293,000 and totaled $1.3 million for the three months ended March 31, 2006 as compared to $1.0 million for the same period in 2005. The average cost of deposits was 2.09% for the period ending March 31, 2006 compared with 1.60% for the same period in 2005. In addition, the average balance of deposit accounts decreased $3.3 million from March 2005 to March 2006.

         PROVISION FOR LOAN LOSSES. Total provision for loan losses for the three months ended March 31, 2006 and 2005 were $80,000. The allowance for loan losses was $2.1 million or 0.88% of loans receivable at March 31, 2006 as compared with $2.0 million or 0.92% of loans receivable at March 31, 2005. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

         OTHER INCOME. Other operating income increased by $491,000 for the three-month period ending March 31, 2006 compared with the same period in 2005 to $3.4 million from $2.9 million. The increase in other income was primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities and deposit account service fee income. Insurance revenue increased $277,000 or 13.0% for the three months ended March 31, 2006 as compared with the same period in 2005. In addition, service charges on deposit accounts increased $62,000, or 13.0%, during the first quarter of 2006 as compared with the first quarter of 2005.

         OTHER EXPENSES. Other operating expenses increased by $424,000 or 8.7%, to $5.3 million for the three months ended March 31, 2006 from $4.9 million for the same period in 2005. Compensation expense increased $263,000 or 8.5% due to expenses associated with the insurance agency subsidiary. Equipment and occupancy increased $80,000 or 9.9% due to the completion of two new banking facilities in Oneida and Chittenango, New York during the last quarter 2005.

         INCOME TAX. Income tax expense was $308,000 for the three months ended March 31, 2006, a decrease of $28,000 from the first quarter 2005 expense of $336,000. The effective tax rate decreased to 25.0% for the three months of 2006 from 25.6% for the three months of 2005 to reflect the overall tax rate in effect for 2005.

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

         The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2006, loan originations totaled $17.0 million compared to $16.9 million during the first quarter of 2005. The purchases of investment securities totaled $3.9 million during the first quarter of 2006 as compared to $9.3 million during the first quarter of 2005. The decrease in the purchases of investment securities is due to liquidity constraints and use of overnight lines of credit to fund loan growth.

         Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the first quarter of 2006 cash flows provided by the sale, principal payments and maturity of securities available for sale were $13.0 million compared to $5.3 million for the same period in 2005.

         In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2006 the Company had outstanding commitments to originate loans of approximately $7.2 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $4.2 million at March 31, 2006.

         The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $37.6 million at March 31, 2006 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

         Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of March 31, 2006 the total of cash, interest-bearing demand accounts and federal funds sold was $12.4 million.

At March 31, 2006, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                   For Capital             Prompt Corrective
                                           Actual               Adequacy Purposes           Action Provisions
                                 ------------------------     ---------------------      ------------------------
                                    Amount       Ratio           Amount      Ratio          Amount       Ratio

                               (In thousands)
Total Capital
   (to Risk Weighted Assets)     $   40,183        14.25%     $   22,555         8%      $   28,983           10%
Tier I Capital
   (to Risk Weighted Assets)     $   37,944        13.46%     $   11,278         4%      $   17,390            6%
Tier I Capital
   (to Average Assets)           $   37,944         9.16%     $   16,563         4%      $   21,049            5%


ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months
Ended March 31, 2006 and March 31, 2005 (unaudited)

(Annualized where appropriate)

                                                  Three Months Ending
                                                         March 31,
                                                     2006        2005
                                                     ----        ----

Performance Ratios:

    Return on average assets                          0.86%      0.92%
    Return on average equity                          6.92%      7.39%
    Net interest margin                               3.40%      3.58%
    Efficiency Ratio                                 79.61%     77.34%
    Ratio of operating expense
         to average total assets                      4.90%      4.59%
    Ratio of average interest-earning assets
         to average interest-bearing liabilities    116.75%    116.98%

Asset Quality Ratios:

    Non-performing assets to total assets             0.05%      0.12%
    Allowance for loan losses
         to non-performing loans                   3033.82%    392.05%
    Allowance for loan losses
         to loans receivable, net                     0.88%      0.92%

Capital Ratios:

    Total stockholders' equity to total assets       12.75%     12.24%
    Average equity to average assets                 12.42%     12.43%

        ITEM 3. Quantitative and Qualitative Disclosure About Market Risk


         Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2006, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2005 Annual Report to Stockholders. There has been no material change in the Company's interest rate risk profile since December 31, 2005.

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

Item 2   Changes in Securities and Use of Proceeds

         The following table summarizes our share repurchase activity during the three months ended March 31, 2006 and additional information regarding our share repurchase program. The shares purchased during the current quarter were received in exchange for the exercise of options or to satisfy tax withholding obligations that arose on the vesting of restricted stock. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.


-------------------------------------------------------------------------------------------------------
Period                     Total      Average Price Paid per  Total Number of Shares    Maximum
                           Number of  Share                   Purchased as Part of      Number of
                           Shares                             Publicly Announced Plans  Shares that
                           Purchased                                                    May Yet Be
                                                                                        Purchased
                                                                                        Under the Plan
-------------------------------------------------------------------------------------------------------
January 1, 2006 - January  1,452      11.70                   --                        250,000
31, 2006
-------------------------------------------------------------------------------------------------------
February 1, 2006 -         --                                 --                        --
February 28, 2006
-------------------------------------------------------------------------------------------------------
March 1, 2006 - March 31,  --                                 --                        --
2006
-------------------------------------------------------------------------------------------------------
Total                      1,452                              --                        250,000
-------------------------------------------------------------------------------------------------------


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

                                           ONEIDA FINANCIAL CORP.


Date:  May 12, 2006                  By:   /s/ Michael R. Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer


Date:  May 12, 2006                  By:   /s/ Eric E. Stickels
                                           -------------------------------------
                                           Eric E. Stickels
                                           Executive Vice President and Chief
                                           Financial Officer