Form 10-Q
period 2006-06-30
ONEIDA FINANCIAL CORP
filed 2006-08-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ____________________________________________

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Federal                                        16-1561678
---------------------------------                 -------------------------
(State or other jurisdiction of                        (IRS Employer)
incorporation or organization)                      Identification Number)

                     182 Main Street, Oneida, New York 13421
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (315) 363-2000
               --------------------------------------------------
               Registrant's telephone number, including area code

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

  |_| Large accelerated filer  |_| Accelerated filer  |X| Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes |_| No |X|

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes |_| No |X|

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,634,057 shares of the Registrant's common stock outstanding as of August 1, 2006.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                    Page
                                                                                    ----
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements                                                     1

             Consolidated Statements of Condition                                     2
             As of June 30, 2006 (unaudited) and December 31, 2005 (audited)

             Consolidated Statements of Operations (unaudited)                        3
             For the three months and six months ended June 30, 2006 and 2005

             Consolidated Statements of Comprehensive Income (unaudited)              4
             For the three months and six months ended June 30, 2006 and 2005

             Consolidated Statements of Changes in Stockholders' Equity (unaudited)   5
             For the three months and six months ended June 30, 2006

             Consolidated Statements of Cash Flows (unaudited)                        6
             For the three months and six months ended June 30, 2006 and 2005

             Notes to Consolidated Financial Statements (unaudited)                   8

   Item 2.   Management's Discussion and Analysis of Financial Condition             15
             And Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk              24

   Item 4.   Controls and Procedures                                                 24

PART II. OTHER INFORMATION                                                           25

   Item 1.   Legal Proceedings                                                       25

   Item 1a.  Risk Factors                                                            25

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds             25

   Item 3.   Defaults Upon Senior Securities                                         26

   Item 4.   Submission of Matters to a Vote of Security Holders                     26

   Item 5.   Other Information                                                       26

   Item 6.   Exhibits                                                                27

PART I. FINANCIAL INFORMATION

                Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2006 and December 31, 2005

                                                             (unaudited)         (audited)
                                                             At June 30,      At December 31,
                                                                 2006               2005
                                                                 ----               ----
ASSETS                                                      (in thousands, except share data)
         Cash and due from banks                             $    11,984       $    12,147
         Federal funds sold                                          233               730
                                                             -----------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                 12,217            12,877

         Investment securities, at fair value                     93,075           106,432
         Mortgage-backed securities, at fair value                27,145            29,097

         Mortgage loans held for sale                              1,010             1,354

         Loans receivable                                        245,831           236,682
         Allowance for loan losses                                (2,089)           (1,959)
                                                             -----------------------------
   LOANS RECEIVABLE, NET                                         243,742           234,723

         Federal Home Loan Bank stock                              3,489             3,858
         Bank premises and equipment, net                         14,684            12,703
         Accrued interest receivable                               2,194             2,194
         Other assets                                              7,784             7,921
         Cash surrender value - life insurance                    11,451            11,238
         Goodwill                                                 18,105            13,491
         Other intangible assets                                   1,926               873
         ---------------------------------------------------------------------------------
         TOTAL ASSETS                                        $   436,822       $   436,761
         =================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                           $   255,247       $   250,142
         Non-interest bearing deposits                            52,097            51,044
         Borrowings                                               68,930            77,270
         Other liabilities                                         6,094             4,717
                                                             -----------------------------
TOTAL LIABILITIES                                                382,368           383,173
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized                 --                --
         Common stock ($.01 par value; 20,000,000
              shares authorized; 8,322,452
              and 8,242,452 shares issued)                            83                82
         Additional paid-in capital                               18,345            18,300
         Retained earnings                                        42,942            41,711

         Common shares issued under employee
               stock ownership plans - unearned                     (288)             (288)
         Accumulated other comprehensive loss                     (3,587)           (3,091)
         Treasury stock (at cost, 539,178
                          and 549,412 shares)                     (3,041)           (3,075)
         Unearned stock-based compensation                            --               (51)
         ---------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                               54,454            53,588
         ---------------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                $   436,822       $   436,761
         =================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2006 (unaudited) and 2005 (unaudited)

                                                               Three Months Ended              Six Months Ended
                                                             June 30,       June 30,        June 30,       June 30,
                                                               2006           2005            2006          2005
                                                               ----           ----            ----          ----
                                                                        (in thousands, except share data)
INTEREST INCOME:
         Interest and fees on loans                         $   4,027       $   3,406      $   7,832      $   6,738
         Interest on investment and mortgage-
              backed securities                                 1,268           1,537          2,596          3,113
         Dividends on equity securities                           219             179            418            337
         Interest on federal funds sold and
              interest-earning deposits                            15              12             28             27
-------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                           5,529           5,134         10,874         10,215
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposits                                         124              85            241            163
         Money market and interest-bearing checking               294             158            574            309
         Time deposits                                            973             810          1,879          1,591
         Borrowings                                               849             757          1,701          1,498
         Notes Payable                                             54               2             56              2
-------------------------------------------------------------------------------------------------------------------
              Total interest expense                            2,294           1,812          4,451          3,563
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             3,235           3,322          6,423          6,652
         Less: Provision for loan losses                           80              80            160            160
-------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses          3,155           3,242          6,263          6,492
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
         Investment security (losses) gains, net                   (9)             41             22             43
         Gain on sale of mortgages, net                            21              36             57             84
         Commissions and fees on sales of
              Non-banking products                              3,942           2,164          6,348          4,293
         Other operating income                                   889             810          1,840          1,564
-------------------------------------------------------------------------------------------------------------------
   Total other income                                           4,843           3,051          8,267          5,984
-------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                     4,311           3,129          7,685          6,241
         Occupancy expenses, net                                  963             793          1,848          1,599
         Other operating expense                                1,323             964          2,360          1,918
-------------------------------------------------------------------------------------------------------------------
   Total other expenses                                         6,597           4,886         11,893          9,758
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      1,401           1,407          2,637          2,718
-------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                     354             385            662            721
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $   1,047       $   1,022      $   1,975      $   1,997
===================================================================================================================
EARNINGS PER SHARE - BASIC                                  $    0.14       $    0.13      $    0.26      $    0.26
===================================================================================================================
EARNINGS PER SHARE - DILUTED                                $    0.14       $    0.13      $    0.26      $    0.26
===================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Six Months Ended June 30, 2006 (unaudited) and 2005 (unaudited)

                                                           Three Months Ended                    Six Months Ended
                                                        June 30,         June 30,           June 30,         June 30,
                                                          2006             2005               2006             2005
                                                          ----             ----               ----             ----
                                                                               (In thousands)
Net income                                            $     1,047       $     1,022       $     1,975       $     1,997
                                                      -----------       -----------       -----------       -----------

Other comprehensive income (loss), net of tax:
  Unrealized gains on assets available for sale:
      Unrealized holding (losses) gains
        arising during period                              (1,704)              999              (805)           (1,209)
      Less: reclassification adjustment for
        Losses (Gains) included
          in net income                                         9               (41)              (22)              (43)
                                                      -----------       -----------       -----------       -----------
                                                           (1,695)              958              (827)           (1,252)
      Net income tax benefit (effect)                         678              (383)              331               501
                                                      -----------       -----------       -----------       -----------
Other comprehensive (loss) income, net of tax              (1,017)              575              (496)             (751)
Comprehensive income (loss)                           $        30       $     1,597       $     1,479       $     1,246
                                                      ===========       ===========       ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months and Six Months Ended June 30, 2006 (unaudited)


                                                                                                  Common Stock
                                                                         Accumulated             Issued Under    Unearned
                                                  Additional                 Other                  Employee       Stock
                                   Common Stock     Paid-In   Retained  Comprehensive  Treasury  Stock Plans-      Based
                                  Shares   Amount   Capital   Earning    Income(Loss)    Stock     Unearned    Compensation  Total
                                                               (in thousands, except number of shares)
Balance as of December 31, 2005  8,242,452  $ 82   $ 18,300   $41,711      $(3,091)     $(3,075)     $(288)        $(51)    $53,588
Net income                                                        928                                                           928
Other comprehensive income,
  net of tax                                                                   521                                              521
Shares issued under
  stock plans                                                                                                                    --
Shares earned under
  stock plans                                                                                                                    --
Common stock dividends:
  $0.22 per share                                                (744)                                                         (744)
Reclassification of unearned
  stock based Compensation
  in accordance with SFAS
  No. 123R                                              (51)                                                         51          --
Treasury stock reissued                                                                      34                                  34
                                ---------------------------------------------------------------------------------------------------

Balance as of March 31, 2006     8,242,452  $ 82   $ 18,249   $41,895      $(2,570)     $(3,041)     $(288)        $ --     $54,327

Net income                                                      1,047                                                         1,047
Other comprehensive income,
  net of tax                                                                (1,017)                                          (1,017)
Shares earned under
  stock plans                                            97                                                                      97
Shares issued under
  stock plans                       80,000     1         (1)                                                                     --
                                ---------------------------------------------------------------------------------------------------

Balance as of June 30, 2006      8,322,452  $ 83   $ 18,345   $42,942      $(3,587)     $(3,041)     $(288)        $ --     $54,454
                                ===================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Six Months Ended June 30, 2006 (unaudited) and 2005 (unaudited)

                                                                          Three Months Ended                  Six Months Ended
                                                                       June 30,         June 30,         June 30,         June 30,
                                                                         2006             2005             2006             2005
                                                                         ----             ----             ----             ----
Operating Activities:                                                                          (in thousands)
  Net income                                                          $    1,047       $    1,022       $    1,975       $    1,997
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                          424              265              720              531
      Amortization of premiums/discounts on securities, net                   26               52               54              116
      Provision for loan losses                                               80               80              160              160
      Stock compensation earned                                               97               22               97               87
      Loss on sale of other real estate                                       17               --               17               --
      Loss (gain) on sale/call of securities, net                              9              (41)             (22)             (43)
      Gain on sale of loans, net                                             (21)             (36)             (57)             (84)
      Income tax payable                                                    (417)            (251)            (130)             (15)
      Accrued interest receivable                                           (290)            (364)              --             (199)
      Other assets                                                        (1,124)          (1,797)             752           (1,000)
      Other liabilities                                                      372              776           (1,215)            (321)
      Origination of loans held for sale                                  (3,268)          (2,653)          (7,448)          (4,825)
      Proceeds from sales of loans                                         2,718            2,668            7,849            6,419
------------------------------------------------------------------------------------------------------------------------------------
          Net cash (used by) provided by operating activities               (330)            (257)           2,752            2,823
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                         (184)          (9,492)          (3,128)         (18,766)
  Principal collected on and proceeds of maturities
    sales or calls from investments                                        4,370            2,816           16,183            5,337
  Purchase of mortgage-backed securities                                      --               --             (999)              --
  Principal collected on and proceeds from sales
    of mortgage-backed securities                                          1,254            8,869            2,394           11,625
  Net increase in loans                                                   (9,263)         (11,668)          (9,241)         (16,314)
  Purchase of bank premises and equipment                                 (1,126)          (1,299)          (2,510)          (1,414)
  Proceeds from sale of other real estate                                     45               --               45               --
  Purchase of insurance agency                                            (1,556)              --           (1,782)              --
  Purchase of consulting group                                            (1,482)              --           (1,482)              --
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                           (7,942)         (10,774)            (520)         (19,532)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
    money market, interest-bearing checking and escrow                       126            9,992            4,399           13,559
  Net increase (decrease) in time deposits                                 2,417             (726)           1,759           (2,414)
  Proceeds from borrowings                                                19,030           25,000           35,530           38,500
  Repayment of borrowings                                                (13,500)         (20,300)         (43,870)         (33,800)
  Cash dividends                                                              --               --             (744)            (672)
  Purchase of treasury stock                                                  --              (93)              --              (93)
  Exercise of stock options (using treasury stock)                            --               33               34               47
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities              8,073           13,906           (2,892)          15,127
------------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                            (199)           2,875             (660)          (1,582)
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                          12,416           10,576           12,877           15,033
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $   12,217       $   13,451       $   12,217       $   13,451
====================================================================================================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                     2,284            1,827            4,498            3,577
Cash paid for income taxes                                                   485              636              505              636
Non-cash investing activities:
Transfer of loans to other real estate                                        --               53               62               53
Note payable issued in connection with acquisitions                        2,174               --            2,594               --
====================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                  JUNE 30, 2006

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at June 30, 2006 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and six-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Note B - Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for the calculation unless unearned. Diluted earnings per share give effect to weighted average shares, which would be outstanding assuming the exercise of issued options and awards using the treasury stock method. Earnings per common share have been computed based on the following for the years ended June 30:

                                         Income          Shares     Per Share
June 30, 2006:
--------------
Net income (Three Months Ended)        $1,047,218
                                       ----------

Basic Earnings Per Share:              $1,047,218      7,632,762      $0.14
                                                                      -----
Effect of dilutive securities:
         Stock options and awards              --         75,561
                                       -------------------------
Diluted Earnings Per Share             $1,047,218      7,708,323      $0.14
                                                                      -----

June 30, 2005:
--------------
Net income (Three Months Ended)        $1,022,438
                                       ----------

Basic Earnings Per Share:              $1,022,438      7,575,568      $0.13
                                                                      -----
Effect of dilutive securities:
         Stock options and awards              --        100,139
                                       -------------------------
Diluted Earnings Per Share             $1,022,438      7,675,707      $0.13
                                                                      -----

June 30, 2006:
--------------
Net income (Six Months Ended)          $1,975,415
                                       ----------

Basic Earnings Per Share:              $1,975,415      7,631,870      $0.26
                                                                      -----
Effect of dilutive securities:
         Stock options and awards              --         76,591
                                       -------------------------
Diluted Earnings Per Share             $1,975,415      7,708,461      $0.26
                                                                      -----

June 30, 2005:
--------------
Net income (Six Months Ended)          $1,996,974
                                       ----------

Basic Earnings Per Share:              $1,996,974      7,557,766      $0.26
                                                                      -----
Effect of dilutive securities:
         Stock options and awards              --        110,930
                                       -------------------------
Diluted Earnings Per Share             $1,996,974      7,668,696      $0.26
                                                                      -----

Stock options for 54,559 and 37,067 shares of common stock were not considered in computing diluted earnings per common share for the three months ending June 30, 2006 and June 30, 2005 respectively because they were antidilutive. For the six months ending June 30, 2006 and June 30, 2005, stock options for 54,559 and 35,591 shares respectively were not considered.

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

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting:

                                       Three months ended June 30, 2006
                                   Using          SFAS
                                   Previous       123 (R)          As
                                   Accounting     Adjustments      Reported

Income before income taxes          $  1,404          $(3)          $  1,401
Income taxes                             355            1                354
                                    --------          ---           --------
Net income                          $  1,049          $(2)          $  1,047
                                    ========          ===           ========

Basic earnings per share            $   0.14           --           $   0.14
Diluted earnings per share          $   0.14           --           $   0.14

                                        Six months ended June 30, 2006
                                   Using          SFAS
                                   Previous       123 (R)          As
                                   Accounting     Adjustments      Reported

Income before income taxes          $  2,645          $(8)          $  2,637
Income taxes                             664            2                662
                                    --------          ---           --------
Net income                          $  1,981          $(6)          $  1,975
                                    ========          ===           ========

Basic earnings per share            $   0.26           --           $   0.26
Diluted earnings per share          $   0.26           --           $   0.26

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for stock-Based Compensation," to stock-based employee compensation.

                                                      Three Months Ended    Six Months Ended
                                                        June 30, 2005        June 30, 2005
                                                        -------------        -------------
Net income:                                             (in thousands, except per share data)
        As reported                                       $   1,022            $   1,997
Deduct: Total stock-based employee
        Compensation expense determined under
        fair value method, net of related taxes                 (18)                 (36)
                                                          ---------            ---------
Pro forma                                                 $   1,004            $   1,961
                                                          =========            =========

Earnings per share:
  As reported
        Basic                                             $    0.13            $    0.26
        Diluted                                           $    0.13            $    0.26
  Pro forma
        Basic                                             $    0.13            $    0.26
        Diluted                                           $    0.12            $    0.26

Compensation expense charged for the three months ended and six months ended June 30, 2006 for stock options was $6,000 and $8,200 respectively. The options granted were reload options for options exercised during the quarters. The reloaded options have the same features as the original awarded options. All original awarded options were vested as of April 2005.

During 2006, the Company issued 80,000 shares of restricted stock under the 2006 Recognition and Retention plan. The market value of the shares awarded at the date of grant approximated $777,920. In addition, in 2006, the Company awarded 10,000 shares of restricted stock from the unallocated shares under the 2000 Management Recognition and Retention Plan having a market value of approximately $114,400. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is accrued ratably over the five year vesting period for shares of restricted stock granted which will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans were $89,232 and $21,746 for the three months ended June 30, 2006 and 2005 respectively, and $89,232 and $86,985 for the six month period ending June 30, 2006 and 2005 respectively. Shares unallocated under the plan available for future awards were 12,886 and 10,886 at June 30, 2006 and 2005 respectively.

Activity in the plan for 2006 was as follows:

                                               Range of                       Weighted Average
                                                       Option Exercise                  Exercise Price
                                       Options         Price             Options        Shares
                                     Outstanding       Per Share         Exercisable    Outstanding
                             ---------------------------------------------------------------------------
Outstanding at December 31, 2005       198,148       $ 4.722 - $18.167    198,148         $7.309
Granted                                  2,191       $11.500 - $11.700
Exercised                              (12,425)          $4.722
Forfeited                                 (675)          $4.722
                                       -------
Outstanding at June 30, 2006           187,239       $4.722-$18.167       187,239         $7.541
                                       =======

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2006 was $645,800.

Management estimated the fair value of options granted using the Black-Scholes option-pricing model. The Black-Scholes model requires several assumptions, which management developed based on historical trends and current market observations. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the six months ended June 30:

                                      January 2006        May 2006
                                      ------------        --------
Options granted                            1,452               739
Fair value, calculated                   $3.8178           $3.5498
Exercise price                           $11.700           $11.500
Risk-free interest rate                     5.00%             5.00%
Expected stock price volatility           43.012%           43.012%
Expected dividend rate                      3.00%             3.00%
Expected life                               4.25 years        3.92 years

At June 30, 2006, the weighted average information for outstanding and exercisable shares is as follows:

                        Shares outstanding and Exercisable
            ------------------------------------------------------------
            Range of                                           Remaining
            Exercise                               Exercise       Life
            Price                     Shares       Price        (Years)
            ------------------------------------------------------------

            $3.633 - $5.45            128,215      $ 4.722       3.78
            $9.094 - $10.90             4,465      $ 9.419       3.82
            $10.90 - $12.717           18,968      $11.994       3.82
            $12.717 - $14.534          18,689      $14.000       3.82
            $14.534 - $16.350           6,600      $17.247       3.82
            $16.350 - $18.167          10,302      $17.247       3.82
                                    ---------      -------      -----
                 Total average        187,239      $7.5409      3.795
                                    =========      =======      =====

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.95% of the outstanding shares as of June 30, 2006 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice subject to the condition that Oneida Financial Corp.'s retained earnings be restricted by the dollar amount of dividends waived by Oneida Financial MHC. As of June 30, 2006 and December 31, 2005, the retained earnings restricted for cash dividends waived was $8,083,176 and $7,135,031, respectively.

Note E - Pension Plan

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                            Three Months Ended                  Six Months Ended
                                                          June 30,        June 30,         June 30,        June 30,
                                                            2006            2005            2006            2005
                                                            ----            ----            ----            ----
                                                                               (in thousands)
Service cost                                              $     --        $     --        $      --       $      --
Interest cost                                               70,986          77,601          141,972         155,202
Expected return on plan assets                             (73,005)        (97,693)        (146,010)       (195,386)
Amortization of unrecognized loss                           18,539          33,903           37,078          67,806
Amortization of unrecognized prior service liability            --              --               --              --
                                                          --------        --------        ---------       ---------
         Net pension and postretirement cost              $ 16,520        $ 13,811        $  33,040       $  27,622
                                                          ========        ========        =========       =========

                                                             2006                    2005
Weighted-average assumptions as of December 31:
         Discount rate                                      5.750%                  6.125%
         Expected return on plan assets                     7.000%                  9.000%
         Rate of compensation increase                      0.000%                  0.000%

The rate of compensation increase is expected to be 0% as the plan was frozen as of June 15, 2004. As of June 30, 2006, contributions to the plan totaled $9,950. The Bank anticipates contributing $39,798 in 2006 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at June 30, 2006 and December 31, 2005:

                                                             June 30, 2006
                                                -------------------------------------------
                                                           Gross Unrealized
Investment Securities                           Fair Value        Gains           Losses
                                                -------------------------------------------
Available for sale portfolio:                                 (in thousands)
-----------------------------
     Debt securities:
         U. S. Agencies                         $   33,599      $       --      $    1,438
         Corporate                                  18,163              73             567
         State and municipals                       24,522              41             482
                                                ----------      ----------      ----------
                                                    76,284             114           2,487
     Equity investments:
         Preferred and other equity stocks          14,077             206             358
         Mutual fund                                 2,714              --              69
                                                ----------      ----------      ----------
                                                $   93,075      $      320      $    2,914
                                                ==========      ==========      ==========
Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
     Fannie Mae                                 $    8,021      $       --      $      384
     Freddie Mac                                    17,169              --             866
     Small Business Administration                      17              --              --
     Collateralized Mortgage Obligations             1,938              --              80
                                                ----------      ----------      ----------
                                                $   27,145      $       --      $    1,330
                                                ==========      ==========      ==========

                                                               December 31, 2005
                                                ---------------------------------------------
                                                                      Gross Unrealized
Investment Securities                            Fair Value        Gains           Losses
                                                ---------------------------------------------
  Available for sale portfolio:                                       (in thousands)
  -----------------------------
     Debt securities:
         U. S. Agencies                         $    35,437      $        --      $     1,087
         Corporate                                   21,903               75              868
         State and municipals                        32,498              194              187
                                                -----------      -----------      -----------
                                                     89,838              269            2,142
     Equity investments:
         Preferred and other equity stocks           13,904              132              456
         Mutual fund                                  2,690               --               93
                                                -----------      -----------      -----------
                                                $   106,432      $       401      $     2,691
                                                ===========      ===========      ===========
Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
     Fannie Mae                                 $     8,937      $        21      $       289
     Freddie Mac                                     18,034            1,749              461
     Small Business Administration                       23               --               --
     Collateralized Mortgage Obligations              2,103               --               58
                                                -----------      -----------      -----------
                                                $    29,097      $     1,770      $       808
                                                ===========      ===========      ===========

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

The Company currently has a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. The unrealized loss at June 30, 2006 and December 31, 2005 of $185,000 and $399,000 respectively have not been considered other than temporary as GMAC is a profitable division of General Motors, the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value, and management believes that the repayment of the investment is probable at maturity.

Note G - Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At June 30, 2006 the allowance for loan losses as a percentage of net loans receivable was 0.85% as compared to 0.83% at December 31, 2005.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                       Three Months Ended           Six Months Ended
                                     June 30,      June 30,     June 30,       June 30,
                                       2006          2005         2006           2005
                                       ----          ----         ----           ----
                                                       (in thousands)
Balance at beginning of period:      $ 2,063       $ 1,972       $ 1,959       $ 1,982
Net charge-offs:
     Charge-offs                         (83)         (129)         (140)         (237)
     Recoveries                           29            37           110            55
                                     -------       -------       -------       -------
Net charge-offs                          (54)          (92)          (30)         (182)
Provision for loan losses                 80            80           160           160
                                     -------       -------       -------       -------
Balance at end of period             $ 2,089       $ 1,960       $ 2,089       $ 1,960
                                     =======       =======       =======       =======

Impaired loans were as follows:                     June 30, 2006      December 31, 2005
                                                               (in thousands)
      Impaired loans                                 $        --          $        39
      Allocated allowance for loan losses            $        --          $        14
      Average of impaired loans during the year      $        18          $        55
      Cash-basis interest income recognized          $         1          $         3

Note H - Segment Information

The Company has determined that it has three primary business segments, its banking franchise, its insurance activities and its benefit consulting activity. For the three months and six months ended June 30, 2006 and 2005, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Company's benefit consulting activities consisted of those conducted through its wholly owned subsidiary doing business as Benefit Consulting Group, Inc. Information about the Company's segments is presented in the following table for the periods indicated:

                                                                         Three Months Ended June 30, 2006
                                                           ----------------------------------------------------------------
                                                             Banking         Insurance      Benefit Consulting
                                                           Activities       Activities          Activities         Total
                                                                          (in thousands)
Net interest income                                        $     3,235      $        --        $        --      $     3,235
Provision for loan losses                                           80               --                 --               80
                                                           -----------      -----------        -----------      -----------
  Net interest income after provision for loan losses            3,155               --                 --            3,155
Other income                                                       901            2,407              1,535            4,843
Other expenses                                                   3,287            2,005              1,305            6,597
                                                           -----------      -----------        -----------      -----------
   Income before income taxes                                      769              402                230            1,401
Income tax expense                                                 159              125                 70              354
                                                           -----------      -----------        -----------      -----------
   Net income                                              $       610      $       277        $       160      $     1,047
                                                           ===========      ===========        ===========      ===========

                                                                               Three Months Ended June 30, 2005
                                                           ------------------------------------------------------------------
                                                              Banking         Insurance    Benefit Consulting
                                                            Activities        Activities       Activities           Total
                                                                            (in thousands)
Net interest income                                        $      3,322      $         --      $         --      $      3,322
Provision for loan losses                                            80                --                --                80
                                                           ------------      ------------      ------------      ------------
  Net interest income after provision for loan losses             3,242                --                --             3,242
Other income                                                        887             2,164                --             3,051
Other expenses                                                    3,087             1,799                --             4,886
                                                           ------------      ------------      ------------      ------------
    Income before income taxes                                    1,042               365                --             1,407
Income tax expense                                                  270               115                --               385
                                                           ------------      ------------      ------------      ------------
    Net income                                             $        772      $        250      $         --      $      1,022
                                                           ============      ============      ============      ============

                                                                               Six Months Ended June 30, 2006
                                                           ------------------------------------------------------------------
                                                              Banking         Insurance    Benefit Consulting
                                                            Activities        Activities       Activities           Total
                                                                            (in thousands)
Net interest income                                        $      6,423      $         --      $         --      $      6,423
Provision for loan losses                                           160                --                --               160
                                                           ------------      ------------      ------------      ------------
  Net interest income after provision for loan losses             6,263                --                --             6,263
Other income                                                      1,919             4,813             1,535             8,267
Other expenses                                                    6,648             3,940             1,305            11,893
                                                           ------------      ------------      ------------      ------------
    Income before income taxes                                    1,534               873               230             2,637
Income tax expense                                                  317               275                70               662
                                                           ------------      ------------      ------------      ------------
    Net income                                             $      1,217      $        598      $        160      $      1,975
                                                           ============      ============      ============      ============

                                                                                Six Months Ended June 30, 2005
                                                           ------------------------------------------------------------------
                                                              Banking         Insurance    Benefit Consulting
                                                            Activities        Activities       Activities           Total
                                                                            (in thousands)
Net interest income                                        $      6,652      $         --      $         --      $      6,652
Provision for loan losses                                           160                --                --               160
                                                           ------------      ------------      ------------      ------------
  Net interest income after provision for loan losses             6,492                --                --             6,492
Other income                                                      1,691             4,293                --             5,984
Other expenses                                                    6,182             3,576                --             9,758
                                                           ------------      ------------      ------------      ------------
    Income before income taxes                                    2,001               717                --             2,718
Income tax expense                                                  496               225                --               721
                                                           ------------      ------------      ------------      ------------
    Net income                                             $      1,505      $        492      $         --      $      1,997
                                                           ============      ============      ============      ============

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

On June 28, 2006, the Bank completed its acquisition of Benefit Consulting Group L.L.C., an employee benefits consulting and retirement plan administration firm for $1.5 million in cash and established a note payable for $2.2 million to be paid over 24 months with interest at 5.00% per annum for intangible assets. There were no tangible assets acquired as part of the acquisition. Goodwill in the amount of $2.5 million and intangible assets in the amount of $1.1 million was recorded in conjunction with the transaction. The resulting company doing business as Benefit Consulting Group, Inc., is a wholly-owned subsidiary of Oneida Savings Bank.

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency activities of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2005 and June 30, 2006 the Company had 7,623,076 shares and 7,633,310 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a cash dividend as of July 12, 2006 of $0.23 per share which was paid to its shareholders on August 8, 2006. Oneida Financial MHC waived its receipt of dividends. As of June 30, 2006 and December 31, 2005 the retained earnings restricted for cash dividends waived was $8,083,176 and $7,135,031.

      On February 23, 2006, the Bank completed its acquisition of Parsons, Cote & Co., Inc., an insurance agency. The Bank paid $214,376 in cash and established a note payable for $419,570 to be paid over 36 months with interest at 5.00% per annum for fixed assets and other intangible assets. Goodwill in the amount of $576,000 and intangible assets in the amount of $71,000 was recorded in conjunction with the transaction. Parsons, Cote & Co., Inc. has been subsequently merged into Bailey and Haskell Associates, Inc. Amortization expense related to the acquisition was $5,700 for the three months ended June 30, 2006 and $9,500 for the six months ended June 30, 2006.

      On June 28, 2006, the Bank completed its acquisition of Benefit Consulting Group L.L.C., an employee benefits consulting and retirement plan administration firm for $1.5 million in cash and established a note payable for $2.2 million to be paid over 24 months with interest at 5.00% per annum for intangible assets. Goodwill in the amount of $2.5 million and intangible assets in the amount of $1.1 million was recorded in conjunction with the transaction.

      The resulting company is doing business as Benefit Consulting Group, Inc., is a wholly-owned subsidiary of Oneida Savings Bank. The acquisition was effective January 1, 2006. Amortization expense related to the acquisition was approximately $125,000 as of June 20, 2006.

FINANCIAL CONDITION

      ASSETS. Total assets at June 30, 2006 and at December 31, 2005 remained stable at $436.8 million. Investment securities decreased $13.4 million and mortgage-backed securities decreased $2.0 million due to the principal collected on and proceeds from sales and maturities of investment and mortgaged backed securities. Investments were sold during the second quarter 2006 as funds were redeployed in higher yielding loans. Loans receivable, including loans held for sale, increased $8.8 million to $246.8 million at June 30, 2006 compared with $238.0 million at December 31, 2005. At June 30, 2006, total commercial loans increased by $3.6 million, residential mortgages increased by $3.2 million, commercial real estate loans increased by $1.8 million and consumer loans increased $550,000 from December 31, 2005. Mortgage loans held for sale decreased $343,000, after the sale of $7.8 million of fixed-rate residential real estate loans in the secondary market during the six months ended June 30, 2006. Goodwill and other intangibles increased to $20.0 million as June 30, 2006 as compared with $14.3 at December 31, 2005 due to the payment of the contingent purchase consideration payment for 2005 as part of the acquisition of Bailey and Haskell Associates, Inc. during 2000 as well as an insurance agency acquisition during the first quarter of 2006 and the completion of the acquisition of the benefits consulting firm in the second quarter of 2006.

      The allowance for loan losses increased slightly to $2.1 million at June 30, 2006 from $2.0 million at December 31, 2005. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At June 30, 2006 the allowance for loan losses as a percentage of net loans receivable was 0.85% as compared to 0.83% as of December 31, 2005.

      Premises and equipment increased $2.0 million from December 31, 2005 to June 30, 2006 as a result of the construction of a 15,000 square foot insurance office located in Clay, New York which will replace three leased office locations. The Company also began construction of a new banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York which is expected to be completed during the fourth quarter of 2006.

      LIABILITIES. Total liabilities decreased by $805,000 to $382.4 million at June 30, 2006 from $383.2 million at December 31, 2005. The decrease is primarily the result of a decrease in borrowings as the overnight line of credit of $10.9 million as of December 31, 2005 was reduced to $5.5 million as of June 30, 2006. Total borrowings decreased $8.4 million from $77.3 million at December 31, 2005 to $68.9 million at June 30, 2006. Offsetting the decrease in borrowings, interest bearing deposits increased $5.1 million and non-interest bearing deposits increased $1.1 million. Other liabilities increased $1.4 million due to an increase in notes payable in relation to the completion of the acquisition of the benefits consulting firm in the second quarter of 2006 and an insurance agency acquisition in the first quarter of 2006.

      STOCKHOLDERS' EQUITY. Total stockholders' equity at June 30, 2006 was $54.5 million, an increase of $866,000 from $53.6 million at December 31, 2005. The increase in stockholders' equity was due to the addition of after-tax net income of $1,975,000 for the six months ended June 30, 2006. Offsetting this equity increase was a decrease in the valuation adjustments made for the Company's available for sale investment and mortgage-backed securities. Accumulated Other Comprehensive Income (Loss) decreased $496,000 from December 31, 2005. The payment of the Company's semiannual cash dividend of $0.22 resulted in a reduction in stockholders' equity of $744,000.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months and six months ended June 30, 2006 and 2005 and for the year ended December 31, 2005. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

      TABLE 1. Average Balance Sheet.

                                                       Three Months Ended June 30,                      Twelve Months Ended Dec. 31,
                                       -----------------------------------------------------          ------------------------------
                                                       2006                           2005                           2005
                                          Average    Interest            Average    Interest            Average    Interest
                                        Outstanding   Earned/  Yield/  Outstanding  Earned/   Yield/  Outstanding   Earned/   Yield/
Assets                                    Balance      Paid     Rate     Balance      Paid     Rate     Balance      Paid      Rate
------                                    -------      ----     ----     -------      ----     ----     -------      ----      ----
                                                                             (Dollars in Thousands)
Interest-earning Assets:
------------------------
  Loans Receivable*                      $241,738    $  4,027   6.66%    $221,439    $3,406    6.15%    $226,940    $14,197    6.26%
  Investment and Mortgage-Backed
     Securities                           110,794       1,268   4.58%     135,724     1,537    4.53%     132,251      6,026    4.56%
  Federal Funds                             1,270          15   4.72%       1,737        12    2.76%       1,349         49    3.63%
  Equity Securities                        17,012         219   5.15%      19,440       179    3.68%      19,934        740    3.71%
                                         --------    --------  -----     --------    ------   -----     --------    -------   -----
    Total Interest-earning Assets         370,814       5,529   5.96%     378,340     5,134    5.43%     380,474     21,012    5.52%
                                         --------    --------  -----     --------    ------   -----     --------    -------   -----
Non interest-earning assets:
----------------------------
  Cash and due from banks                   9,649                          10,545                         10,781
  Other assets                             51,687                          39,947                         41,566
                                         --------                        --------                       --------
              Total assets               $432,150                        $428,832                       $432,821
                                         ========                        ========                       ========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                  $ 41,219    $    270   2.63%    $ 40,217    $  120    1.20%    $ 44,352    $   706    1.59%
  Savings Accounts                         70,486         124   0.71%      74,299        85    0.46%      73,036        395    0.54%
  Interest-bearing Checking                30,931          24   0.31%      28,633        38    0.53%      29,348        132    0.45%
  Time Deposits                           107,193         973   3.64%     110,599       810    2.94%     109,030      3,313    3.04%
  Borrowings                               68,614         849   4.96%      66,688       757    4.55%      68,335      3,139    4.59%
  Notes Payable                               406          54  53.35%          45         2   17.83%          37          2    5.41%
                                         --------    --------  -----     --------    ------   -----     --------    -------   -----
    Total Interest-bearing Liabilities    318,849       2,294   2.89%     320,481     1,812    2.27%     324,138      7,687    2.37%
                                         --------    --------  -----     --------    ------   -----     --------    -------   -----
Non interest-bearing liabilities:
---------------------------------
  Demand deposits                          51,317                          50,889                         50,490
  Other liabilities                         7,279                           5,428                          5,358
                                         --------                        --------                       --------
      Total liabilities                  $377,445                        $376,798                       $379,986
                                         --------                        --------                       --------
Stockholders' equity                       54,705                          52,034                         52,835
                                         --------                        --------                       --------
Total liabilities and stockholders'
equity                                   $432,150                        $428,832                       $432,821
                                         ========                        ========                       ========
    Net Interest Income                              $  3,235                        $3,322                         $13,325
                                                     ========                        ======                         =======
    Net Interest Spread                                         3.08%                          3.16%                           3.15%
                                                                ====                          =====                           =====
    Net Earning Assets                   $ 51,965                        $ 57,859                       $ 56,336
                                         ========                        ========                       ========
   Net yield on average
      Interest-earning assets                            3.49%                         3.51%                           3.50%
                                                     ========                        ======                         =======
    Average interest-earning
      assets to average
      Interest-bearing liabilities                     116.30%                       118.05%                         117.38%
                                                     ========                        ======                         =======

                                                      Six Months Ended June 30,                        Twelve MonthsEnded Dec. 31,
                                      ------------------------------------------------------          -----------------------------
                                                      2006                            2005                           2005
                                         Average   Interest              Average    Interest            Average    Interest
                                      Outstanding   Earned/   Yield/   Outstanding   Earned/  Yield/  Outstanding   Earned/   Yield/
Assets                                   Balance     Paid      Rate      Balance      Paid     Rate     Balance      Paid     Rate
------                                   -------     ----      ----      -------      ----     ----     -------      ----     ----
                                                                           (Dollars in Thousands)
Interest-earning Assets:
------------------------
  Loans Receivable*                     $239,774    $ 7,832    6.53%    $218,691   $  6,738    6.16%    $226,940  $ 14,197    6.26%
  Investment and Mortgage-Backed
      Securities                         113,399      2,596    4.58%     136,578      3,113    4.56%     132,251     6,026    4.56%
  Federal Funds                            1,110         28    5.05%       1,665         27    3.24%       1,349        49    3.63%
  Equity Securities                       18,825        418    4.44%      18,805        337    3.58%      19,934       740    3.71%
                                        --------    -------   -----     --------   --------   -----     --------  --------   -----
    Total Interest-earning Assets        373,108     10,874    5.83%     375,739     10,215    5.44%     380,474    21,012    5.52%
                                        --------    -------   -----     --------   --------   -----     --------  --------   -----
Non interest-earning assets:
----------------------------
  Cash and due from banks                 10,194                          10,827                         10,781
  Other assets                            48,833                          40,030                         41,566
                                        --------                        --------                       --------
         Total assets                   $432,135                        $426,596                       $432,821
                                        ========                        ========                       ========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                 $ 41,986    $   527    2.53%    $ 40,332   $    249    1.24%    $ 44,352  $    706    1.59%
  Savings Accounts                        70,208        241    0.69%      73,672        163    0.45%      73,036       395    0.54%
  Interest-bearing Checking               30,931         47    0.31%      28,737         60    0.42%      29,348       132    0.45%
  Time Deposits                          106,482      1,879    3.56%     110,478      1,591    2.90%     109,030     3,313    3.04%
  Borrowings                              70,385      1,701    4.87%      65,998      1,498    4.58%      68,335     3,139    4.59%
  Notes Payable                              275         56   41.06%          60          2    6.72%          37         2    5.41%
                                        --------    -------   -----     --------   --------   -----     --------  --------   -----
    Total Interest-bearing Liabilities   320,267      4,451    2.80%     319,277      3,563    2.25%     324,138     7,687    2.37%
                                        --------    -------   -----     --------   --------   -----     --------  --------   -----
Non interest-bearing liabilities:
---------------------------------
  Demand deposits                         50,606                          49,636                         50,490
  Other liabilities                        7,081                           5,296                          5,358
                                        --------                        --------                       --------
      Total liabilities                 $377,954                        $374,209                       $379,986
                                        --------                        --------                       --------
Stockholders' equity                      54,181                          52,389                         52,835
                                        --------                        --------                       --------
Total liabilities and stockholders'
equity                                  $432,135                        $426,598                       $432,821
                                        ========                        ========                       ========

  Net Interest Income                               $ 6,423                     $  6,652                       $ 13,325
                                                    =======                     ========                       ========
  Net Interest Spread                                         3.03%                           3.19%                          3.15%
                                                              =====                           =====                          =====
  Net Earning Assets                    $ 52,841                        $ 56,462                       $ 56,336
                                        ========                        ========                       ========
  Net yield on average
    Interest-earning assets                         3.44%                           3.54%                          3.50%
                                                    ======                        =======                          ======
  Average interest-earning
    assets to average
    Interest-bearing liabilities                    116.50%                         117.68%                        117.38%
                                                    =======                        ========                        =======

*Included in average loans receivable balance for the periods presented is Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended June 30, 2006 was $1,047,000, an increase of $25,000 or 2.4% from $1,022,000 for the three months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $1,975,000, a decrease of $22,000 or 1.1% from $1,997,000 for the six months ended June 30, 2005. The fairly stable net income was due primarily the result of increases in non-interest income and decreases in the provision for taxes, partially offset by decreases in net interest income and increases in non-interest expenses.

      INTEREST INCOME. Interest and dividend income increased by $395,000 or 7.7%, to $5.5 million for the three months ended June 30, 2006 from $5.1 million for three months ended June 30, 2005. For the six months ended June 30, 2006, interest and dividend income increased by $659,000 or 6.5% to $10.9 million from $10.2 million for the six months ended June 30, 2005. The increase in interest income was the result of an increase in the average yield of interest-earning assets offset by a decrease in the average balances during the three months and six months ended June 30, 2006 compared to the same periods in 2005.

      Interest on loans increased $621,000 to $4.0 million for the three months ended June 30, 2006 from $3.4 million for the three months ended June 30, 2005. The increase in interest income on loans is a result of an increase of $20.3 million in the average balance of loans receivable for the three months ended June 30, 2006 as compared with the same period in 2005 as well as an increase of 51 basis points in the average yield to 6.66% for the three months ended June 30, 2006 from 6.15% for the three months ended June 30, 2005. For the six months ended June 30, 2006, the average balance of loans increased $21.1 million while the average yield increased 37 basis points to 6.53% during the 2006 period from 6.16% during the 2005 period. The average balance of commercial real estate loans increased $6.7 million at June 30, 2006 from June 30, 2005 while the average balance of commercial business loans increased $3.0 million during the six months ended 2006 compared with 2005. Consumer loans increased $9.4 million during the 2006 period as compared to 2005. The average balance of residential real estate loans increased $2.5 million for the same time period, after recording the sale of $16.3 million in fixed rate one-to-four family residential real estate loans.

      Investment income decreased $269,000 as a result of a decrease in the average balance of investment securities and mortgage-backed securities of $24.9 million for the three months period ending June 30, 2006 as compared with the same period in 2005. The decrease in the average balance was partially offset by an increase in average yield of 5 basis points to 4.58% for the three months ended June 30, 2006 from 4.53% for the three months ended June 30, 2005. For the six months ended June 30, 2005, investment income decreased $517,000 as compared with the same period in 2005 due to a decrease in the average balance of investment and mortgage-backed securities of $23.2 million for the six month period ending June 30, 2006 as compared with the same period in 2005.

      Interest income from federal funds increased during the three months ended June 30, 2006 to $15,000 as compared with $12,000 for the 2005 period. The increase in interest income is due to an increase of 196 basis points in the average yield offset by a decrease in the average balance of $467,000. For the six months ended June 30, 2006, interest income from federal funds increased by $1,000 due an increase of 181 basis points in the average yield offset by a decrease in the average balance of $555,000.

      INTEREST EXPENSE. Interest expense was $2.3 million for the three months ended June 30, 2006, an increase of $482,000 or 26.6% from the same period in 2005. The increase in interest expense is due to an increase in interest paid on borrowed funds and deposit accounts. Interest expense on borrowed funds totaled $849,000 for the second quarter of 2006 compared with $757,000 for the 2005 period. The average cost of borrowed funds increased 41 basis points to 4.96% for the three months ended June 30, 2006 from 4.55% for the three months ended June 30, 2005. For the six months ended June 30, 2006, interest expense on borrowed funds increased $203,000 due to an increase in the average cost of borrowed funds of 29 basis points from 4.58% to 4.87%. In addition, the average balance outstanding of borrowings increased during the six months ended June 30, 2006 to $70.4 million compared to $66.0 million for the six month period in 2006. Interest expense on deposits increased $338,000 and totaled $1.4 million for the three months ended June 30, 2006 as compared to $1.1 million for the three month period in 2005. The average cost of deposits was 2.23% for the three month period ending June 30, 2006 compared with 1.66% for the three month period in 2005. In addition, the average balance of deposit accounts decreased $3.9 million from June 2005 to June 2006. For the six months ended June 30, 2006, the average cost of deposits was 2.18% as compared with 1.64% for the six month period in 2005. In addition, the average balance of deposit accounts decreased $3.6 million for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

      PROVISION FOR LOAN LOSSES. Total provision for loan losses for the three months ended June 30, 2006 and 2005 were $80,000. For the six months ended June 30, 2006 and 2005, total provision for loan losses were $160,000. The allowance for loan losses was $2.1 million or 0.85% of loans receivable at June 30, 2006 as compared with $2.0 million or 0.87% of loans receivable at June 30, 2005. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

      OTHER INCOME. Other operating income increased by $1.8 million for the three-month period ending June 30, 2006 compared with the same period in 2005 to $4.8 million from $3.1 million. The increase in other income was primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities as well as the income associated with the acquisition of Benefit Consulting Group LLC effective January 1, 2006. Commissions and fees on sales of non-banking products was $3.9 million for the three months ended June 30, 2006 as compared to $2.2 million for the same period in 2005. Offsetting the increase in commissions and fees, the Company recognized net losses on the sales of investment securities for the three months ended June 30, 2006 of $9,000 as compared to net gains of $41,000 for the same period in 2005.

      For the six months ended June 30, 2006, other operating income increased $2.3 million to $8.3 million as of June 30, 2006 from $6.0 million for the six months ended June 30, 2005. The increase is primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities as well as the income associated with the acquisition of Benefit Consulting Group LLC effective January 1, 2006. Commissions and fees on sales of non-banking products was $6.3 million for the six months ended June 30, 2006 as compared to $4.3 million for the six months ended in 2005. In addition, service charges on deposit accounts increased $115,000 or 11.4% for the six months ended June 30, 2006 compared with the six months ended June 30, 2005.

      OTHER EXPENSES. Other operating expenses increased by $1.7 million or 35.0%, to $6.6 million for the three months ended June 30, 2006 from $4.9 million for the same period in 2005. Compensation expense increased $1.2, million or 37.8% due to expenses associated with the benefit consulting group acquisition. Equipment and occupancy increased $170,000 or 21.4% due to the completion of two new banking facilities in Oneida and Chittenango, New York during the last quarter 2005. For the six months ended June 30, 2006, other operating expenses increased by $2.1 million to $11.9 million from $9.8 million for the same period in 2005. The increase in expenses is associated with the acquisition of the benefit consulting group firm in the second quarter of 2006.

      INCOME TAX. Income tax expense was $354,000 for the three months ended June 30, 2006, a decrease of $31,000 from the second quarter 2005 expense of $385,000. For the six months ended June 30, 2006, the income tax expense was $662,000, a decrease of $59,000 from $721,000 for the six months ended June 30, 2005. The effective tax rate decreased to 25.1% for the six months of 2006 from 26.5% for the six months of 2005 to reflect the overall tax rate expected to be in effect for 2006.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2006, loan originations totaled $31.2 million compared to $32.0 million during the second quarter of 2005. The purchases of investment securities totaled $184,000 during the second quarter of 2006 as compared to $9.5 million during the second quarter of 2005. The decrease in the purchases of investment securities is due to liquidity constraints and use of overnight lines of credit to fund loan growth.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the second quarter of 2006 cash flows provided by the sale, principal payments and maturity of securities available for sale were $5.6 million compared to $11.7 million for the same period in 2005.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2006 the Company had outstanding commitments to originate loans of approximately $9.6 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $4.6 million at June 30, 2006.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $38.3 million at June 30, 2006 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2006 the total of cash, interest-earnings demand accounts and federal funds sold was $12.2 million.

At June 30, 2006, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                             For Capital                Prompt Corrective
                                               Actual                     Adequacy Purposes             Action Provisions
                                    ----------------------------      ------------------------      ------------------------
                                       Amount              Ratio         Amount          Ratio        Amount           Ratio
As of June 30, 2006:                                                   (Dollars in thousands)
     Total Capital
        (to Risk Weighted Assets)   $   35,962             12.36%     $   23,281            8%      $   29,101            10%
     Tier I Capital
        (to Risk Weighted Assets)   $   33,873             11.64%     $   11,640            4%      $   17,461             6%
     Tier I Capital
        (to Average Assets)         $   33,873              8.29%     $   16,340            4%      $   20,425             5%

                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                             For Capital                Prompt Corrective
                                               Actual                     Adequacy Purposes             Action Provisions
                                    ----------------------------      ------------------------      ------------------------
                                       Amount              Ratio         Amount          Ratio        Amount           Ratio
As of December 31, 2005:                                                (Dollars in thousands)
     Total Capital
        (to Risk Weighted Assets)     $   39,311           13.64%     $   23,054            8%      $   28,818            10%
     Tier I Capital
        (to Risk Weighted Assets)     $   37,352           12.96%     $   11,527            4%      $   17,291             6%
     Tier I Capital
        (to Average Assets)           $   37,352            8.80%     $   16,970            4%      $   21,213             5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended and Six Months Ended June 30, 2006 and June 30, 2005 (unaudited)

(Annualized where appropriate)                           Three Months Ending              Six Months Ended
                                                              June 30,                         June 30,
                                                        2006            2005            2006            2005
                                                        ----            ----            ----            ----
Performance Ratios:
   Return on average assets                              0.97%           0.95%           0.91%           0.94%
   Return on average equity                              7.66%           7.86%           7.29%           7.62%
   Net interest margin                                   3.49%           3.51%           3.44%           3.54%
   Efficiency Ratio                                     79.69%          76.67%          79.66%          77.23%
   Ratio of operating expense
       to average total assets                           6.11%           4.56%           5.50%           4.58%
   Ratio of average interest-earning assets
       to average interest-bearing liabilities         116.30%         118.05%         116.50%         117.68%

Asset Quality Ratios:

   Non-performing assets to total assets                 0.03%           0.01%           0.03%           0.01%
   Allowance for loan losses
       to non-performing loans                       1,632.03%       6,332.58%       1,632.03%       6,322.58%
   Allowance for loan losses
       to loans receivable, net                          0.85%           0.87%           0.85%           0.87%

Capital Ratios:

   Total stockholders' equity to total assets           12.47%          12.14%          12.47%          12.14%
   Average equity to average assets                     12.66%          12.13%          12.54%          12.28%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at June 30, 2006, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 1a Risk Factors

      There has not been any material change in the risk factors disclosure from that contained in the Company's 2005 Form 10-K for the fiscal year ended December 31, 2005.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

      The following table summarizes our share repurchase activity during the six months ended June 30, 2006 and additional information regarding our share repurchase program. The shares purchased during the current quarter were received in exchange for the exercise of options. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.

-------------------------------------------------------------------------------------------------------------
                                                                                                 Maximum
                                                                                                 Number of
                                                                                                 Shares that
                           Total                                  Total Number of Shares         May Yet Be
                           Number of                              Purchased as Part of           Purchased
                           Shares        Average Price Paid       Publicly Announced             Under the
Period                     Purchased     per Share                Plans                          Plan
-------------------------------------------------------------------------------------------------------------
January 1, 2006 -          1,452         $11.70                   --
January 31, 2006
-------------------------------------------------------------------------------------------------------------
February 1, 2006 -         --            --                       --
February 28, 2006
-------------------------------------------------------------------------------------------------------------
March 1, 2006 -            --            --                       --
March 31, 2006
-------------------------------------------------------------------------------------------------------------
April 1, 2006 -            --            --                       --                             250,000
April 30, 2006
-------------------------------------------------------------------------------------------------------------
May 1, 2006 -              739           $11.50                   --                             --
May 31, 2006
-------------------------------------------------------------------------------------------------------------
June 1, 2006 -             --            --                       --                             --
June 30, 2006
-------------------------------------------------------------------------------------------------------------
Total                      2,191         $11.63                   --                             250,000
-------------------------------------------------------------------------------------------------------------

Item 3      Defaults Upon Senior Securities

            Not applicable.

Item 4      Submission of Matters to a Vote of Security Holders

            At the Annual Meeting of Shareholders, held on April 25, 2006, shareholders voted on the following matters as follows:

            Proposal No. 1 - Election of Directors

                                                        For          Withheld
                                                        ---          --------
            Patricia D. Caprio                      7,289,491         10,246
            Frank O. White Jr.                      7,286,601         13,136
            Gerald N. Volk                          7,289,814          9,923
            Marlene C. Denney                       7,244,454         55,283
            Michael A. Miravalle                    7,289,873          9,864

            Proposal No.2 - 2006 Recognition and Retention Plan

            For               Against          Abstain
            ---               -------          -------
            6,398,089         35,314           15,398

            Proposal No. 3 - Ratification of Crowe Chizek and Company LLC as auditors for the Company for the fiscal year ended December 31, 2006:

            For               Against          Abstain
            ---               --------         -------
            7,291,552         4,274            8,407

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

                                          ONEIDA FINANCIAL CORP.


Date: August 14, 2006                 By: /s/ Michael R. Kallet
                                          --------------------------------------
                                          Michael R. Kallet
                                          President and Chief Executive Officer


Date: August 14, 2006                 By: /s/ Eric E. Stickels
                                          --------------------------------------
                                          Eric E. Stickels
                                          Executive Vice President and Chief
                                          Financial Officer