Form 10-Q
period 2006-09-30
ONEIDA FINANCIAL CORP
filed 2006-11-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                     --------------------------------------
                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________
                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Federal                                            16-1561678
-------------------------------                         ------------------------
(State or other jurisdiction of                              (IRS Employer)
incorporation or organization)                           Identification Number)

                     182 Main Street, Oneida, New York 13421

                    (Address of Principal Executive Offices)
              ----------------------------------------------------

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

 [ ] Large accelerated filer  [ ] Accelerated filer [X] Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.). Yes     No X
                                     ---    ---

Indicate by check mark whether the Registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act. Yes    No X
                                               ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,634,057 shares of the Registrant's common stock outstanding as of November 1, 2006.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                      Page
                                                                                      ----
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements                                                        1

            Consolidated Statements of Condition                                        2
            As of September 30, 2006 (unaudited) and December 31, 2005 (audited)

            Consolidated Statements of Operations (unaudited)                           3
            For the three months and nine months ended September 30, 2006 and 2005

            Consolidated Statements of Comprehensive Income (unaudited)                 4
            For the three months and nine months ended September 30, 2006 and 2005

            Consolidated Statements of Changes in Stockholders' Equity (unaudited)      5
            For the three months and nine months ended September 30, 2006

            Consolidated Statements of Cash Flows (unaudited)                           6
            For the three months and nine months ended September 30, 2006 and 2005

            Notes to Consolidated Financial Statements (unaudited)                      8

   Item 2.  Management's Discussion and Analysis of Financial Condition                16
            And Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 25

   Item 4.  Controls and Procedures                                                    25

PART II. OTHER INFORMATION                                                             26

   Item 1.  Legal Proceedings                                                          26

   Item 1a. Risk Factors                                                               26

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                26

   Item 3.  Defaults Upon Senior Securities                                            27

   Item 4.  Submission of Matters to a Vote of Security Holders                        27

   Item 5.  Other Information                                                          27

   Item 6.  Exhibits                                                                   27

PART I. FINANCIAL INFORMATION

           Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2006 and December 31, 2005

                                                           (unaudited)         (audited)
                                                         At September 30,    At December 31,
                                                               2006               2005
                                                               ----               ----
ASSETS                                                    (in thousands, except share data)
          Cash and due from banks                           $  12,255          $  12,147
          Federal funds sold                                      149                730
                                                            ----------------------------
TOTAL CASH AND CASH EQUIVALENTS                                12,404             12,877

          Investment securities, at fair value                 88,902            106,432
          Mortgage-backed securities, at fair value            26,385             29,097

          Mortgage loans held for sale                          1,357              1,354

          Loans receivable                                    247,340            236,682
          Allowance for loan losses                            (2,096)            (1,959)
                                                            ----------------------------
  LOANS RECEIVABLE, NET                                       245,244            234,723

          Federal Home Loan Bank stock                          3,551              3,858
          Bank premises and equipment, net                     15,910             12,703
          Accrued interest receivable                           2,007              2,194
          Other assets                                          6,948              7,921
          Cash surrender value - life insurance                11,561             11,238
          Goodwill                                             18,134             13,491
          Other intangible assets                               1,829                873
          ------------------------------------------------------------------------------
          TOTAL ASSETS                                      $ 434,232          $ 436,761
          ==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
          Interest bearing deposits                         $ 251,088          $ 250,142
          Non-interest bearing deposits                        51,946             51,044
          Borrowings                                           69,800             77,270
          Other liabilities                                     5,587              4,717
                                                            ----------------------------
TOTAL LIABILITIES                                             378,421            383,173
Stockholders' equity:
          Preferred stock, 1,000,000 shares authorized             --                 --
          Common stock ($.01 par value; 20,000,000
             shares authorized; 8,322,452
             and 8,242,452 shares issued)                          83                 82
          Additional paid-in capital                           18,390             18,300
          Retained earnings                                    42,961             41,711
          Common shares issued under employee
              stock ownership plans - unearned                   (288)              (288)
          Accumulated other comprehensive (loss)               (2,296)            (3,091)
          Treasury stock (at cost, 538,431
                             and 549,412 shares)               (3,039)            (3,075)
          Unearned stock-based compensation                        --                (51)
          ------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                           55,811             53,588
          ------------------------------------------------------------------------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                              $ 434,232          $ 436,761
          ==============================================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2006 (unaudited) and 2005 (unaudited)

                                                               Three Months Ended                   Nine Months Ended
                                                          September 30,     September 30,    September 30,     September 30,
                                                               2006              2005             2006              2005
                                                               ----              ----             ----              ----
                                                                          (in thousands, except share data)
INTEREST INCOME:
      Interest and fees on loans                          $       4,197     $       3,665    $      12,030     $      10,402
      Interest on investment and mortgage-
            backed securities                                     1,225             1,461            3,819             4,574
Dividends on equity securities                                      221               199              640               536
     Interest on federal funds sold and
            interest-earning deposits                                13                14               41                41
-----------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                             5,656             5,339           16,530            15,553
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Savings deposits                                               125               110              366               273
     Money market and interest-bearing checking                     324               214              898               522
     Time deposits                                                1,085               844            2,964             2,435
     Borrowings                                                     884               801            2,585             2,299
     Notes Payable                                                   24                --               80                 2
-----------------------------------------------------------------------------------------------------------------------------
            Total interest expense                                2,442             1,969            6,893             5,531
-----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               3,214             3,370            9,637            10,022
     Less: Provision for loan losses                                 80               100              240               260
-----------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses            3,134             3,270            9,397             9,762
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
     Investment securities (losses) gains, net                      (24)               10               (1)               53
      Gain on sale of mortgages, net                                 36                53               93               137
      Commissions and fees on sales of
                     Non-banking products                         2,944             1,878            9,292             6,171
           Other operating income                                   919               838            2,759             2,402
-----------------------------------------------------------------------------------------------------------------------------
   Total other income                                             3,875             2,779           12,143             8,763
-----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
     Compensation and employee benefits                           3,773             3,065           11,458             9,306
     Occupancy expenses, net                                        933               874            2,781             2,473
     Other operating expense                                      1,190               981            3,551             2,899
-----------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                           5,896             4,920           17,790            14,678
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        1,113             1,129            3,750             3,847
-----------------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                       298               300              960             1,021
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $         815     $         829    $       2,790     $       2,826
=============================================================================================================================
EARNINGS PER SHARE - BASIC                                        $0.11             $0.11            $0.37             $0.37
=============================================================================================================================
EARNINGS PER SHARE - DILUTED                                      $0.11             $0.11            $0.36             $0.37
============================================================================================================================-

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2006 (unaudited) and 2005 (unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                   September 30,     September 30,     September 30,     September 30,
                                                        2006              2005              2006              2005
                                                        ----              ----              ----              ----
                                                                               (In thousands)
Net income                                         $         815     $         829     $       2,790     $       2,826
                                                   -------------     -------------     -------------     -------------
Other comprehensive income (loss), net of tax:
 Unrealized gains on assets available for sale:
           Unrealized holding gains (losses)
           arising during period                           2,128              (707)            1,324            (1,915)
          Less: reclassification adjustment for
             Losses (Gains) included
                              in net income                   24               (10)                1               (53)
                                                   -------------     -------------     -------------     -------------
                                                           2,152              (717)            1,325            (1,968)
          Net income tax benefit (effect)                   (861)              287              (530)              787
                                                   -------------     -------------     -------------     -------------
Other comprehensive income (loss), net of tax              1,291              (430)              795            (1,181)

Comprehensive income                               $       2,106     $         399     $       3,585     $       1,645
                                                   =============     =============     =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months and Nine Months Ended September 30, 2006 (unaudited)

                                                                                             Accumulated
                                                                Additional                     Other
                                                Common Stock     Paid-In     Retained       Comprehensive   Treasury
                                            Shares      Amount   Capital      Earning        Income(Loss)     Stock
                                                              (in thousands, except number of shares)
Balance as of December 31, 2005            8,242,452     $ 82     $18,300     $41,711         $  (3,091)     $(3,075)
Net income                                                                        928
Other comprehensive income,
          net of tax                                                                                521
Shares issued under stock plans
Shares earned under stock plans
Common stock dividends: $0.22 per share                                          (744)
Reclassification of unearned stock based
   Compensation in accordance with
   SFAS No. 123R                                                      (51)
Treasury stock reissued                                                                                           34
                                           --------------------------------------------------------------------------

Balance as of March 31, 2006               8,242,452     $ 82     $18,249     $41,895         $  (2,570)     $(3,041)
Net income                                                                      1,047
Other comprehensive income,
          net of tax                                                                             (1,017)
Shares earned under stock plans                                        97
Shares issued under stock plans               80,000        1          (1)
                                           --------------------------------------------------------------------------

Balance as of June 30, 2006                8,322,452     $ 83     $18,345     $42,942         $  (3,587)     $(3,041)
Net income                                                                        815
Other comprehensive income,
          net of tax                                                                              1,291
Shares earned under stock plans                                        45
Treasury stock reissued                                                                                            2
Common stock dividends: $0.23 per share                                          (796)
                                           --------------------------------------------------------------------------

Balance as of September 30, 2006           8,322,452     $ 83     $18,390     $42,961         $  (2,296)     $(3,039)
                                           ==========================================================================


                                              Common Stock
                                              Issued Under       Unearned
                                                Employee           Stock
                                              Stock Plans-         Based          Total
                                                Unearned        Compensation
                                             (in thousands, except number of shares)
Balance as of December 31, 2005                 $    (288)        $     (51)    $53,588
Net income                                                                          928
Other comprehensive income,
          net of tax                                                                521
Shares issued under stock plans                                                      --
Shares earned under stock plans                                                      --
Common stock dividends: $0.22 per share                                            (744)
Reclassification of unearned stock based
   Compensation in accordance with
   SFAS No. 123R                                                         51          --
Treasury stock reissued                                                              34
                                              -----------------------------------------

Balance as of March 31, 2006                    $    (288)        $      --     $54,327
Net income                                                                        1,047
Other comprehensive income,
          net of tax                                                             (1,017)
Shares earned under stock plans                                                      97
Shares issued under stock plans                                                      --
                                              -----------------------------------------

Balance as of June 30, 2006                     $    (288)        $      --     $54,454
Net income                                                                          815
Other comprehensive income,
          net of tax                                                              1,291
Shares earned under stock plans                                                      45
Treasury stock reissued                                                               2
Common stock dividends: $0.23 per share                                            (796)
                                              -----------------------------------------

Balance as of September 30, 2006                $    (288)         $      --    $55,811
                                              =========================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Nine Months Ended September 30, 2006 (unaudited) and 2005 (unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                                September 30,    September 30,    September 30,    September 30,
                                                                     2006             2005             2006             2005
                                                                     ----             ----             ----             ----
Operating Activities:                                                                    (in thousands)
   Net income                                                     $     815        $     829        $   2,790        $   2,826
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                     374              288            1,094              819
      Amortization of premiums/discounts on securities, net              27               52               80              168
      Provision for loan losses                                          80              100              240              260
      Stock compensation earned                                          45               --              142               87
      Loss on sale of other real estate                                  --               --               17               --
      Loss (gain) on sale/call of securities, net                        24              (10)               1              (53)
      Gain on sale of loans, net                                        (36)             (53)             (93)            (137)
      Income tax payable                                               (181)             (60)            (311)             (75)
      Accrued interest receivable                                       187              296              187               97
      Other assets                                                      (15)             760              737             (240)
      Other liabilities                                                (508)             (38)          (1,723)            (359)
      Origination of loans held for sale                             (4,745)          (3,731)         (12,193)          (8,556)
      Proceeds from sales of loans                                    4,434            3,921           12,283           10,340
------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                     501            2,354            3,251            5,177
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                    (884)         (12,405)          (4,011)         (31,171)
  Principal collected on and proceeds of maturities
      sales or calls from investments                                 6,626           15,641           22,810           20,978
  Purchase of mortgage-backed securities                                 --           (5,525)            (999)          (5,525)
  Principal collected on and proceeds from sales
     of mortgage-backed securities                                    1,292            3,196            3,686           14,821
  Net increase in loans                                              (1,582)          (7,202)         (10,823)         (23,516)
  Purchase of bank premises and equipment                            (1,504)          (1,568)          (4,014)          (2,982)
  Proceeds from sale of other real estate                                --               --               45               --
  Purchase of insurance agency                                           --           (1,196)          (1,782)          (1,196)
  Purchase of consulting group                                          (28)              --           (1,510)              --
------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities         3,920           (9,059)           3,402          (28,591)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net (decrease) increase in demand deposit, savings,
      money market, interest-bearing checking and escrow             (7,288)           3,589           (2,890)          17,149
  Net increase (decrease) in time deposits                            2,978           (1,775)           4,738           (4,189)
  Proceeds from borrowings                                           27,900           24,597           63,430           63,097
  Repayment of borrowings                                           (27,030)         (18,200)         (70,900)         (52,000)
  Cash dividends                                                       (796)            (708)          (1,540)          (1,380)
  Purchase of treasury stock                                             --               --               --              (93)
  Exercise of stock options (using treasury stock)                        2                1               36               47
------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities        (4,234)           7,504           (7,126)          22,631
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease)  in cash and cash equivalents                       187              799             (473)            (783)
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                     12,217           13,451           12,877           15,033
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $  12,404        $  14,250        $  12,404        $  14,250
==============================================================================================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                        2,488           1,994           6,987           5,552
Cash paid for income taxes                                      480             360             985             636
Non-cash investing activities:
Transfer of loans to other real estate                           --              --              62              53
Note payable issued in connection with acquisitions              --              --           2,594              --
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                               SEPTEMBER 30, 2006
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at September 30, 2006 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and nine-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Note B - Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for the calculation unless unearned. Diluted earnings per share give effect to weighted average shares, which would be outstanding assuming the exercise of issued options and awards using the treasury stock method. Earnings per common share have been computed based on the following for the three months and nine months ended September 30:

                                       Income        Shares       Per Share
September 30, 2006:
-------------------
Net income (Three Months Ended)       $814,725
                                      --------

Basic Earnings Per Share:             $814,725      7,633,903        $0.11
                                                                     -----
Effect of dilutive securities:
           Stock options and awards         --         77,844
                                      -----------------------
Diluted Earnings Per Share            $814,725      7,711,747        $0.11
                                                                     -----

September 30, 2005:
-------------------
Net income (Three Months Ended)       $829,452
                                      --------

Basic Earnings Per Share:             $829,452      7,592,875        $0.11
                                                                     -----
Effect of dilutive securities:
           Stock options and awards         --         86,274
                                      -----------------------
Diluted Earnings Per Share            $829,452      7,679,149        $0.11
                                                                     -----

September 30, 2006:
-------------------
Net income (Nine Months Ended)        $2,790,140
                                      ----------

Basic Earnings Per Share:             $2,790,140    7,632,555        $0.37
                                                                     -----
Effect of dilutive securities:
           Stock options and awards           --       76,601
                                      -----------------------
Diluted Earnings Per Share            $2,790,140    7,709,156        $0.36
                                                                     -----

September 30, 2005:
-------------------
Net income (Nine Months Ended)        $2,826,426
                                      ----------

Basic Earnings Per Share:             $2,826,426    7,569,597        $0.37
                                                                     -----
Effect of dilutive securities:
           Stock options and awards           --      106,343
                                      -----------------------
Diluted Earnings Per Share            $2,826,426    7,675,940        $0.37
                                                                     -----

Stock options for 53,820 and 54,770 shares of common stock were not considered in computing diluted earnings per common share for the three months ending September 30, 2006 and September 30, 2005 respectively because they were antidilutive. For the nine months ending September 30, 2006 and September 30, 2005, stock options for 54,559 and 37,898 shares respectively were not considered.

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

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting:

                             Three months ended September 30, 2006
                             Using         SFAS
                             Previous      123 (R)       As
                             Accounting    Adjustments   Reported

Income before income taxes        $1,114           $(1)    $1,113
Income taxes                         298             0        298
                             -----------   -----------   --------
Net income                        $  816           $(1)      $815
                             ===========   ===========   ========

Basic earnings per share           $0.11            --      $0.11
Diluted earnings per share         $0.11            --      $0.11

                            Nine months ended September 30, 2006
                             Using         SFAS
                             Previous      123 (R)       As
                             Accounting    Adjustments   Reported

Income before income taxes       $ 3,759           $(9)    $3,750
Income taxes                         962             2        960
                             -----------   -----------   --------
Net income                       $ 2,797           $(7)    $2,790
                             ===========   ===========   ========

Basic earnings per share           $0.37            --      $0.37
Diluted earnings per share         $0.36            --      $0.36

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for stock-Based Compensation," to stock-based employee compensation.

                                                    Three Months Ended    Nine Months Ended
                                                    September 30, 2005    September 30, 2005
                                                    ------------------    ------------------
Net income:                                   (in thousands, except per share data)

         As reported                                       $ 829                $ 2,826
Deduct:  Total stock-based employee
         Compensation expense determined under
         fair value method, net of related taxes             (18)                   (55)
                                                           -----                -------
Pro forma                                                  $ 811                $ 2,771
                                                           =====                =======

Earnings per share:
  As reported
         Basic                                             $0.11                $  0.37
         Diluted                                           $0.11                $  0.37

  Pro forma
           Basic                                          $ 0.11        $0.37
           Diluted                                        $ 0.11        $0.36

Compensation expense charged for the three months ended and nine months ended September 30, 2006 for stock options was $1,000 and $9,200 respectively. The options granted were reload options for options exercised during the quarters. The reloaded options have the same features as the original awarded options. All original awarded options were vested as of April 2005.

Activity in the plan for 2006 was as follows:             Range of
                                             -------------------------------------       Weighted Average
                                                  Option Exercise                          Exercise Price
                                     Options      Price                  Options           Shares
                                    Outstanding   Per Share              Exercisable       Outstanding
Outstanding at December 31, 2005     198,148      $ 4.722 - $18.167        198,148           $7.3093
Granted                                2,444      $11.500 - $11.700
Exercised                            (13,425)           $4.722
Forfeited                               (675)           $4.722
                                     -------
Outstanding at September 30, 2006    186,492        $4.722-$18.167         186,492           $7.5612
                                     =======

The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2006 was $734,552.

Management estimated the fair value of options granted using the Black-Scholes option-pricing model. The Black-Scholes model requires several assumptions, which management developed based on historical trends and current market observations. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the nine months ended September 30:

xx                                  January 2006      May 2006      July 2006
                                    -----------    -----------    -----------
Options granted                         1,452            739            253
Fair value, calculated                $3.8178        $3.5498        $3.6431
Exercise price                        $11.700        $11.500        $11.350
Risk-free interest rate                  5.00%          5.00%          5.04%
Expected stock price volatility        43.012%        43.012%        44.454%
Expected dividend rate                   3.00%          3.00%          3.00%
Expected life                         4.25 years    3.92 years     3.76 years

At September 30, 2006, the weighted average information for outstanding and exercisable shares is as follows:

                        Shares outstanding and Exercisable
             ----------------------------------------------------------------
             Range of                            Average      Average
             Exercise                            Exercise  Remaining Life
             Price                   Shares       Price       (Years)
             ----------------------------------------------------------------

             $3.633 - $5.45         127,215       $4.722         3.53
             $9.094 - $10.90          4,465       $9.419         3.57
             $10.90 - $12.717        19,221      $11.985         3.57
             $12.717 - $14.534       18,689      $14.000         3.57
             $14.534 - $16.350        6,600      $14.794         3.57
             $16.350 - $18.167       10,302      $17.247         3.57
                                    -------      -------      -------
                  Total             186,492       $7.561         3.54
                                    =======      =======      =======

During 2006, the Company issued 80,000 shares of restricted stock under the 2006 Recognition and Retention plan. The market value of the 68,000 shares awarded at the date of grant approximated $777,920. In addition, in 2006, the Company awarded 10,000 shares of restricted stock from the unallocated shares under the 2000 Management Recognition and Retention Plan having a market value of approximately $114,400. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is accrued ratably over the five year vesting period for shares of restricted stock granted which will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans were $44,616 and $0 for the three months ended September 30, 2006 and 2005 respectively, and $133,848 and $86,985 for the nine month period ending
September 30, 2006 and 2005 respectively. Shares unallocated under the plan available for future awards were 12,886 and 10,886 at September 30, 2006 and 2005 respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.94% of the outstanding shares as of September 30, 2006 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.

Note E - Pension Plan

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                               Three Months Ended                     Nine Months Ended
                                                        September 30,       September 30,       September 30,       September 30,
                                                            2006                2005                2006                2005
                                                            ----                ----                ----                ----
                                                                                   (in thousands)
Service cost                                              $     --            $     --            $     --           $      --
Interest cost                                               70,986              77,601             212,958             232,803
Expected return on plan assets                             (73,005)            (97,693)           (219,015)           (293,079)
Amortization of unrecognized loss                           18,539              33,903              55,617             101,709
Amortization of unrecognized prior service liability            --                  --                  --                  --
                                                          --------            --------            --------           ---------
           Net pension and postretirement cost            $ 16,520            $ 13,811            $ 49,560           $  41,433
                                                          ========            ========            ========           =========

                                                         2006          2005
Weighted-average assumptions as of December 31:
           Discount rate                                 5.750%        6.125%
           Expected return on plan assets                7.000%        9.000%
           Rate of compensation increase                 0.000%        0.000%

The rate of compensation increase is expected to be 0% as the plan was frozen as of June 15, 2004. As of September 30, 2006, contributions to the plan totaled $29,849. The Bank anticipates contributing $39,798 in 2006 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at September 30, 2006 and December 31, 2005:

                                                            September 30, 2006
                                                  ------------------------------------
                                                             Gross Unrealized
Investment Securities                             Fair Value       Gains        Losses
                                                  ------------------------------------
  Available for sale portfolio:                              (in thousands)
  -----------------------------
      Debt securities:
           U. S. Agencies                         $ 33,951      $      5      $    848
           Corporate                                18,280            92           430
           State and municipals                     18,678            75           117
                                                  --------      --------      --------
                                                    70,909           172         1,395
      Equity investments:
           Preferred and other equity stocks        15,115           249           113
           Mutual fund                               2,878            95            --
                                                  --------      --------      --------
                                                  $ 88,902      $    516      $  1,508
                                                  ========      ========      ========
Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
      Fannie Mae                                  $  7,591      $     --      $    282
      Freddie Mac                                   16,861             1           459
      Small Business Administration                     17            --            --
      Collateralized Mortgage Obligations            1,916            --            40
                                                  --------      --------      --------
                                                  $ 26,385      $      1      $    781
                                                  ========      ========      ========

                                                           December 31, 2005
                                                  -------------------------------------
                                                                    Gross Unrealized
Investment Securities                             Fair Value       Gains         Losses
                                                  -------------------------------------
  Available for sale portfolio:                              (in thousands)
  -----------------------------
      Debt securities:
           U. S. Agencies                         $ 35,437      $     --      $  1,087
           Corporate                                21,903            75           868
           State and municipals                     32,498           194           187
                                                  --------      --------      --------
                                                    89,838           269         2,142
      Equity investments:
           Preferred and other equity stocks        13,904           132           456
           Mutual fund                               2,690            --            93
                                                  --------      --------      --------
                                                  $106,432      $    401      $  2,691
                                                  ========      ========      ========
Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
      Fannie Mae                                  $  8,937      $     21      $    289
      Freddie Mac                                   18,034         1,749           461
      Small Business Administration                     23            --            --
      Collateralized Mortgage Obligations            2,103            --            58
                                                  --------      --------      --------
                                                  $ 29,097      $  1,770      $    808
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

The Company currently has a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. The unrealized loss at September 30, 2006 and December 31, 2005 of $80,000 and $399,000 respectively have not been considered other than temporary as GMAC is a profitable division of General Motors, the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value, and management believes that the repayment of the investment is probable at maturity.

Note G - Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At September 30, 2006 the allowance for loan losses as a percentage of net loans receivable was 0.85% as compared to 0.83% at December 31, 2005.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                        Three Months Ended                Nine Months Ended
                                    September 30,   September 30,   September 30,   September 30,
                                         2006            2005            2006            2005
                                         ----            ----            ----            ----
                                                            (in thousands)
Balance at beginning of period:        $ 2,089         $ 1,960         $ 1,959         $ 1,982
Net charge-offs:
     Charge-offs                          (133)           (113)           (273)           (350)
     Recoveries                             60              54             170             109
                                       -------         -------         -------         -------
Net charge-offs                            (73)            (59)           (103)           (241)
Provision for loan losses                   80             100             240             260
                                       -------         -------         -------         -------
Balance at end of period               $ 2,096         $ 2,001         $ 2,096         $ 2,001
                                       =======         =======         =======         =======

Impaired loans were as follows:                      September 30, 2006   December 31, 2005
                                                                 (in thousands)
           Impaired loans                                   $   --             $   39
           Allocated allowance for loan losses              $   --             $   14
           Average of impaired loans during the year        $   12             $   55
           Cash-basis interest income recognized            $    1             $    3

Note H - Segment Information

The Company has determined that it has three primary business segments, its banking franchise, its insurance activities and its benefit consulting activity. For the three months and nine months ended September 30, 2006 and 2005, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Company's benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. Information about the Company's segments is presented in the following table for the periods indicated:

                                                                         Three Months Ended September 30, 2006
                                                               -----------------------------------------------------------
                                                               Banking           Insurance   Benefit Consulting     Total
                                                               Activities        Activities       Activities
                                                                                      (in thousands)
Net interest income                                            $  3,214          $    --          $   --          $  3,214
Provision for loan losses                                            80               --              --                80
                                                               --------          -------          ------          --------
  Net interest income after provision for loan losses             3,134               --              --             3,134
Other income                                                        931            2,244             700             3,875
Other expenses                                                    3,281            1,996             619             5,896
                                                               --------          -------          ------          --------
           Income before income taxes                               784              248              81             1,113
Income tax expense                                                  213               65              20               298
                                                               --------          -------          ------          --------
           Net income                                          $    571          $   183          $   61          $    815
                                                               ========          =======          ======          ========

Total Assets                                                   $422,630          $12,765          $4,073          $439,468
                                                               ========          =======          ======          ========

                                                                            Three Months Ended September 30, 2005
                                                               -----------------------------------------------------------------
                                                                Banking         Insurance      Benefit Consulting        Total
                                                               Activities       Activities          Activities
                                                                               (in thousands)
Net interest income                                            $  3,370          $     --           $       --          $  3,370
Provision for loan losses                                           100                --                   --               100
                                                               --------          --------           ----------          --------
  Net interest income after provision for loan losses             3,270                --                   --             3,270
Other income                                                        901             1,878                   --             2,779
Other expenses                                                    3,034             1,886                   --             4,920
                                                               --------          --------           ----------          --------
           Income before income taxes                             1,137                (8)                  --             1,129
Income tax expense                                                  300                --                   --               300
                                                               --------          --------           ----------          --------
           Net income                                          $    837          $     (8)          $       --          $    829
                                                               ========          ========           ==========          ========

Total Assets                                                   $438,897          $ 11,248           $        0          $450,145
                                                               ========          ========           ==========          ========


                                                                              Nine Months Ended September 30, 2006
                                                               -----------------------------------------------------------------
                                                                Banking         Insurance      Benefit Consulting        Total
                                                               Activities       Activities          Activities
                                                                               (in thousands)
Net interest income                                            $  9,637          $     --           $       --          $  9,637
Provision for loan losses                                           240                --                   --               240
                                                               --------          --------           ----------          --------
  Net interest income after provision for loan losses             9,397                --                   --             9,397
Other income                                                      2,851             7,056                2,236            12,143
Other expenses                                                    9,930             5,936                1,924            17,790
                                                               --------          --------           ----------          --------
           Income before income taxes                             2,318             1,120                  312             3,750
Income tax expense                                                  530               340                   90               960
                                                               --------          --------           ----------          --------
           Net income                                          $  1,788          $    780           $      222          $  2,790
                                                               ========          ========           ==========          ========

Total Assets                                                   $422,630          $ 12,765           $    4,073          $439,468
                                                               ========          ========           ==========          ========


                                                                              Nine Months Ended September 30, 2005
                                                               -----------------------------------------------------------------
                                                                Banking         Insurance      Benefit Consulting        Total
                                                               Activities       Activities          Activities
                                                                               (in thousands)
Net interest income                                            $ 10,022          $     --           $       --          $ 10,022
Provision for loan losses                                           260                --                   --               260
                                                               --------          --------           ----------          --------
  Net interest income after provision for loan losses             9,762                --                   --             9,762
Other income                                                      2,592             6,171                   --             8,763
Other expenses                                                    9,216             5,462                   --            14,678
                                                               --------          --------           ----------          --------
           Income before income taxes                             3,138               709                   --             3,847
Income tax expense                                                  796               225                   --             1,021
                                                               --------          --------           ----------          --------
           Net income                                          $  2,342          $    484           $       --          $  2,826
                                                               ========          ========           ==========          ========

Total Assets                                                   $438,897          $ 11,248           $        0          $450,145
                                                               ========          ========           ==========          ========

The following represents a reconciliation of the Company's reported segment assets to consolidated assets as of September 30:

                       Assets                           2006             2005

Total assets for reportable segments                 $ 439,468        $ 450,145
Elimination of intercompany cash balances               (5,236)          (3,531)
                                                     ---------        ---------

Consolidated Total                                   $ 434,232        $ 446,614
                                                     =========        =========

Note I - Acquisitions

On February 23, 2006, the Bank completed its acquisition of Parsons, Cote & Co., Inc., an insurance agency. The Bank paid $214,376 in cash and established a note payable for $419,570 to be paid over 36 months with interest at 5.00% per annum for fixed assets and other intangible assets. Goodwill in the amount of $576,000 and intangible assets in the amount of $71,000 was recorded in conjunction with the transaction. Parsons, Cote & Co., Inc. has been merged into Bailey and Haskell Associates, Inc.

On June 28, 2006, the Bank completed its acquisition of Benefit Consulting Group L.L.C., an employee benefits consulting and retirement plan administration firm for $1.5 million in cash and established a note payable for $2.2 million to be paid over 24 months with interest at 5.00% per annum for intangible assets. There were no tangible assets acquired as part of the acquisition. Goodwill in the amount of $2.5 million and intangible assets in the amount of $1.1 million was recorded in conjunction with the transaction. The resulting company Benefit Consulting Group, Inc., is a wholly-owned subsidiary of Oneida Savings Bank.

On September 10, 2006, the Bank announced the signing of an agreement to acquire the National Bank of Vernon. The acquisition is subject to the approvals of regulatory authorities and the stockholders of Vernon Bank Corporation, the stock holding company of the National Bank of Vernon. Under terms of the agreement, Oneida Savings Bank will pay $54.00 in cash for each of the 210,447 shares of commons stock outstanding in Vernon Bank Corporation. The Bank expects to complete the merger early in 2007.

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

      I When used in this quarterly report the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency and employee benefit services provided by subsidiaries of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2005 and September 30, 2006 the Company had 7,623,076 shares and 7,634,057 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a semi-annual cash dividend as of July 12, 2006 of $0.23 per share which was paid to its shareholders on August 8, 2006. Oneida Financial MHC waived its receipt of dividends.

      On February 23, 2006, the Bank completed its acquisition of Parsons, Cote & Co., Inc., an insurance agency. The Bank paid $214,376 in cash and established a note payable for $419,570 to be paid over 36 months with interest at 5.00% per annum for fixed assets and other intangible assets. Goodwill in the amount of $576,000 and intangible assets in the amount of $71,000 was recorded in conjunction with the transaction. Parsons, Cote & Co., Inc. has been merged into Bailey and Haskell Associates, Inc. Amortization expense related to the acquisition was $5,700 for the three months ended September 30, 2006 and $15,000 for the nine months ended September 30, 2006.

      On June 28, 2006, the Bank completed its acquisition of Benefit Consulting Group L.L.C., an employee benefits consulting and retirement plan administration firm for $1.5 million in cash and established a note payable for $2.2 million to be paid over 24 months with interest at 5.00% per annum for intangible assets. Goodwill in the amount of $2.5 million and intangible assets in the amount of $1.1 million was recorded in conjunction with the transaction. The resulting company is Benefit Consulting Group, Inc. which is a wholly-owned subsidiary of Oneida Savings Bank. The acquisition was effective January 1, 2006. Amortization expense related to the acquisition was $62,000 for the three months ended September 30, 2006 and $187,000 for the nine months ended September 30, 2006.

      On September 10, 2006, the Bank announced the signing of an agreement to acquire the National Bank of Vernon. The acquisition is subject to the approvals of regulatory authorities and the stockholders of Vernon Bank Corporation, the stock holding company of the National Bank of Vernon. Under terms of the agreement, Oneida Savings Bank will pay $54.00 in cash for each of the 210,447 shares of commons stock outstanding in Vernon Bank Corporation. The Bank expects to complete the merger early in 2007.

FINANCIAL CONDITION

      ASSETS. Total assets at September 30, 2006 were $434.2 million, a decrease of $2.6 million from $436.8 million at December 31, 2005. Investment securities decreased $17.5 million and mortgage-backed securities decreased $2.7 million due to the principal collected on and proceeds from sales and maturities of investment and mortgaged backed securities. Investments were sold during the third quarter 2006 and the proceeds from such sales were used to originate higher yielding loans. Loans receivable, including loans held for sale, increased $10.7 million to $248.7 million at September 30, 2006 compared with $238.0 million at December 31, 2005. At September 30, 2006, total commercial real estate loans increased by $3.5 million while commercial business loans increased by $2.0 million from December 31, 2005. At September 30, 2006 total consumer loans increased by $1.0 million from December 31, 2005. Residential loans increased by $4.2 million since December 31, 2005, after the sale of $12.2 million of fixed-rate residential real estate loans in the secondary market during the nine month period. Goodwill and other intangibles increased to $20.0 million as of September 30, 2006 as compared with $14.4 at December 31, 2005 due to the payment of the final contingent purchase consideration payment for 2006 as part of the acquisition of Bailey and Haskell Associates, Inc. during 2000 as well as an insurance agency acquisition during the first quarter of 2006 and the completion of the acquisition of the benefits consulting firm in the second quarter of 2006.

      The  allowance  for loan  losses  increased  slightly  to $2.1  million at
September 30, 2006 from $2.0 million at December 31, 2005. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At September 30, 2006 the allowance for loan losses as a percentage of net loans receivable was 0.85% as compared to 0.83% as of December 31, 2005.

      The book value of premises and equipment increased $3.2 million from December 31, 2005 to September 30, 2006 as a result of the construction of a 15,000 square foot insurance office located in Clay, New York which replaced three leased office locations. The Company also began construction of a new banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York which is expected to be completed during the fourth quarter of 2006.

      LIABILITIES. Total liabilities decreased by $4.8 million to $378.4 million at September 30, 2006 from $383.2 million at December 31, 2005. The decrease is primarily the result of a decrease in borrowings as repayments of borrowings exceeded proceeds from borrowings by $7.5 million. This includes a reduction of the overnight line of credit of $10.9 million as of December 31, 2005 to $8.4 million as of September 30, 2006. Offsetting the decrease in borrowings, interest bearing deposits increased and non-interest bearing deposits each increased by $900,000. Other liabilities increased $900,000 due to an increase in notes payable in relation to the completion of the acquisition of the benefits consulting firm in the second quarter of 2006 and an insurance agency acquisition in the first quarter of 2006.

      STOCKHOLDERS' EQUITY. Total stockholders' equity at September 30, 2006 was $55.8 million, an increase of $2.2 million from $53.6 million at December 31, 2005. The increase in stockholders' equity was due to the addition of after-tax net income of $2,790,000 for the nine months ended September 30, 2006 and an increase in the valuation adjustments made for the Company's available for sale investment and mortgage-backed securities. Accumulated Other Comprehensive Income (Loss) increased $795,000 from December 31, 2005 to a loss of $2.3 million from a loss of $3.1 million.. The payment of the Company's semiannual cash dividends of $0.22 and $0.23 during the first and third quarters of 2006 resulted in a reduction in stockholders' equity of $1,540,000.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months and nine months ended September 30, 2006 and 2005 and for the year ended December 31, 2005. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

      TABLE 1. Average Balance Sheet.

                                                                         Three Months Ended September 30,
                                                -----------------------------------------------------------------------------------
                                                                 2006                          2005
                                                  Average      Interest                      Average      Interest
                                                Outstanding     Earned/        Yield/      Outstanding     Earned/        Yield/
Assets                                            Balance        Paid           Rate         Balance        Paid           Rate
------                                            -------        ----           ----         -------        ----           ----
Interest-earning Assets:                                                      (Dollars in  Thousands)
------------------------
  Loans Receivable*                             $   247,337   $     4,197           6.79%  $   232,115   $     3,665           6.32%
  Investment and                                    103,336         1,225           4.74%      129,075         1,461           4.53%
Mortgage-Backed
Securities
  Federal Funds                                         934            13           5.57%        1,188            14           4.71%
  Equity Securities                                  17,666           221           5.00%       21,311           199           3.74%
                                                -----------   -----------    -----------   -----------   -----------    -----------
    Total Interest-earning Assets                   369,273         5,656           6.13%      383,689         5,339           5.57%
                                                -----------   -----------    -----------   -----------   -----------    -----------
Non interest-earning assets:
----------------------------
  Cash and due from banks                             9,769                                     11,309
  Other assets                                       56,732                                     42,299
                                                -----------                                -----------
              Total assets                      $   435,774                                $   437,297
                                                ===========                                ===========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                         $    42,464   $       300           2.80%  $    44,617   $       178           1.58%
  Savings Accounts                                   67,935           125           0.73%       73,854           110           0.59%
  Interest-bearing Checking                          30,666            24           0.31%       30,001            36           0.48%
  Time Deposits                                     109,346         1,085           3.94%      108,348           844           3.09%
  Borrowings                                         68,669           884           5.11%       69,531           801           4.57%
  Notes Payable                                       1,908            24           4.99%           10             0           0.00%
                                                -----------   -----------    -----------   -----------   -----------    -----------
    Total Interest-bearing Liabilities              320,988         2,442           3.02%      326,361         1,969           2.39%
                                                -----------   -----------    -----------   -----------   -----------    -----------
Non-interest-bearing liabilities:
---------------------------------
  Demand deposits                                    52,314                                     52,217
  Other liabilities                                   7,914                                      5,412
                                                -----------                                -----------
      Total liabilities                         $   381,216                                    383,990
                                                -----------                                -----------
Stockholders' equity                                 54,558                                     53,307
                                                -----------                                -----------
Total liabilities and stockholders' equity      $   435,774                                $   437,297
                                                ===========                                ===========
    Net Interest Income                                       $     3,214                                $     3,370
                                                              ===========                                ===========
    Net Interest Spread                                                             3.11%                                      3.18%
                                                                                    ====                                       ====
    Net Earning Assets                          $    48,285                                $    57,328
                                                ===========                                ===========
   Net yield on average
      Interest-earning assets                                        3.48%                                      3.51%
                                                              ===========                                ===========
    Average interest-earning
      assets to average
      Interest-bearing liabilities                                 115.04%                                    117.57%
                                                              ===========                                ===========


                                                        Twelve Months Ended Dec. 31,
                                                  ----------------------------------------
                                                                   2005
                                                    Average      Interest
                                                  Outstanding     Earned/        Yield/
Assets                                              Balance        Paid           Rate
------                                              -------        ----           ----
Interest-earning Assets:                                 (Dollars in  Thousands)
-----------------------
  Loans Receivable*                               $   226,940   $    14,197           6.26%
  Investment and                                      132,251         6,026           4.56%
Mortgage-Backed
Securities
  Federal Funds                                         1,349            49           3.63%
  Equity Securities                                    19,934           740           3.71%
                                                  -----------   -----------    -----------
    Total Interest-earning Assets                     380,474        21,012           5.52%
                                                  -----------   -----------    -----------
Non interest-earning assets:
----------------------------
  Cash and due from banks                              10,781
  Other assets                                         41,566
                                                  -----------
              Total assets                        $   432,821
                                                  ===========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                           $    44,352   $       706           1.59%
  Savings Accounts                                     73,036           395           0.54%
  Interest-bearing Checking                            29,348           132           0.45%
  Time Deposits                                       109,030         3,313           3.04%
  Borrowings                                           68,335         3,139           4.59%
  Notes Payable                                            37             2           5.41%
                                                  -----------   -----------    -----------
    Total Interest-bearing Liabilities                324,138         7,687           2.37%
                                                  -----------   -----------    -----------
Non-interest-bearing liabilities:
---------------------------------
  Demand deposits                                      50,490
  Other liabilities                                     5,358
                                                  -----------
      Total liabilities                           $   379,986
                                                  -----------
Stockholders' equity                                   52,835
                                                  -----------
Total liabilities and stockholders' equity        $   432,821
                                                  ===========

   Net Interest Income                                         $    13,325
                                                               ===========
    Net Interest Spread                                                              3.15%
                                                                              ===========
    Net Earning Assets                            $    56,336
                                                  ===========
   Net yield on average
      Interest-earning assets                                         3.50%
                                                               ===========
    Average interest-earning
      assets to average
      Interest-bearing liabilities                                  117.38%
                                                               ===========

                                                                        Nine Months Ended September 30,
                                                -----------------------------------------------------------------------------------
                                                                2006                                       2005
                                                 Average      Interest                      Average      Interest
                                               Outstanding     Earned/        Yield/      Outstanding     Earned/        Yield/
Assets                                           Balance        Paid           Rate         Balance        Paid           Rate
------                                           -------        ----           ----         -------        ----           ----
Interest-earning Assets:                                                       (Dollars in  Thousands)
------------------------
  Loans Receivable*                            $   242,295   $    12,030           6.62%  $   223,166   $    10,402           6.21%
  Investment and Mortgage-Backed                   110,044         3,819           4.63%      134,077         4,574           4.55%
        Securities
  Federal Funds                                      1,051            41           5.20%        1,506            41           3.63%
  Equity Securities                                 18,438           640           4.63%       19,641           536           3.64%
                                               -----------   -----------    -----------   -----------   -----------    -----------
    Total Interest-earning Assets                  371,828        16,530           5.93%      378,390        15,553           5.48%
                                               -----------   -----------    -----------   -----------   -----------    -----------
Non interest-earning assets:
----------------------------
  Cash and due from banks                           10,052                                     10,988
  Other assets                                      51,468                                     40,785
                                               -----------                                -----------
              Total assets                     $   433,348                                $   430,163
                                               ===========                                ===========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                        $    42,145   $       827           2.62%  $    41,760   $       426           1.36%
  Savings Accounts                                  69,451           366           0.70%       73,733           273           0.50%
  Interest-bearing Checking                         30,842            71           0.31%       29,158            96           0.44%
  Time Deposits                                    107,437         2,964           3.69%      109,768         2,435           2.97%
  Borrowings                                        69,813         2,585           4.95%       67,203         2,299           4.58%
 Notes Payable                                         819            80          13.06%           16             2          16.71%
                                               -----------   -----------    -----------   -----------   -----------    -----------
    Total Interest-bearing Liabilities             320,507         6,893           2.88%      321,638         5,531           2.30%
                                               -----------   -----------    -----------   -----------   -----------    -----------
Non-interest-bearing liabilities:                                                              50,496
---------------------------------
  Demand deposits                                   51,176                                      5,334
                                                                                          -----------
  Other liabilities                                  7,358                                    377,468
                                               -----------                                -----------
      Total liabilities                        $   379,041                                     52,695
                                               -----------                                -----------
Stockholders' equity                                54,307                                $   430,163
                                               ===========                                ===========
Total liabilities and stockholders' equity     $   433,348
                                               ===========
                                                                                                        $    10,022
                                                                                                        ===========
    Net Interest Income                                      $     9,637
                                                             ===========
    Net Interest Spread                                                            3.05%                                      3.18%
                                                                            ===========                                ===========
    Net Earning Assets                         $    51,321                                $    56,752
                                               ===========                                ===========
   Net yield on average
      Interest-earning assets                                       3.46%                                      3.53%
                                                             ===========                                ===========
    Average interest-earning
      assets to average
      Interest-bearing liabilities                                116.01%                                    117.64%
                                                             ===========                                ===========


                                                           Twelve Months Ended Dec. 31,
                                                      -----------------------------------------
                                                                      2005
                                                        Average      Interest
                                                      Outstanding     Earned/        Yield/
Assets                                                  Balance        Paid           Rate
------                                                  -------        ----           ----
Interest-earning Assets:                                      (Dollars in  Thousands)
------------------------
  Loans Receivable*                                   $   226,940   $    14,197           6.26%
  Investment and Mortgage-Backed                          132,251         6,026           4.56%
        Securities
  Federal Funds                                             1,349            49           3.63%
  Equity Securities                                        19,934           740           3.71%
                                                      -----------   -----------    -----------
    Total Interest-earning Assets                         380,474        21,012           5.52%
                                                      -----------   -----------    -----------
Non interest-earning assets:
----------------------------
  Cash and due from banks                                  10,781
  Other assets                                             41,566
                                                      -----------
              Total assets                            $   432,821
                                                      ===========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits                               $    44,352   $       706           1.59%
  Savings Accounts                                         73,036           395           0.54%
  Interest-bearing Checking                                29,348           132           0.45%
  Time Deposits                                           109,030         3,313           3.04%

  Borrowings                                               68,335         3,139           4.59%

 Notes Payable                                                 37             2           5.41%
                                                      -----------   -----------    -----------
    Total Interest-bearing Liabilities                    324,138         7,687           2.37%
                                                      -----------   -----------    -----------
Non-interest-bearing liabilities:
---------------------------------
  Demand deposits                                          50,490
  Other liabilities                                         5,358
                                                      -----------
      Total liabilities                               $   379,986
                                                      -----------
Stockholders' equity                                       52,835
                                                      -----------
Total liabilities and stockholders' equity            $   432,821
                                                      ===========
    Net Interest Income                                             $    13,325
                                                                    ===========
    Net Interest Spread                                                                   3.15%
                                                                                   ===========
    Net Earning Assets                                $    56,336
                                                      ===========
   Net yield on average
      Interest-earning assets                                              3.50%
                                                                    ===========
    Average interest-earning
      assets to average
      Interest-bearing liabilities                                       117.38%
                                                                    ===========

* Included in average loans receivable balance for the periods presented is Mortgage Loans Held for Sale.

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended September 30, 2006 was $815,000, a decrease of $14,000 or 1.7% from $829,000 for the three months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was $2,790,000 a decrease of $36,000 or 1.3% from $2,826,000 for the nine months ended September 30, 2005. The stable net income was due primarily the result of increases in non-interest income and decreases in the provision for taxes, partially offset by decreases in net interest income and increases in non-interest expenses.

      INTEREST INCOME. Interest and dividend income increased by $317,000 or 5.9%, to $5.7 million for the three months ended September 30, 2006 from $5.3 million for three months ended September 30, 2005. For the nine months ended September 30, 2006, interest and dividend income increased by $977,000 or 6.3% to $16.5 million from $15.6 million for the nine months ended September 30, 2005. The increase in interest income was the result of an increase in the average yield of interest-earning assets offset by a decrease in the average balances during the three months and nine months ended September 30, 2006 compared to the same periods in 2005.

      Interest on loans increased $532,000 to $4.2 million for the three months ended September 30, 2006 from $3.7 million for the three months ended September 30, 2005. The increase in interest income on loans is a result of an increase of $15.2 million in the average balance of loans receivable for the three months ended September 30, 2006 as compared with the same period in 2005 as well as an increase of 47 basis points in the average yield to 6.79% for the three months ended September 30, 2006 from 6.32% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the average balance of loans increased $19.1 million while the average yield increased 41 basis points to 6.62% during the 2006 period from 6.21% during the 2005 period. The average balance of commercial real estate loans increased $5.6 million at September 30, 2006 from September 30, 2005 while the average balance of commercial business loans increased $2.5 million during the nine months ended 2006 compared with 2005. The average balance of consumer loans increased $7.9 million during the 2006 period as compared to 2005. The average balance of residential real estate loans increased $3.1 million for the same time period, after recording the sale of $16.8 million in fixed rate one-to-four family residential real estate loans over the last 12 months.

      Investment income decreased $236,000 as a result of a decrease in the average balance of investment securities and mortgage-backed securities of $25.7 million for the three months period ending September 30, 2006 as compared with the same period in 2005. The decrease in the average balance was partially offset by an increase in average yield of 21 basis points to 4.74% for the three months ended September 30, 2006 from 4.53% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, investment income decreased $755,000 as compared with the same period in 2005 due to a decrease in the average balance of investment and mortgage-backed securities of $24.0 million for the nine month period ending September 30, 2006 as compared with the same period in 2005.

      Interest income from federal funds decreased during the three months ended September 30, 2006 to $13,000 as compared with $14,000 for the 2005 period. The decrease in interest income is due to a decrease in the average balance of $254,000 offset by an increase of 86 basis points in the average yield. For the nine months ended September 30, 2006, interest income from federal funds remained stable at $41,000 due to an increase of 157 basis points in the average yield offset by a decrease in the average balance of $455,000.

      INTEREST EXPENSE. Interest expense was $2.4 million for the three months ended September 30, 2006, an increase of $473,000 or 24.0% from the same period in 2005. The increase in interest expense is due to an increase in interest paid on borrowed funds and deposit accounts. Interest expense on borrowed funds totaled $908,000 for the third quarter of 2006 compared with $801,000 for the 2005 period. The average cost of borrowed funds increased 53 basis points to 5.10% for the three months ended September 30, 2006 from 4.57% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest expense on borrowed funds increased $364,000 due to an increase in the average cost of borrowed funds of 46 basis points to 5.04% from 4.58%. In addition, the average balance outstanding of borrowings increased during the nine months ended September 30, 2006 to $70.6 million compared to $67.2 million for the nine month period in 2006. Interest expense on deposits increased $366,000 and totaled $1.5 million for the three months ended September 30, 2006 as compared to $1.2 million for the three month period in 2005. The average cost of deposits was 2.43% for the three month period ending September 30, 2006 compared with 1.80% for the three month period in 2005. In addition, the average balance of deposit accounts decreased $6.4 million from September 2005 to September 2006. For the nine months ended September 30, 2006, the average cost of deposits was 2.26% as compared with 1.70% for the nine month period in 2005. In addition, the average balance of deposit accounts decreased $4.5 million for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005.

      PROVISION FOR LOAN LOSSES. Total provision for loan losses for the three months ended September 30, 2006 and 2005 were $80,000. Total provisions for loan losses for the nine months ended September 30, 2006 were $240,000 as compared to $260,000 during the same period of 2005. The allowance for loan losses was $2.1 million or 0.85% of loans receivable at September 30, 2006 as compared with $2.0 million or 0.86% of loans receivable at September 30, 2005. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending.
Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

      OTHER INCOME. Other operating income increased by $1.1 million for the three-month period ending September 30, 2006 compared with the same period in 2005 to $3.9 million from $2.8 million. The increase in other income was primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities as well as the income associated with the employee benefits consulting firm. Commissions and fees on sales of non-banking products was $2.9 million for the three months ended September 30, 2006 as compared to $1.9 million for the same period in 2005. Offsetting the increase in commissions and fees, the Company recognized net losses on the sales of investment securities for the three months ended September 30, 2006 of $24,000 as compared to net gains of $10,000 for the same period in 2005.

      For the nine months ended September 30, 2006, other operating income increased $3.4 million to $12.1 million as of September 30, 2006 from $8.8 million for the nine months ended September 30, 2005. The increase is primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities as well as the income associated with the acquisition of Benefit Consulting Group LLC effective January 1, 2006. Commissions and fees on sales of non-banking products was $9.3 million for the nine months ended September 30, 2006 as compared to $6.2 million for the nine months ended in 2005. In addition, service charges on deposit accounts increased $169,000 or 10.9% for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.

      OTHER EXPENSES. Other operating expenses increased by $976,000 million or 19.8%, to $5.9 million for the three months ended September 30, 2006 from $4.9 million for the same period in 2005. Compensation expense increased $709,000 or 23.1% due to expenses associated with the benefit consulting group acquisition and the continual growth of the insurance agency subsidiary and bank personnel. Equipment and occupancy increased $58,000 or 6.7% due to the completion of two new banking facilities in Oneida and Chittenango, New York during the last quarter 2005 and the completion of a new office building consolidating three insurance offices and the benefit consulting business operations. For the nine months ended September 30, 2006, other operating expenses increased by $3.1 million to $17.8 million from $14.7 million for the same period in 2005. The increase in expenses is associated with the acquisition of the benefit consulting group firm in the second quarter of 2006.

      INCOME TAX. Income tax expense remained fairly stable at $298,000 for the three months ended September 30, 2006 as compared to $300,000 for the third quarter 2005. For the nine months ended September 30, 2006, the income tax expense was $960,000, a decrease of $61,000 from $1,021,000 for the nine months ended September 30, 2005. The effective tax rate decreased to 25.6% for the nine months of 2006 from 26.5% for the nine months of 2005 to reflect the overall tax rate expected to be in effect for 2006.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2006, loan originations totaled $19.7 million compared to $27.8 million during the third quarter of 2005. The purchases of investment securities totaled $884,000 during the third quarter of 2006 as compared to $17.9 million during the third quarter of 2005. The decrease in the purchases of investment securities is due to liquidity constraints and use of overnight lines of credit to fund loan growth.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the third quarter of 2006 cash flows provided by the sale, principal payments and maturity of securities available for sale were $7.9 million compared to $18.8 million for the same period in 2005.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2006 the Company had outstanding commitments to originate loans of approximately $6.9 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $5.4 million at September 30, 2006.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $42.4 million at September 30, 2006 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of September 30, 2006 the total of cash, interest-earnings demand accounts and federal funds sold was $12.4 million.

At September 30, 2006, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                        For Capital              Prompt Corrective
                                                Actual               Adequacy Purposes           Action Provisions
                                        ----------------------     ----------------------     -----------------------
                                          Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                                   (Dollars in thousands)
As of September 30, 2006:
      Total Capital
         (to Risk Weighted Assets)       $37,153        12.72%      $23,375            8%      $29,218           10%
      Tier I Capital
         (to Risk Weighted Assets)       $34,923        11.95%      $11,687            4%      $17,531            6%
      Tier I Capital
         (to Average Assets)             $34,923         8.48%      $16,472            4%      $20,590            5%


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                        For Capital              Prompt Corrective
                                                Actual               Adequacy Purposes           Action Provisions
                                        ----------------------     ----------------------     -----------------------
                                          Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                                   (Dollars in thousands)
As of December 31, 2005:
      Total Capital
         (to Risk Weighted Assets)        $39,311        13.64%      $23,054            8%      $28,818           10%
      Tier I Capital
         (to Risk Weighted Assets)        $37,352        12.96%      $11,527            4%      $17,291            6%
      Tier I Capital
         (to Average Assets)              $37,352         8.80%      $16,970            4%      $21,213            5%

ONEIDA  FINANCIAL CORP.
SELECTED  FINANCIAL  RATIOS
At and for the Three Months Ended and Nine Months Ended September 30, 2006 and 2005 (unaudited)


(Annualized where appropriate)                            Three Months Ending             Nine Months Ended
                                                              September 30,                  September 30,
                                                           2006           2005           2006           2005
                                                           ----           ----           ----           ----
Performance Ratios:

  Return on average assets                                 0.75%          0.76%          0.86%          0.88%
  Return on average equity                                 5.98%          6.22%          6.85%          7.15%
  Net interest margin                                      3.48%          3.51%          3.46%          3.53%
  Efficiency Ratio                                        81.82%         79.56%         80.36%         77.68%
  Ratio of operating expense
          to average total assets                          5.41%          4.47%          5.47%          4.55%
  Ratio of average interest-earning assets
          to average interest-bearing liabilities        115.04%        117.57%        116.01%        117.64%

Asset Quality Ratios:

   Non-performing assets to total assets                   0.01%          0.06%          0.01%          0.06%
   Allowance for loan losses
          to non-performing loans                      3,677.19%      1,010.61%      3,677.19%      1,010.61%
   Allowance for loan losses
          to loans receivable, net                         0.85%          0.86%          0.85%          0.86%

Capital Ratios:

  Total stockholders' equity to total assets              12.85%         11.86%         12.85%         11.86%
  Average equity to average assets                        12.52%         12.19%         12.53%         12.25%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at September 30, 2006, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

      The following table summarizes our share repurchase activity during the nine months ended September 30, 2006 and additional information regarding our share repurchase program. The shares purchased during the current quarter were received in exchange for the exercise of options. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.

-----------------------------------------------------------------------------------------------------------------------------
Period                          Total Number   Average Price Paid per      Total Number of Shares          Maximum Number
                                of Shares      Share                       Purchased as Part of Publicly   of Shares To Be
                                Purchased                                  Announced Plans                 Purchased Under
                                                                                                           the Plan
-----------------------------------------------------------------------------------------------------------------------------
January 1, 2006 -               1,452          $11.70                      --
January 31, 2006
-----------------------------------------------------------------------------------------------------------------------------
February 1, 2006 - February     --             --                          --
28, 2006
-----------------------------------------------------------------------------------------------------------------------------
March 1, 2006 -                 --             --                          --
March 31, 2006
-----------------------------------------------------------------------------------------------------------------------------
April 1, 2006 -                 --             --                          --
April 30, 2006
-----------------------------------------------------------------------------------------------------------------------------
May 1, 2006 -                   739            $11.50                      --
May 31, 2006
-----------------------------------------------------------------------------------------------------------------------------
June 1, 2006 -                  --             --                          --
June 30, 2006
-----------------------------------------------------------------------------------------------------------------------------
July 1, 2006 -                  253            $11.35                      --
July 31, 2006
-----------------------------------------------------------------------------------------------------------------------------
August 1, 2006 -                --             --                          --
August 31, 2006
-----------------------------------------------------------------------------------------------------------------------------
September 1, 2006 -             --             --                          --
September 30, 2006
-----------------------------------------------------------------------------------------------------------------------------
Total                           2,444          $11.60                      --                              250,000
-----------------------------------------------------------------------------------------------------------------------------

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

                                          ONEIDA FINANCIAL CORP.


Date:  November 14, 2006                  By: /s/ Michael R. Kallet
                                          --------------------------------------
                                          Michael R. Kallet
                                          President and Chief Executive Officer


Date:  November 14, 2006                  By: /s/ Eric E. Stickels
                                          --------------------------------------
                                          Eric E. Stickels
                                          Executive Vice President and Chief
                                          Financial Officer