Form 10-K
period 2006-12-31
ONEIDA FINANCIAL CORP
filed 2007-03-30
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended December 31, 2006

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to  __________

                          Commission File No. 000-25101

                             ONEIDA FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Federal                                   16-1561678
         ------------------------------                  ----------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

     182 Main Street, Oneida, New York                         13421-1676
    ----------------------------------------                   ----------
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

Securities Registered Pursuant to Section 12(g) of the Act:   None
                                                              ----

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES |_| NO |X|

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  |_| Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      The aggregate market value of the 3,323,560 shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price ($10.99) on June 30, 2006, as reported by the Nasdaq National Market, was approximately $36.5 million. As of June 30, 2006, there were issued and outstanding 7,633,310 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

(2)   Annual Report to Stockholders (Part II).

                                TABLE OF CONTENTS

ITEM 1.   BUSINESS.............................................................1
ITEM 1A.  RISK FACTORS........................................................35
ITEM 1.B  UNRESOLVED STAFF COMMENTS...........................................37
ITEM 2.   PROPERTIES..........................................................38
ITEM 3.   LEGAL PROCEEDINGS...................................................40
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................40
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...................41
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA......................42
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................42
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........42
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................43
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................................................43
ITEM 9A.  CONTROLS AND PROCEDURES.............................................43
ITEM 9B.  OTHER INFORMATION...................................................44
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..............44
ITEM 11.  EXECUTIVE COMPENSATION..............................................44
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.....................................44
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE........................................................44
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................44
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..........................45

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

      At December 31, 2006 the Company had consolidated assets and consolidated stockholders' equity of $442.9 million and $58.4 million, respectively. Through the Bank and its municipal bank subsidiary, the Company has deposits totaling $313.3 million. All financial information is presented on a consolidated basis.

      The Company's executive office is located at the main office of the Bank, at 182 Main Street, Oneida, New York 13421-1676. The Company's telephone number is (315) 363-2000.

Recent Developments

      On September 10, 2006, The Bank announced the signing of an agreement to acquire the Vernon Bank Corporation and its wholly owned subsidiary, the National Bank of Vernon. The acquisition is subject to the approvals of regulatory authorities. The stockholders of Vernon Bank Corporation have already approved the merger. Under the terms of the agreement, Oneida Savings Bank will pay $54.00 in cash for each of the 210,477 shares of common stock in Vernon Bank Corporation. The Bank expects to complete the merger in the second quarter of 2007.

The Oneida Savings Bank

      The Bank was organized in 1866 as a New York-chartered mutual savings bank. The Bank's deposits are insured by the FDIC up to the maximum amount permitted by law. The Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and seven full service branch offices and using those deposits, together with funds generated from operations and borrowings to make one-to-four family residential and commercial real estate loans, commercial business loans, consumer loans and to invest in mortgage-backed and other securities. The Bank also sells insurance and other commercial services and products through Bailey & Haskell Associates, Inc., its insurance agency subsidiary and provides employee benefit consulting services through its wholly-owned subsidiary Benefit Consulting Group, Inc.

      At December 31, 2006, $170.2 million, or 68.2%, of the Bank's loans were secured by real estate, $85.9 million, or 34.4%, of the Bank's loans were secured by one-to-four family residential real estate, $59.2 million, or 23.7%, of the Bank's loans were secured by commercial real estate, and $25.1 million, or 10.1%, of the Bank's loans were home equity loans. Consumer loans totaled $44.0 million, or 17.7% of the Bank's loans at December 31, 2006. The Bank also originates commercial business loans which totaled $35.3 million, or 14.1%, of loans at December 31, 2006. The Bank's investment securities and mortgage-backed securities portfolios totaled $85.7 million and $29.1 million, respectively, at December 31, 2006.

      In April 1999 the Bank established Oneida Preferred Funding Corp. as the Bank's wholly owned real estate investment trust subsidiary. At December 31, 2006 Oneida Preferred Funding Corp. held $41.2 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

      In October 2000, the Bank acquired Bailey & Haskell Associates, Inc., which is a wholly owned insurance and financial services subsidiary. Since the acquisition of Bailey & Haskell Associates, Inc. the Bank has acquired four insurance agencies, all of which have been merged into Bailey & Haskell Associates, Inc.

      On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation ("SBC"), the holding company of State Bank of Chittenango ("Chittenango"); a New York State chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained Chittenango as a special purpose commercial bank subsidiary of the Bank. Chittenango is permitted to accept municipal deposit accounts from the various municipalities, school districts and other public sources, a source of funds not available to the Bank under New York law. The acquisition resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. At December 31, 2006, no impairment adjustment has been made to goodwill or other intangibles that were created in the transaction. At December 31, 2006 Chittenango had $17.1 million in municipal deposits. All disclosures in the Form 10-K relating to the Bank's investments and deposits include investments and deposits that are held by Chittenango.

      In February 2006, the Bank completed its acquisition of the assets of Parsons, Cote & Company, Inc., an insurance agency for $206,655 cash and a note payable for $419,750 to be paid over 36 months with interest at 5.00% per annum.

      In June 2006, the Bank completed its acquisition of Benefit Consulting Group LLC., an employee benefits consulting and retirement plan administration firm for $1.5 million cash and established a note payable for $2.2 million to be paid over 24 months with interest at 5.00% per annum. Goodwill in the amount of $2.5 million and intangible assets in the amount of $1.1 million was recorded in conjunction with the transaction. The resulting company Benefit Consulting Group Inc., is a wholly-owned subsidiary of Oneida Savings Bank.

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

Lending Activities

      General. The principal lending activity of the Bank has been the origination for retention in its portfolio of adjustable rate mortgage ("ARM") loans collateralized by one-to-four family residential real estate located within its primary market area. As a result of the continuation of relatively low market interest rates throughout the year, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods the Bank has originated more fixed-rate one-to-four family loans for resale in the secondary market, without recourse and on a servicing retained basis. In order to complement the Bank's traditional emphasis of one-to-four family residential real estate lending, management has sought to increase the number of higher yielding commercial real estate loans, consumer loans and commercial business loans. To a limited extent, the Bank will originate loans secured by multi-family properties. The Bank does not view multi-family lending as a significant aspect of its business.

      Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio (included loans held for sale) in dollar amounts and in percentages (before deductions for allowance for loan losses) as of the dates indicated.

                                                                            At December 31,
                                     ----------------------------------------------------------------------------------------------
                                             2006              2005                2004              2003                2002
                                     ----------------   -----------------  -----------------  -----------------   -----------------
                                      Amount  Percent    Amount   Percent   Amount   Percent   Amount   Percent    Amount   Percent
                                     -------- -------   --------  -------  --------  -------  --------  -------   --------  -------
Real Estate Loans:                                                      (Dollars in thousands)
------------------
  One-to-four family .............   $ 85,864    34.4%  $ 83,001    34.9%  $ 81,621    38.2%  $ 79,910     39.4%  $ 85,581    42.8%
  Multi-family ...................      2,092     0.8      2,338     1.0      2,154     1.0      2,378      1.2      1,983     1.0
  Home equity ....................     25,088    10.1     22,189     9.3     20,309     9.5     17,001      8.4     15,149     7.6
  Commercial real estate .........     57,144    22.9     51,980    21.8     42,566    19.9     35,806     17.6     30,096    15.0
                                     --------  ------   --------  ------   --------  ------   --------   ------   --------  ------
    Total real estate loans ......    170,188    68.2    159,508    67.0    146,650    68.6    135,095     66.6    132,809    66.4
                                     --------  ------   --------  ------   --------  ------   --------   ------   --------  ------

Consumer Loans:
---------------
  Automobile loans ...............     39,885    16.0     41,123    17.3     32,059    15.0     30,042     14.8     28,857    14.4
  Mobile home ....................         91     0.0        117     0.0        177     0.1        205      0.1        280     0.1
  Personal loans .................      2,236     0.9      2,058     0.9      2,910     1.4      4,326      2.1      6,842     3.4
  Other consumer loans ...........      1,830     0.8      1,597     0.7      1,361     0.5      1,549      0.8      1,442     0.8
                                     --------  ------   --------  ------   --------  ------   --------   ------   --------  ------
    Total consumer loans .........     44,042    17.7     44,895    18.9     36,507    17.0     36,122     17.8     37,421    18.7

Commercial business loans ........     35,292    14.1     33,633    14.1     30,704    14.4     31,494     15.6     29,775    14.9
                                     --------  ------   --------  ------   --------  ------   --------   ------   --------  ------

  Total consumer and commercial
    business loans ...............     79,334    31.8     78,528    33.0     67,211    31.4     67,616     33.4     67,196    33.6
                                     --------  ------   --------  ------   --------  ------   --------   ------   --------  ------

    Total loans ..................   $249,522  100.00%  $238,036  100.00%  $213,861  100.00%  $202,711   100.00%  $200,005  100.00%
                                     --------  ======   ========  ======   ========  ======   ========   ======   ========  ======

Less:
-----
  Allowance for losses ...........      2,081              1,959              1,982              2,115               2,109
                                     --------           --------           --------           --------            --------
  Total loans receivable, net ....   $247,441           $236,077           $211,879           $200,596            $197,896
                                     ========           ========           ========           ========            ========

      The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                            At December 31,
                                   -------------------------------------------------------------------------------------------------
                                         2006                 2005                2004               2003                2002
                                   ----------------     ----------------    ----------------    ----------------   -----------------
                                   Amount   Percent     Amount   Percent    Amount   Percent    Amount   Percent   Amount    Percent
                                   ------   -------     ------   -------    ------   -------    ------   -------   ------    -------
                                                                        (Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
------------------
 One-to-four family ............  $ 25,880     10.4%   $ 27,638     11.6%  $ 31,201    14.6%   $ 29,197     14.4%  $ 27,848    13.9%
 Multi-family ..................        --       --          --       --         --      --          --       --         --      --
 Home equity ...................    13,002      5.2      10,716      4.5      9,274     4.3      10,543      5.2     10,423     5.2
 Commercial real estate ........     9,261      3.7       6,220      2.6      6,299     2.9       4,174      2.0      1,799     0.9
                                  --------   ------    --------   ------   --------  ------    --------   ------   --------  ------
   Total real estate loans .....    48,143     19.3      44,574     18.7     46,774    21.8      43,914     21.6     40,070    20.0

Consumer Loans:
---------------
 Total consumer loans ..........    43,380     17.4      44,189     18.6     35,695    16.6      35,211     17.4     36,704    18.4

Commercial business loans:
--------------------------
 Total commercial loans ........    17,157      6.9      14,112      5.9     14,118     6.6      13,981      7.0     12,172     6.1
                                  --------   ------    --------   ------   --------  ------    --------   ------   --------  ------
 Total fixed-rate loans ........   108,680     43.6     102,875     43.2     96,587    45.0      93,106     46.0     88,946    44.5
                                  --------   ------    --------   ------   --------  ------    --------   ------   --------  ------

ADJUSTABLE RATE LOANS:
Real Estate Loans:
------------------
 One-to-four family ............  $ 59,984     24.0%   $ 55,363     23.3%  $ 50,420    23.6%   $ 50,713     25.0%  $ 57,733    28.9%
 Multi-family ..................     2,092      0.8       2,338      1.0      2,154     1.0       2,378      1.2      1,983     1.0
 Home equity ...................    12,086      4.9      11,473      4.8     11,035     5.2       6,458      3.2      4,726     2.4
 Commercial real estate ........    47,883     19.2      45,760     19.2     36,267    17.0      31,632     15.6     28,297    14.1
                                  --------   ------    --------   ------   --------  ------    --------   ------   --------  ------
   Total real estate loans .....   122,045     48.9     114,934     48.3     99,876    46.8      91,181     45.0     92,739    46.4

Consumer Loans:
---------------
 Total consumer loans ..........       662      0.3         706      0.3        812     0.4         911      0.4        717     0.3

Commercial business loans:
--------------------------
 Total commercial business loans    18,135      7.2      19,521      8.2     16,586     7.8      17,513      8.6     17,603     8.8
                                  --------   ------    --------   ------   --------  ------    --------   ------   --------  ------
 Total adjustable-rate loans ...   140,842     56.4     135,161     56.8    117,274    55.0     109,605     54.0    111,059    55.5
                                  --------   ------    --------   ------   --------  ------    --------   ------   --------  ------

 Total loans ...................   249,522   100.00%    238,036   100.00%   213,861  100.00%    202,711   100.00%  $200,005  100.00%
                                  ========   ======    ========   ======   ========  ======    ========   ======   ========  ======

Less:
-----
 Allowance for loan losses .....     2,081                1,959               1,982               2,115               2,109
                                  --------             --------            --------            --------            --------
Total loans receivable, net ....  $247,441             $236,077            $211,879            $200,596            $197,896
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

      As a result of the continued low interest rate environment during the past year, a greater percentage of the Bank's one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans. The Bank originates and generally sells its fixed-rate one-to-four family loans on a servicing retained basis without recourse to the Bank. At December 31, 2006, loans serviced by the Bank for others totaled $99.2 million. During the year ended December 31, 2006 and December 31, 2005, the Bank sold $17.0 million and $14.8 million, respectively in fixed-rate one-to-four family loans. As of December 31, 2006 the Bank had $1.6 million of mortgage loan forward sale commitments. The fair value of these commitments is not material.

      ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2006, 24.0% of the Bank's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

      All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      At December 31, 2006, approximately $85.9 million, or 34.4% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $51,000 of such loans (representing two loans) were included in nonperforming loans as of that date.

      Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-rate of interest. Both adjustable rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms up to ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 2006 the outstanding balance of home equity loans totaled $25.1 million, or 10.1% of the Bank's loan portfolio. At December 31, 2006, there were no home equity loans included in nonperforming loans.

      Commercial Real Estate Loans. At December 31, 2006, $59.2 million, or 23.7% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2006, the largest commercial real estate loan had a principal balance of $3.1 million and was secured by a car dealership building and assets. This loan is performing in accordance with its terms. As of December 31, 2006, there were no commercial real estate loans included in nonperforming loans.

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

      Consumer Lending. At December 31, 2006, consumer loans totaled $44.0 million, or 17.7% of the total loan portfolio. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 2006, loans secured by automobiles totaled $39.9 million, of which $34.7 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles.

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

      The Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security to the proposed loan amount. The Bank underwrites its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources. As of December 31, 2006, there were no consumer loans included in nonperforming loans.

      Commercial Business Loans. The Bank also originates commercial business loans. Commercial business loans are originated with terms of up to seven years, at fixed rates of interest except for lines of credit which have variable rates of interest. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 2006, the Bank had $35.3 million of commercial business loans which represented 14.1% of the total loan portfolio. On such date, the largest commercial business lending relationship totaled $2.7 million, which was secured by business assets of a not-for-profit corporation. At December 31, 2006, unsecured commercial business loans totaled $1.6 million.

      Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. At December 31, 2006, there were no commercial business loans included in nonperforming loans as of that date.

      Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2006, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                                                                                  Ten
                                                            One         Three                    Through      Beyond
                                                          Through      Through       Five        Twenty-      Twenty-
                                             Within        Three        Five        Through       Five         Five
                                            One Year       Years        Years      Ten Years      Years        Years        Total
                                            --------      -------      -------     ---------     --------     --------    --------
                                                                                (In thousands)
Real estate loans:
   One-to-four family .................      $   507      $   709      $   954      $ 8,925      $ 55,052      $19,717    $ 85,864
   Multi-family .......................           --          104           32          398         1,558           --       2,092
   Home equity ........................          577        1,100        2,829       20,147           435           --      25,088
   Commercial real estate .............        6,116          764          644        7,621        41,999           --      57,144
                                             -------      -------      -------      -------      --------      -------    --------
     Total real estate loans ..........        7,200        2,677        4,459       37,091        99,044       19,717     170,188

Consumer and other loans ..............        1,994       11,005       26,081        4,680           222           60      44,042

Commercial business loans .............       14,853        5,973        8,257        5,399           810           --      35,292
                                             -------      -------      -------      -------      --------      -------    --------

     Total loans ......................      $24,047      $19,655      $38,797      $47,170      $100,076      $19,777    $249,522
                                             =======      =======      =======      =======      ========      =======    ========

      Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2006, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2007. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                        Due After December 31, 2007
                                                -------------------------------------------
                                                   Fixed         Adjustable         Total
                                                -----------     -----------     -----------
                                                              (In thousands)
Real estate loans
   One-to-four family .................         $    25,468     $    59,889     $    85,357
   Multi-family .......................                  --           2,092           2,092
   Home equity ........................              12,916          11,595          24,511
   Commercial real estate .............               3,234          47,794          51,028
                                                -----------     -----------     -----------
     Total real estate loans ..........              41,618         121,370         162,988

Consumer and other loans ..............              41,675             373          42,048
Commercial business loans .............              14,031           6,408          20,439
                                                -----------     -----------     -----------
     Total loans ......................         $    97,324     $   128,151     $   225,475
                                                ===========     ===========     ===========

      Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented.

                                                                            Year Ended December 31,
                                                                    -------------------------------------
                                                                       2006          2005          2004
                                                                    ---------     ---------     ---------
                                                                             (Dollars in thousands)
Originations by Type:
Adjustable Rate:
    Real estate:
       One-to-four family .................................         $   8,591     $  10,821     $   7,585
       Multi-family .......................................                96           544           200
       Home equity ........................................             5,140         6,274         6,695
       Commercial and real estate .........................            11,876        21,385        10,381
                                                                    ---------     ---------     ---------
       Total real estate loans ............................            25,703        39,024        24,861
       Consumer loans .....................................             2,863         1,029           687
       Commercial business loans ..........................             8,136         8,581         9,304
                                                                    ---------     ---------     ---------
           Total adjustable rate loans ....................         $  36,702     $  48,634     $  34,852
                                                                    ---------     ---------     ---------
Fixed-Rate:
    Real estate:
       One-to-four family .................................         $  21,945     $  19,897     $  30,946
       Multi-family .......................................                --            --            --
       Home equity ........................................             5,727         3,315         2,381
       Commercial and real estate .........................               317           110         1,966
                                                                    ---------     ---------     ---------
       Total real estate loans ............................            27,989        23,322        35,293
       Consumer loans .....................................            19,888        28,887        20,833
       Commercial business loans ..........................            14,203        13,591        17,703
                                                                    ---------     ---------     ---------
           Total fixed rate loans .........................         $  62,080     $  65,800     $  73,829
                                                                    ---------     ---------     ---------
Total loans originated ....................................         $  98,782     $ 114,434     $ 108,681
                                                                    ---------     ---------     ---------

Sales:
    Real estate:
       One-to-four family .................................         $  17,015     $  14,845     $  18,596
                                                                    ---------     ---------     ---------
Total loans sold ..........................................         $  17,015     $  14,845     $  18,596

Repayments:
    Real estate:
       One-to-four family .................................         $  10,658     $  14,493     $  18,224
       Multi-family .......................................               342           360           424
       Home equity ........................................             7,968         7,709         5,768
       Commercial and real estate .........................             7,029        12,081         5,587
                                                                    ---------     ---------     ---------
           Total real estate loans ........................            25,997        34,643        30,003
    Consumer loans ........................................            23,604        21,528        21,135
    Commercial business loans .............................            20,680        19,243        27,797
                                                                    ---------     ---------     ---------
           Total repayments ...............................         $  70,281     $  75,414     $  78,935
                                                                    ---------     ---------     ---------
           Total reductions ...............................         $  87,296     $  90,259     $  97,531
                                                                    ---------     ---------     ---------

       Net increases ......................................         $  11,486     $  24,175     $  11,150
                                                                    =========     =========     =========

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

      At December 31, 2006, the largest amount loaned by the Bank to one borrower consisted of a commercial real estate loan to a car dealership with an outstanding balance totaling $3.1 million. This amount consisted of one commercial real estate loan secured by the property and other business assets. At December 31, 2006 this lending relationship was performing in accordance with its terms.

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

      Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is reversed from interest income. At December 31, 2006, the Bank had nonperforming loans of $51,000 and a ratio of nonperforming loans to total assets of 0.01%. At December 31, 2006, the Bank's ratio of nonperforming assets to total assets was 0.01%.

      Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed assets until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of foreclosed assets is charged against earnings.

      The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 2006. When a loan is delinquent 90 days or more, the Bank fully reverses all interest accrued and ceases to accrue interest thereafter.

                                                                    Loans Delinquent for:
                                              --------------------------------------------------------------------
                                                   60-89 Days           90 Days or More     Total Delinquent Loans
                                              ------------------      ------------------    ----------------------
                                              Number      Amount      Number      Amount    Number          Amount
                                              ------      ------      ------      ------    ------          ------
                                                                    (Dollars in thousands)
One-to-four family .....................          --      $   --           2      $   51         2          $   51
Multi-family ...........................          --          --          --          --        --              --
Home equity ............................           1           8          --          --         1               8
Commercial real estate .................          --          --                      --        --              --
Construction and land ..................          --          --          --          --        --              --
Consumer ...............................           2           7          --          --         2               7
Commercial business ....................          --          --          --          --        --              --
                                              ------      ------      ------      ------    ------          ------
  Total ................................           3      $   15           2      $   51         5          $   66
                                              ======      ======      ======      ======    ======          ======

         Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                                                At December 31,
                                                                         ----------------------------------------------------------
                                                                          2006         2005         2004         2003         2002
                                                                         ------       ------       ------       ------       ------
                                                                                             (Dollars in thousands)
Non-accruing loans:
   One-to-four family .............................................      $   51       $  223       $  128       $  114       $   49
   Multi-family ...................................................          --           --           --           --           --
   Home equity ....................................................          --           --           --           --           --
   Commercial real estate .........................................          --           --          436           --           --
   Construction and land ..........................................          --           --           --           --           --
   Consumer .......................................................          --            2           31           11           --
   Commercial business ............................................          --           --           --           22           --
                                                                         ------       ------       ------       ------       ------
      Total .......................................................          51          225          595          147           49
                                                                         ------       ------       ------       ------       ------

Accruing loans delinquent more than 90 days:
   One-to-four family .............................................          --           --           --           --           --
   Multi-family ...................................................          --           --           --           --           --
   Home equity ....................................................          --           --           --           --           --
   Commercial real estate .........................................          --           --           --           --           --
   Construction and land ..........................................          --           --           --           --           --
   Consumer .......................................................          --           --           --           34           --
   Commercial business ............................................          --           --           --           --           --
                                                                         ------       ------       ------       ------       ------
      Total .......................................................          --           --           --           34           --
                                                                         ------       ------       ------       ------       ------

Total nonperforming loans .........................................      $   51       $  225       $  595       $  181       $   49
                                                                         ======       ======       ======       ======       ======

Foreclosed assets:
   One-to-four family .............................................      $   --       $   --       $   --       $   --       $   --
   Multi-family ...................................................          --           --           --           --           --
   Home equity ....................................................          --           --           --           --           --
   Commercial real estate .........................................          --           --           --          115           --
   Construction and land ..........................................          --           --           --           --           --
   Consumer .......................................................          --           --           --           --           --
   Commercial business ............................................          --           --           --           --           --
                                                                         ------       ------       ------       ------       ------
      Total .......................................................          --           --           --          115           --
                                                                         ======       ======       ======       ======       ======

Total nonperforming loans as a percentage of total assets .........        0.01%        0.05%        0.14%        0.04%        0.01%
                                                                         ======       ======       ======       ======       ======
Total nonperforming assets ........................................      $   51       $  225       $  595       $  296       $   49
                                                                         ======       ======       ======       ======       ======
Total nonperforming assets as a percentage of total assets ........        0.01%        0.05%        0.14%        0.07%        0.01%
                                                                         ======       ======       ======       ======       ======

      During the years ended December 31, 2006 and 2005, respectively, gross interest income of $1,800 and $5,800 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2006 and 2005.

      Classification of Assets. On the basis of management's review of its assets, at December 31, 2006, the Bank had classified a total of $4.4 million of loans as follows:

                                                                  Amount
                                                                  ------
                                                              (In thousands)

      Special mention ....................................       $    961
      Substandard ........................................          3,450
      Doubtful assets ....................................             22
      Loss assets ........................................             --
      Impaired assets ....................................             --
                                                                 --------
           Total .........................................       $  4,433
                                                                 ========

      General loss allowance .............................       $  1,505
                                                                 ========
      Specific loss allowance ............................            576
                                                                 ========
      Net charge-offs ....................................            158
                                                                 ========

      Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2006, the total allowance was $2.1 million, which amounted to 0.84% of loans, net and 4,080.4% of nonperforming loans. Management monitors and modifies the level of the allowance for loan losses in order to maintain it at a level which it considers adequate to provide for probably incurred loan losses. For the years ended December 31, 2006 and 2005, the Bank had charge-offs of $427,000 and $521,000, respectively, against this allowance.

      Quarterly, the Bank evaluates the adequacy of the allowance for loan losses and determines the appropriate level of provisions for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustment related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral securing the loan. Management believes the current method of determining the adequacy of the allowance is prudent in light of the Bank's intention to continue to diversify its lending operations through the increased origination of consumer loans, commercial business loans and commercial real estate loans.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                      December 31,
                                                           -----------------------------------------------------------------
                                                              2006          2005           2004          2003         2002
                                                           ---------     ---------      ---------     ---------    ---------
                                                                                    (Dollars in thousands)
Balance at beginning of period ......................      $   1,959     $   1,982      $   2,115     $   2,109    $   1,672

Charge-offs:
   One-to-four family ...............................             17             9             --            13           19
   Multi-family .....................................             --            --             --            --           --
   Home equity ......................................             10            10             --            --           --
   Commercial real estate ...........................             --            44             --            --           --
   Construction and land ............................             --            --             --            --           --
   Consumer .........................................            301           448            415           509          382
   Commercial business ..............................             99            10            283           203          406
                                                           ---------     ---------      ---------     ---------    ---------
   Total ............................................            427           521            698           725          807
                                                           ---------     ---------      ---------     ---------    ---------

Recoveries:
   One-to-four family ...............................              5            10              2            --           34
   Multi-family .....................................             --            --             --            --           --
   Home equity ......................................             19            --             --            --           --
   Commercial real estate ...........................             --            --             --            --           --
   Construction and land ............................             --            --             --            --           --
   Consumer .........................................            139           127            102            95           62
   Commercial business ..............................            106             1             11           106           23
                                                           ---------     ---------      ---------     ---------    ---------
   Total ............................................            269           138            115           201          119
                                                           ---------     ---------      ---------     ---------    ---------
Net charge-offs .....................................           (158)         (383)          (583)         (524)        (688)
Addition of allowance ...............................             --            --             --            --          961
Additions charged to operations .....................            280           360            450           530          164
                                                           ---------     ---------      ---------     ---------    ---------
Balance at end of period ............................      $   2,081     $   1,959      $   1,982     $   2,115    $   2,109
                                                           =========     =========      =========     =========    =========

Allowance for loan losses as a percentage of total
loans receivable, net ...............................           0.84%       0.83 %           0.94%         1.05%        1.07%
                                                           =========     =========      =========     =========    =========

Ratio of net charge-offs to average loans ...........           0.06%         0.17%          0.28%         0.26%        0.37%
                                                           =========     =========      =========     =========    =========

Ratio of net charge-offs to non-performing loans ....         309.80%       170.22%         97.98%       289.50%    1,404.08%
                                                           =========     =========      =========     =========    =========

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                                      At December 31,
                        ------------------------------------------------------------------------------------------------------------
                                      2006                                 2005                                 2004
                        ----------------------------------   ----------------------------------   ----------------------------------
                                                Percentage                          Percentage                            Percentage
                                                    of                                  of                                    of
                                                 Loans in                            Loans in                              Loans in
                        Amount of     Loan         Each      Amount of     Loan        Each       Amount of     Loan         Each
                        Loan Loss  Amounts by  Category to   Loan Loss  Amounts by  Category to   Loan Loss  Amounts by  Category to
                        Allowance   Category   Total Loans   Allowance   Category   Total Loans   Allowance   Category   Total Loans
                        ---------   --------   -----------   ---------  ----------  -----------   ---------  ----------  -----------
                                                                   (Dollars in Thousands)
One-to-four family .....  $  273    $ 85,864       34.42%       $  376    $ 83,001      34.87%      $  357    $ 81,621       38.17%
Multi-family ...........       7       2,092        0.84             9       2,338       0.98            8       2,154        1.00
Home equity ............     220      25,088       10.05           222      22,189       9.32          203      20,309        9.50
Commercial real estate .     539      57,144       22.90           287      51,980      21.84          296      42,566       19.90
Consumer ...............     424      44,042       17.65           451      44,895      18.86          474      36,507       17.07
Commercial business ....     618      35,292       14.14           614      33,633      14.13          644      30,704       14.36
                          ------    --------      ------        ------    --------     ------       ------    --------      ------
   Total ...............  $2,081    $249,522      100.00%       $1,959    $238,036     100.00%      $1,982    $213,861      100.00%
                          ======    ========      ======        ======    ========     ======       ======    ========      ======

                                                   At December 31,
                        -----------------------------------------------------------------------
                                      2003                                 2002
                        ----------------------------------   ----------------------------------
                                                Percentage                          Percentage
                                                    of                                  of
                                                 Loans in                            Loans in
                        Amount of     Loan         Each      Amount of     Loan        Each
                        Loan Loss  Amounts by  Category to   Loan Loss  Amounts by  Category to
                        Allowance   Category   Total Loans   Allowance   Category   Total Loans
                        ---------   --------   -----------   ---------  ----------  -----------
                                                 (Dollars in Thousands)
One-to-four family .....   $  344   $ 79,910       39.42%       $  317     $ 85,581      42.78%
Multi-family ...........        9      2,378        1.17             7        1,983       0.99
Home equity ............      170     17,001        8.39           151       15,149       7.58
Commercial real estate .      344     35,806       17.66           409       30,096      15.05
Consumer ...............      505     36,122       17.82           538       37,421      18.71
Commercial business ....      743     31,494       15.54           687       29,775      14.89
                           ------   --------      ------        ------     --------     ------
   Total ...............   $2,115   $202,711      100.00%       $2,109     $200,005     100.00%
                           ======   ========      ======        ======     ========     ======

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

      Investment Securities. At December 31, 2006, the Bank had $85.7 million, or 19.3% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities, corporate obligations, a mutual fund and equity investments in corporate stock. There were no trust preferred investments included in corporate debt obligations at December 31, 2006. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. The Bank does not have a trading portfolio. Investment securities are classified as available for sale. At December 31, 2006, the Bank's investment securities portfolio had a weighted average life of 5.99 years.

         Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                              At December 31,
                                               ------------------------------------------------------------------------------
                                                        2006                        2005                        2004
                                               ---------------------      ---------------------       -----------------------
                                               Amortized       Fair       Amortized        Fair       Amortized       Fair
                                                  Cost         Value         Cost         Value          Cost         Value
                                               ---------       -----      ---------       -----       ---------       -----
                                                                          (Dollars in thousands)
Investment securities available for sale:
   Federal agency securities ..............      $36,892      $36,245      $ 36,523      $ 35,436      $ 38,835      $ 38,213
   Corporate debt securities ..............       18,361       18,067        22,696        21,903        21,767        22,194
   Tax exempt bonds .......................       15,747       15,706        32,491        32,498        30,743        31,168
   Equity securities ......................       15,392       15,699        17,012        16,595        14,720        14,898
                                                 -------      -------      --------      --------      --------      --------
        Total .............................      $86,392      $85,717      $108,722      $106,432      $106,065      $106,473
                                                 =======      =======      ========      ========      ========      ========

Average remaining life of investment
 securities ...............................    5.99 years                 7.18  years                 8.92 years
Other interest earning assets:
   Interest-earning deposits with banks ...          854          854         1,437         1,437           986           986
   Federal funds sold .....................        6,196        6,196           730           730         3,180         3,180
   FHLB Stock .............................        3,228        3,228         3,858         3,858         3,257         3,257
                                                 -------      -------      --------      --------      --------      --------
        Total .............................      $10,278      $10,278      $  6,125      $  6,125      $  7,423      $  7,423
                                                 =======      =======      ========      ========      ========      ========

                                                               At December 31,
                                              --------------------------------------------------
                                                        2003                        2002
                                              ----------------------      ----------------------
                                              Amortized        Fair       Amortized        Fair
                                                 Cost          Value         Cost          Value
                                              ---------        -----      ---------        -----
                                                             (Dollars in thousands)
Investment securities available for sale:
   Federal agency securities ..............    $ 45,840      $ 45,500      $ 48,594      $ 49,507
   Corporate debt securities ..............      31,175        31,736        42,751        42,250
   Tax exempt bonds .......................      25,496        26,109        12,642        12,962
   Equity securities ......................      15,020        15,334        15,020        14,852
                                               --------      --------      --------      --------
        Total .............................    $117,531      $118,679      $119,007      $119,571
                                               ========      ========      ========      ========

Average remaining life of investment
 securities ...............................   7.51 years                  6.07 years
Other interest earning assets:
   Interest-earning deposits with banks ...       1,340         1,340         2,092         2,092
   Federal funds sold .....................          --            --         2,400         2,400
   FHLB Stock .............................       3,370         3,370         3,685         3,685
                                               --------      --------      --------      --------
        Total .............................    $  4,710      $  4,710      $  8,177      $  8,177
                                               ========      ========      ========      ========

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, cost, market value and weighted average yields for the Bank's investment portfolio at December 31, 2006.

                                                                        December 31, 2006
                                                   -----------------------------------------------------------
                                                   Less Than     1 to 5       5 to 10       Over
                                                     1 Year       Years        Years      10 Years     Total
                                                   --------     --------     --------     --------    --------
                                                   Carrying     Carrying     Carrying     Carrying    Carrying
                                                     Value        Value        Value        Value       Value
                                                   --------     --------     --------     --------    --------
                                                                       (Dollars in Thousands)
   Federal agency securities .............          $10,545      $17,741      $   247      $ 7,712     $36,245
   Corporate debt securities .............               --        4,850        2,427       10,790      18,067
   Tax exempt bonds ......................            1,194          494       11,153        2,865      15,706
                                                    -------      -------      -------      -------     -------
     Total securities ....................          $11,739      $23,085      $13,827      $21,367     $70,018
                                                    =======      =======      =======      =======     =======

Weighted average yield (1) ...............             4.44%        4.33%        3.60%        5.60%       4.46%

----------
(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

      Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk; and (iii) increase liquidity. At December 31, 2006, the amortized cost of mortgage-backed securities totaled $29.7 million or 6.7% of total assets, all of which were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 3.66% to 8.50%, a weighted average yield of 5.10% and a weighted average life (including payment assumption) of 5.33 years at December 31, 2006. The estimated fair value of the Bank's mortgage-backed securities at December 31, 2006 was $29.1 million, which was $627,000 lower than the amortized cost of $29.7 million.

      Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $29.7 million mortgage-backed securities portfolio at December 31, 2006, $148,000 with a weighted average yield of 6.42% had contractual maturities within five years, $86,000 with a weighted average yield of 5.32% had contractual maturities of five to ten years and $29.5 million with a weighted average yield of 4.57% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage related securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

      Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.

                                                                                       December 31,
                                                     -------------------------------------------------------------------------------
                                                               2006                       2005                        2004
                                                     ------------------------  -------------------------   -------------------------
                                                     Amortized        Fair      Amortized        Fair       Amortized         Fair
                                                        Cost          Value       Cost           Value        Cost            Value
                                                     ---------      ---------   ---------      ---------    ---------      ---------
                                                                                  (In thousands)
Mortgage-backed securities available for sale:
  GinnieMae ......................................   $     994      $     989   $      --      $      --    $     416      $     444
  FannieMae ......................................      10,224         10,008       9,226          8,937       14,819         14,674
  FreddieMac .....................................      16,571         16,196      18,494         18,034       19,706         19,672
  CMOs ...........................................       1,903          1,871       2,161          2,103        9,151          9,182
  Small business administration ..................          17             17          23             23          405            405
                                                     ---------      ---------   ---------      ---------    ---------      ---------
        Total ....................................   $  29,709      $  29,081   $  29,904      $  29,097    $  44,497      $  44,378
                                                     =========      =========   =========      =========    =========      =========

                                                                          December 31,
                                                     -------------------------------------------------------
                                                                2003                          2002
                                                     -------------------------     -------------------------
                                                     Amortized         Fair         Amortized        Fair
                                                        Cost           Value           Cost          Value
                                                      ---------      ---------      ---------      ---------
Mortgage-backed securities available for sale:
  GinnieMae ......................................    $   1,504      $   1,588      $   4,256      $   4,448
  FannieMae ......................................       21,863         21,979         12,628         13,074
  FreddieMac .....................................       22,795         22,934         18,914         19,369
  CMOs ...........................................        4,961          4,723          2,127          2,116
  Small business administration ..................          565            564            713            712
                                                      ---------      ---------      ---------      ---------
        Total ....................................    $  51,688      $  51,788      $  38,638      $  39,719
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

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, interest-bearing demand accounts, non interest-bearing checking accounts, money market accounts and certificates of deposit. The Bank also offers IRAs and other qualified plan accounts. Through our special purpose subsidiary at December 31, 2006 the Bank held $17.1 million in municipal deposits.

      At December 31, 2006,  deposits  totaled $313.3  million.  At December 31,
2006, the Bank had a total of $118.0 million in certificates of deposit, of which $80.3 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2006 certificates of deposit with balances of $100,000 or more totaled $30.2 million.

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

      The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                 Year Ended December 31,
                                                       ---------------------------------------------
                                                           2006             2005             2004
                                                       -----------      -----------      -----------
                                                                   (Dollars in thousands)
Opening balance ................................       $   301,186      $   301,647      $   305,515
Deposits .......................................         2,766,018        2,589,258        2,421,711
Withdrawals ....................................        (2,759,898)      (2,594,264)      (2,429,555)
Interest credited ..............................             5,964            4,545            3,976
                                                       -----------      -----------      -----------

Ending balance .................................       $   313,270      $   301,186      $   301,647
                                                       -----------      -----------      -----------

Net increase (decrease) ........................       $    12,084      $      (461)     $    (3,868)
                                                       ===========      ===========      ===========

Percent increase (decrease) ....................              4.01%           (0.15)%          (1.27)%
                                                       ===========      ===========      ===========

      The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2006.

                                                                                     Maturity
                                                               -----------------------------------------------------
                                                                3 Months     Over 3 to 6   Over 6 to 12      Over 12
                                                                or Less         Months         Months         Months         Total
                                                               ---------     -----------   ------------     ---------      ---------
                                                                                          (In thousands)
Certificates of deposit less than $100,000 ..............      $  16,774      $  14,597      $  27,103      $  29,372      $  87,846
Certificates of deposit of $100,000 or more .............          5,202          7,121          9,540          8,315         30,178
                                                               ---------      ---------      ---------      ---------      ---------
Total of certificates of deposit ........................      $  21,976      $  21,718      $  36,643      $  37,687      $ 118,024
                                                               =========      =========      =========      =========      =========

      The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

                                                                                   December 31,
                                                   --------------------------------------------------------------------------------
                                                            2006                        2005                          2004
                                                   ----------------------       ----------------------       ----------------------
                                                    Amount        Percent        Amount       Percent          Amount       Percent
                                                   --------      --------       --------      --------       --------      --------
                                                                                (Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing .........................      $ 53,097         16.95%      $ 51,044         16.95%      $ 50,082         16.60%
Savings accounts ............................        64,377         20.55         68,036         22.59         70,252         23.29
Interest-bearing checking ...................        31,559         10.07         31,734         10.54         29,076          9.64
Money market accounts .......................        46,213         14.75         41,723         13.85         37,268         12.36
                                                   --------      --------       --------      --------       --------      --------
     Total ..................................       195,246         62.32        192,537         63.93        186,678         61.89
                                                   --------      --------       --------      --------       --------      --------

Certificates of deposit:
Less than 2.00% .............................         3,098          0.99          6,914          2.30         53,686         17.80
2.00-3.99% ..................................        29,731          9.49         80,739         26.81         38,562         12.78
4.00-5.99% ..................................        84,849         27.09         19,513          6.48         15,147          5.02
6.00-7.99% ..................................           346          0.11          1,483          0.68          7,574          2.51
                                                   --------      --------       --------      --------       --------      --------
     Total certificates of deposit ..........       118,024         37.68        108,649         36.07        114,969         38.11
                                                   --------      --------       --------      --------       --------      --------
        Total deposits ......................      $313,270        100.00%      $301,186        100.00%      $301,647        100.00%
                                                   ========      ========       ========      ========       ========      ========

      The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 2006.

                                                                                                                    Percent
                                                 <2.00%    2.00-3.99%     4.00-5.99%    6.00-7.99%      Total       of Total
                                                --------   ----------     ----------    ----------     --------     --------
                                                                             (Dollars in thousands)
Certificate accounts maturing
in quarter ending:

March 31, 2007 ...........................         2,005        7,801         12,071             99       21,976       18.62%
June 30, 2007 ............................           847        3,449         17,293            129       21,718       18.40
September 30, 2007 .......................            --        3,184         14,204              1       17,389       14.73
December 31, 2007 ........................           232        3,371         15,614             37       19,254       16.31
March 31, 2008 ...........................            --        2,766          6,570             80        9,416        7.98
June 30, 2008 ............................             4        1,749          1,556             --        3,309        2.80
September 30, 2008 .......................            10        1,205          2,201             --        3,416        2.90
December 31, 2008 ........................            --          926          4,935             --        5,861        4.97
Thereafter ...............................            --        5,280         10,405             --       15,685       13.29
                                                --------     --------       --------       --------     --------    --------
  Total ..................................      $  3,098     $ 29,731       $ 84,849       $    346     $118,024      100.00%
                                                ========     ========       ========       ========     ========    ========

  Percent of total .......................          2.63%       25.19%         71.89%          0.29%      100.00%

      Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                             At December 31,
                                                                                   ------------------------------------
                                                                                      2006         2005          2004
                                                                                   --------      --------      --------
                                                                                                  (Dollars in thousands)
Short-term borrowings:
  Overnight line of credit ...................................................     $     --      $ 10,870      $     --
  Repurchase agreements - FHLB ...............................................        1,000         8,000            --
  Term advances - FHLB .......................................................        6,500        15,000        13,500
Long-term borrowings:
  Repurchase agreements - FHLB ...............................................       18,000        24,000        27,000
  Term advances - FHLB .......................................................       35,900        19,400        23,900
                                                                                   --------      --------      --------
    Total borrowings .........................................................     $ 61,400      $ 77,270      $ 64,400
                                                                                   --------      --------      --------

Weighted Average interest cost of short-term borrowings during the year ......         4.23%         4.18%         1.34%
                                                                                   --------      --------      --------
Weighted Average interest cost of long-term borrowings during the year .......         4.99%         4.70%         4.64%
                                                                                   --------      --------      --------

Average Balance of borrowings outstanding during the year ....................     $ 67,749      $ 68,372      $ 65,795
                                                                                   --------      --------      --------

      Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 2006, the Bank maintained 538 trust/fiduciary accounts, with total assets of $110.5 million under management as compared to 489 trust/fiduciary accounts, with total assets of $98.5 million total assets at December 31, 2005. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

Limited Purpose Commercial Bank

      In connection with the acquisition of SBC on May 31, 2002, the Bank holds The State Bank of Chittenango as a limited purpose commercial bank. At December 31, 2006, The State Bank of Chittenango held $23.1 million in assets, consisting primarily of U.S. Government obligations and mortgage-backed securities and $17.1 million in deposits.

Insurance Activities

      On October 2, 2000, the Bank completed the acquisition of Bailey & Haskell Associates, Inc., ("B&H"), an insurance agency located in Central New York State. B&H has offices in Oneida, Canastota, Cazenovia, Chittenango, New Hartford and Syracuse. B&H is a full-service insurance and financial services firm with over 90 employees providing services to over 19,000 customers. Adding B&H insurance and financial services business has enabled the Bank to evolve from a traditional depository institution into a full-service financial services organization. B&H offers personal and commercial property insurance, life insurance, pension plan services, mutual funds and annuity sales, and other products and services. B&H represents many insurance companies including, Travelers, CNA, Hartford, Progressive, Utica National, Chubb and many more. The Bank acquired a number of brokerage agencies, notably Noyes and LaLonde, Inc., The Dunn Agency, Kennedy & Clarke, Inc., MacDonald/Yando Agency, Inc., and Parsons, Cote & Company which was added during 2006. These companies were merged into B&H.

Employee Benefit Consulting Activities

      On June 28, 2006, the Bank completed its acquisition of Benefit Consulting Group L.L.C., an employee benefits consulting and retirement plan administration firm located in Syracuse, New York. The new company, Benefit Consulting Group Inc. will operate as a wholly owned subsidiary of Oneida Savings Bank. Benefit Consulting Group currently serves more than 700 corporate and personal clients and offers employee benefit related services that are complementary to those provided by Oneida Savings Bank and B&H. Benefit Consulting Group provides defined contribution and benefit plans, actuarial services, investment management, estate planning and human resource management services.

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

Personnel

      As of December 31, 2006, the Bank had 267 full-time employees and 20 part-time employees. The employees are not represented by a collective bargaining unit. The Bank considers its relationship with its employees to be good.

Regulation

      General. The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through its Deposit Insurance Fund. The Bank is subject to extensive regulation by the New York State Banking Department (the "Department"), and by the FDIC. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Department concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. On July 18, 2001 the Company and the
Mutual  Holding  Company   completed  their  conversion  to  federal   charters.
Consequently, they are subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company, or the Mutual Holding Company.

      Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.

      New York Bank Regulation. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by federal laws and regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in common stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or

1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. The Bank has not elected to conduct its investment activities under the "prudent person" standard. A savings bank may also exercise trust powers upon approval of the Department.

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

      Insurance of Accounts and Regulation by the FDIC. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Bank's deposits, therefore, are subject to FDIC insurance assessments.

      On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the FDIC adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modify the deposit fund's reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

      On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) it supervisory rating, (2) its financial ratios, and (3) its long term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund. The merger of the two separate insurance funds did not affect the authority of the Financing Corporation, a mix-ownership government corporation, to impose and collect, with approval of the FDIC, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the Financing Corporation assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at the institution.

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

      Limitations on Dividends and Other Capital Distributions. The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law also restricts the Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained under state law and regulation or (ii) the amount of the Bank's liquidation account established in connection with the Reorganization.

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

      Activities and Investments of Insured State-Chartered Banks Acting as Principal. Federal law generally limits the activities and equity investments of FDIC-insured state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under federal regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, the activities of which are limited to those permissible for a subsidiary of a national bank; (ii) investing as a limited partner in a partnership the sole purpose of which is the direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2006, the Bank had $15.7 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

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

Federal Community Reinvestment Regulation. Under the Community Reinvestment Act, as amended (the "CRA"), and its implementing regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating was "outstanding."

New York State Community Reinvestment Regulation. The Bank is also subject to provisions of the New York State Banking Law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make a biennial written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's NYCRA rating as of its latest examination was "satisfactory."

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2006, the Bank had $3.2 million of FHLB stock. The dividend yield from FHLB stock was 7.00% at December 31, 2006. No assurance can be given that the FHLB will pay any dividends in the future.

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

Federal Holding Company Regulation.

      General. The Company and the Mutual Holding Company are nondiversified savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company, and their subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

      Waivers of Dividends by Mutual Holding Company. Office of Thrift Supervision regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iii) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations. The Mutual Holding Company intends to continue to waive dividends paid by the Company. Under OTS regulations, the Company's public stockholders would not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event the Mutual Holding Company converts to stock form.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2006, the Bank was in compliance with these reserve requirements.

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

Executive Officers of the Registrant

      Listed below is information, as of December 31, 2006, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

       Name             Age       Position and Term
-----------------      -----      ---------------------------------------------------------------
Michael R. Kallet       56        President and Chief Executive Officer since 1990

Eric E. Stickels        45        Executive Vice President and Chief Financial Officer since 1998

Thomas H. Dixon         52        Executive Vice President and Chief Credit Officer since 1996

      A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT www.oneidabank.com AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

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

Our Information Systems May Experience an Interruption or Breach in Security

      We rely heavily on communications and information systems to conduct business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our general ledger, deposit, loan and other systems, including risk to data integrity. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1.B UNRESOLVED STAFF COMMENTS
----------------------------------

      Not applicable.

ITEM 2.  PROPERTIES
-------------------

      The Bank conducts its business through its main office located in Oneida, New York, and seven additional full service branch offices. The following table sets forth certain information concerning Company property and equipment at December 31, 2006. The aggregate net book value of the Company's premises and equipment was $17.4 million at December 31, 2006. The insurance subsidiary conducts its business through one owned and five leased facilities with lease expirations not exceeding five years. Benefit Consulting Group conducts its business through one leased facility.

                                       Original              Date of         Net Book Value
                                          Year                Lease    of Property and Equipment
     Location                           Acquired           Expiration     at December 31, 2006
     --------                           --------           ----------     --------------------
                                                                             (In thousands)
Main Office:
182 Main Street                           1889                 N/A                $2,168
Oneida, New York 13421

Branch Offices:
Camden Branch                             1997                 N/A                   684
41 Harden Boulevard
Camden, New York 13316

Canastota Branch                          1999                 N/A                   800
104 S. Peteboro St.
Canastota, New York 13032

Cazenovia Branch                          1971                 N/A                 1,936
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch                           1976                 N/A                   214
35 Broad Street
Hamilton, New York 13346

Convenience Center                        1988                 N/A                 1,197
585 Main Street
Oneida, New York 13421

Chittenango Branch                        2002                 N/A                 1,963
519 Genesee Street
Chittenango, New York 13037

Bridgeport Branch                         2002           November  2008               52
8786 State Route 31
Bridgeport, New York 13030

Griffis Park Branch                       2005                 N/A                 3,650
160 Brooks Road
Rome, NY  13441

Mortgage Center
126 Lenox Avenue                          1989                 N/A                    98
Oneida, New York 13421

Operations Center
169 Main Street                           2001                 N/A                 1,505
Oneida, New York 13421

Bailey & Haskell Associates, Inc.
Various locations                         2000               Various                 965
(Headquarters)
169 Main Street
Oneida, New York 13421

Bailey & Haskell Associates, Inc.         2006                 N/A                 1,933
Benefit Consulting Group Inc.
5232 Witz Drive
North Syracuse, New York 13212

Other Bank Property
102 S. Peterboro St.                      2000                 N/A                   181
Canastota, New York 13032

6 Cambridge Avenue                        2006                 N/a                    82
Morrisville, New York 13408

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      No matters were submitted during the fourth quarter of the year ended December 31, 2006 to a vote of securityholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         ----------------------------------------------------------------------

      For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 2006 (the "Annual Report to Stockholders") is incorporated herein by reference.

      During the fourth quarter of 2006, the Company repurchased shares of its common stock as follows:

                                                                                 Maximum Number of Shares that may
                               # of Shares      Average Price    Total Shares      still be purchased under the
      Period                    Purchased       Paid Per Share     Purchased             repurchase program
---------------------          -----------      --------------   ------------    ---------------------------------
Oct. 1 - Oct. 31                       --                --              --                        --
Nov. 1 - Nov. 30                       --                --              --                        --
Dec. 1 - Dec. 31                    3,190            $11.81           3,190                   250,000

Equity Compensation Plans

      Set forth below is certain information as of December 31, 2006 regarding equity compensation to directors and executive officers of Oneida Financial Corp. approved by stockholders. Other than the employee stock ownership plan, Oneida Financial Corp. did not have any equity plans in place that were not approved by stockholders.

====================================================================================================================================
                                   Number of securities to
                                   be issued upon exercise
                                    of outstanding options   Weighted average    Number of securities remaining available for
                    Plan                  and rights          exercise price                  issuance under plan
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by stockholders ............      186,492                $7.561         9,243 (options)/12,886 (shares of restricted stock)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by stockholders ............           --                    --                              --
------------------------------------------------------------------------------------------------------------------------------------
       Total ........................      186,492                $7.561         9,243 (options)/12,886 (shares of restricted stock)
====================================================================================================================================

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

      Interest Rate Risk. In recent years, the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of residential monthly and bi-weekly adjustable-rate mortgage loans, commercial adjustable-rate mortgage loans, other business purpose loans and consumer loans consisting primarily of auto loans; (ii) selling substantially all newly originated longer-term fixed-rate one-to-four family residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (iii) managing the Bank's investment activities in a prudent manner in the context of overall balance sheet asset/liability management. Investing in shorter-term securities will generally bear lower yields as compared to longer-term investments, but will better position the Bank for increases in market interest rates and better matches the maturities of the Bank's certificate of deposit accounts. Certificates of deposit that mature in one year or less, at December 31, 2006 totaled $80.3 million, or 25.0% of total interest-bearing liabilities. The wholesale arbitrage strategy of investing allows the Bank to invest in longer-term assets by hedging the additional interest rate risk with liabilities of similar maturity or repricing characteristics. Borrowed funds that mature in one year or less, at December 31, 2006 totaled $7.5 million, or 2.3% of total interest-bearing liabilities. Management believes that this balanced approach to investing will reduce the exposure to interest rate fluctuations will enhance long-term profitability.

      Net Income and Portfolio Value Analysis. The Bank's interest rate sensitivity is monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Bank's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates; reinvestment rates. The following sets forth the Bank's net income and NPV as of December 31, 2006.

   Change in                    Net Interest Income                  Net Portfolio Value
Interest Rates         ----------------------------------    -----------------------------------
In Basis Points          Dollars      Dollar      Percent     Dollars        Dollar      Percent
 (Rate Shock)            Amount       Change       Change      Amount        Change      Change
---------------        ----------    ---------    -------    ----------    ---------     -------
                                               (Dollars in Thousands)
      +200             $   12,916    $      41       0.3%    $   54,886    $  (8,663)    (13.6)%
      +100             $   12,917    $      42       0.3%    $   59,656    $  (3,892)     (6.1)%
    Static             $   12,875    $      --        --%    $       --    $      --        --%
      -100             $   12,733    $    (142)     (1.1)%   $   65,267    $   1,719       2.7%
      -200             $   12,463    $    (412)     (3.2)%   $   65,534    $   1,985       3.1%

The following sets forth the Bank's net income and NPV as of December 31, 2005.

   Change in                      Net Interest Income                    Net Portfolio Value
Interest Rates        -------------------------------------    --------------------------------------
In Basis Points        Dollars       Dollar        Percent      Dollars        Dollar        Percent
 (Rate Shock)           Amount       Change         Change       Amount        Change        Change
----------------      ---------     -------        --------    ---------      ---------       -------
                                                (Dollars in Thousands)
     +200             $  12,919     $  (266)        (2.0)%     $  76,419      $  (4,448)      (5.5%
     +100             $  13,129     $   (56)        (0.4)%     $  79,717      $  (1,150)      (1.4)%
   Static             $  13,185     $    --           -- %     $      --      $      --         --%
     -100             $  12,941     $  (244)        (1.9)%     $  79,448      $  (1,419)      (1.8)%
     -200             $  12,301     $  (884)        (7.2)%     $  76,733      $  (4,134)      (5.1)%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

         None.

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

ITEM 9B. OTHER INFORMATION
--------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

         Information concerning Directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers. Information concerning corporate governance matters is incorporated by reference from the Company's Proxy Statement, specifically the section captioned "Meetings and Committees of the Board of Directors."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

      Information concerning security ownership and equity compensation of certain owners and management is incorporated by reference from the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE
--------------------------------------------------------------------------------

      Information  concerning  relationships  and  transactions,   and  director
independence, is incorporated by reference from the Company's Proxy Statement.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1)  Financial Statements
              --------------------

              o   Report of Independent Registered Public Accounting Firm

              o   Consolidated Statements of Condition,
                     December 31, 2006, 2005 and 2004

              o   Consolidated Statements of Income,
                     Years Ended December 31, 2006, 2005 and 2004

              o   Consolidated Statements of Changes in Stockholders' Equity,
                     Years Ended December 31, 2006, 2005 and 2004

              o   Consolidated Statements of Cash Flows,
                     Years Ended December 31, 2006, 2005 and 2004

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

              10.2    Stock Option Plan *****

              10.3    Recognition and Retention Plan**

              13      Annual Report to Stockholders

              14      Code of Ethics****

              16      Letter regarding change in certifying accountant***

              21      Subsidiaries of the Company

              23 Consent of Independent Registered Public Accounting Firm to incorporate financial statements into Form S-8

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

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

***** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

      (b)   The exhibits listed under (a)(3) above are filed herewith.

      (c)   Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ONEIDA FINANCIAL CORP.


Date: March 30, 2007                  By: /s/ Michael Kallet
                                          --------------------------------------
                                          Michael R. Kallet
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Kallet                             By:  /s/ Eric Stickels
    -----------------------------------------           -----------------------------------------------
    Michael R. Kallet, President and Chief              Eric E. Stickels, Executive Vice President and
      Executive Officer                                  Chief Financial Officer
    (Principal Executive Officer)                       (Principal Financial and Accounting Officer)

Date: March 30, 2007                               Date: March 30, 2007

By: /s/ Thomas Dixon                               By:  /s/ Patricia Caprio
   ------------------------------------------           -----------------------------------------------
    Thomas H. Dixon, Executive Vice President           Patricia D. Caprio, Director

Date: March 30, 2007                               Date: March 30, 2007

By: /s/ Edward Clarke                              By:  /s/ Marlene Denney
    -----------------------------------------           -----------------------------------------------
    Edward J. Clarke, Director                          Marlene C. Denney, Director

Date: March 30, 2007                               Date: March 30, 2007

By: /s/ John Haskell                               By:  /s/ Rodney Kent
    -----------------------------------------           -----------------------------------------------
    John E. Haskell, Director                           Rodney D. Kent, Director

Date: March 30, 2007                               Date: March 30, 2007

By: /s/ William Matthews                           By:  /s/ Michael Miravalle
    -----------------------------------------           -----------------------------------------------
    William D. Matthews, Director                       Michael A. Miravalle, Director

Date: March 30, 2007                               Date: March 30, 2007

By: /s/ Richard Myers                              By:  /s/ Gerald Volk
    -----------------------------------------           -----------------------------------------------
    Richard B. Myers, Director                          Gerald N. Volk, Director

Date: March 30, 2007                               Date: March 30, 2007

By: /s/ Frank White, Jr.
    Frank O. White, Jr., Director

Date: March 30, 2007