Form 10-Q
period 2007-03-31
ONEIDA FINANCIAL CORP
filed 2007-05-15
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     --------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Federal                                      16-1561678
--------------------------------             -------------------------------
(State or other jurisdiction of                       (IRS Employer)
incorporation or organization)                    Identification Number)

                     182 Main Street, Oneida, New York 13421

                    (Address of Principal Executive Offices)
                    ----------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,682,601 shares of the Registrant's common stock outstanding as of May 1, 2007.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                      Page
                                                                                      ----
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements                                                       1

             Consolidated Statements of Condition                                       2
             As of March 31, 2007 (unaudited) and December 31, 2006 (audited)

             Consolidated Statements of Operations (unaudited)                          3
             For the three months ended March 31, 2007 and 2006

             Consolidated Statements of Comprehensive Income (unaudited)                4
             For the three months ended March 31, 2007 and 2006

             Consolidated Statements of Changes in Stockholders' Equity (unaudited)     5
             For the three months ended March 31, 2007

             Consolidated Statements of Cash Flows (unaudited)                          6
             For the three months ended March 31, 2007 and 2006

             Notes to Consolidated Financial Statements (unaudited)                     8

   Item 2.   Management's Discussion and Analysis of Financial Condition               15
             And Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                22

   Item 4.   Controls and Procedures                                                   22

PART II.     OTHER INFORMATION                                                         24

   Item 1.   Legal Proceedings                                                         24

   Item 1a.  Risk Factors                                                              24

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               24

   Item 3.   Defaults Upon Senior Securities                                           25

   Item 4.   Submission of Matters to a Vote of Security Holders                       25

   Item 5.   Other Information                                                         25

   Item 6.   Exhibits                                                                  25

PART I. FINANCIAL INFORMATION

   Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2007 and December 31, 2006

                                                    (unaudited)         (audited)
                                                    At March 31,     At December 31,
                                                        2007              2006
                                                    ------------     ----------------
                                                    (in thousands, except share data)
ASSETS
   Cash and due from banks                          $     16,564     $        12,514
   Federal funds sold                                     14,866               6,196
                                                    ---------------------------------
TOTAL CASH AND CASH EQUIVALENTS                           31,430              18,710

   Investment securities, at fair value                   78,055              85,717
   Mortgage-backed securities, at fair value              27,815              29,081

   Mortgage loans held for sale                            2,329               1,581

   Loans receivable                                      243,857             247,940
   Allowance for loan losses                              (2,085)             (2,081)
                                                    ---------------------------------
LOANS RECEIVABLE, NET                                    241,772             245,859

   Federal Home Loan Bank stock                            3,317               3,228
   Bank premises and equipment, net                       18,790              17,428
   Accrued interest receivable                             1,872               2,088
   Other assets                                           17,940               7,699
   Cash surrender value - life insurance                  11,790              11,676
   Goodwill                                               18,269              18,137
   Other intangible assets                                 1,645               1,733
   ----------------------------------------------------------------------------------
   TOTAL ASSETS                                     $    455,024     $       442,937
   ==================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Interest bearing deposits                        $    267,307     $       260,173
   Non-interest bearing deposits                          52,487              53,097
   Federal funds purchased                                10,430               4,000
   Borrowings                                             61,400              61,400
   Notes payable                                           1,104               1,411
   Other liabilities                                       3,874               4,456
                                                    ---------------------------------
TOTAL LIABILITIES                                        396,602             384,537
Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized               --                  --
   Common stock ($.01 par value; 20,000,000
      shares authorized; 8,322,452 shares issued)             83                  83
   Additional paid-in capital                             18,748              18,704
   Retained earnings                                      44,496              44,580
   Common shares issued under employee
      stock ownership plans - unearned                      (142)               (142)
   Accumulated other comprehensive (loss)                 (1,715)             (1,786)
   Treasury stock (at cost, 535,521
      and 541,621 shares)                                 (3,048)             (3,039)
   ----------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                             58,422              58,400
   ----------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    455,024     $       442,937
   ==================================================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 (unaudited) and 2006 (unaudited)

                                                                        Three Months Ended
                                                                 March 31,            March 31,
                                                                   2007                 2006
                                                                 ---------            ---------
                                                              (in thousands, except per share data)
INTEREST INCOME:
      Interest and fees on loans                                 $   4,218            $   3,805
      Interest on investment and mortgage-
         backed securities                                           1,129                1,328
      Dividends on equity securities                                   203                  199
      Interest on federal funds sold and
         interest-earning deposits                                     166                   13
--------------------------------------------------------------------------------------------------
   Total interest and dividend income                                5,716                5,345
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
      Savings deposits                                                 114                  117
      Money market and interest-bearing checking                       390                  280
      Time deposits                                                  1,294                  906
      Borrowings                                                       814                  852
      Notes Payable                                                     16                    2
--------------------------------------------------------------------------------------------------
         Total interest expense                                      2,628                2,157
--------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                  3,088                3,188
      Less: Provision for loan losses                                   --                   80
--------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses               3,088                3,108
--------------------------------------------------------------------------------------------------
OTHER INCOME:
      Investment securities gains, net                                   1                   31
      Gain on sale of mortgages, net                                    25                   36
      Commissions and fees on sales of
         non-banking products                                        3,312                2,406
      Other operating income                                           910                  951
--------------------------------------------------------------------------------------------------
   Total other income                                                4,248                3,424
--------------------------------------------------------------------------------------------------
OTHER EXPENSES:
      Compensation and employee benefits                             4,117                3,374
      Occupancy expenses, net                                        1,001                  885
      Other operating expense                                        1,213                1,037
--------------------------------------------------------------------------------------------------
   Total other expenses                                              6,331                5,296
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           1,005                1,236
--------------------------------------------------------------------------------------------------
   Provision for income taxes                                          257                  308
--------------------------------------------------------------------------------------------------
NET INCOME                                                       $     748            $     928
==================================================================================================
EARNINGS PER SHARE - BASIC                                       $    0.10            $    0.12
==================================================================================================
EARNINGS PER SHARE - DILUTED                                     $    0.10            $    0.12
==================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 (unaudited) and 2006 (unaudited)

                                                     Three Months Ended
                                                    March 31,   March 31,
                                                      2007        2006
                                                    ---------   ---------
                                                        (In thousands)

Net income                                          $     748   $     928
                                                    ---------   ---------

Other comprehensive income, net of tax:
   Unrealized gains on assets available for sale:
      Unrealized holding gains
         arising during period                            119         899
      Less: reclassification adjustment for
         gains included in net income                      (1)        (31)
                                                    ---------   ---------
                                                          118         868
      Net income tax effect                               (47)       (347)
                                                    ---------   ---------
Other comprehensive income, net of tax                     71         521

Comprehensive income                                $     819   $   1,449
                                                    =========   =========

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2007 (unaudited)

                                                                                                           Common Stock
                                                                                   Accumulated             Issued Under
                                                            Additional                Other                  Employee
                                           Common Stock       Paid-In   Retained  Comprehensive  Treasury  Stock Plans-
                                          Shares   Amount     Capital   Earnings  Income (Loss)   Stock      Unearned     Total
                                                                 (in thousands, except number of shares)
Balance as of December 31, 2006          8,322,452 $   83   $   18,704  $ 44,580  $      (1,786) $ (3,039) $       (142) $ 58,400
Net income                                                                   748                                              748
Other comprehensive income, net of tax                                                       71                                71
Shares earned under stock plans                                     44                                                         44
Common stock dividends: $0.24 per share                                     (832)                                            (832)
Treasury stock purchased                                                                              (38)                    (38)
Treasury stock reissued                                                                                29                      29
                                         -----------------------------------------------------------------------------------------

Balance as of March 31, 2007             8,322,452 $   83   $   18,748  $ 44,496  $      (1,715) $ (3,048) $       (142) $ 58,422
                                         =========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007 (unaudited) and 2006 (unaudited)

                                                                 Three Months Ended
                                                               March 31,    March 31,
                                                                 2007          2006
                                                               ---------    ---------
                                                                   (in thousands)
Operating Activities:
   Net income                                                  $     748    $     928
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                  366          296
      Amortization of premiums/discounts on securities, net           40           28
      Provision for loan losses                                       --           80
      Stock compensation earned                                       44           --
      Gain on sale/call of securities, net                            (1)         (31)
      Gain on sale of loans, net                                     (25)         (36)
      Income tax payable                                             193          287
      Accrued interest receivable                                    216          290
      Other assets                                               (10,624)       1,876
      Other liabilities                                             (989)      (1,587)
      Origination of loans held for sale                          (5,312)      (4,180)
      Proceeds from sales of loans                                 4,589        5,131
--------------------------------------------------------------------------------------
         Net cash (used in) provided by operating activities     (10,755)       3,082
--------------------------------------------------------------------------------------
Investing Activities:
   Purchase of investment securities                              (1,635)      (2,944)
   Principal collected on and proceeds of maturities
      sales or calls from investments                              9,273       11,813
   Purchase of mortgage-backed securities                             --         (999)
   Principal collected on and proceeds from sales
      of mortgage-backed securities                                1,371        1,140
   Net decrease in loans                                           4,087           22
   Purchase of bank premises and equipment                        (1,640)      (1,384)
   Purchase of insurance agency                                       --         (226)
   Purchase of employee benefits company                            (132)          --
--------------------------------------------------------------------------------------
         Net cash provided by investing activities                11,324        7,422
--------------------------------------------------------------------------------------
Financing Activities:
   Net increase in demand deposit, savings,
      money market, super now and escrow                           2,866        4,273
   Net increase (decrease) in time deposits                        3,658         (658)
   Proceeds from borrowings                                       28,180       16,500
   Repayment of borrowings                                       (21,750)     (30,370)
   Cash dividends                                                   (832)        (744)
   Exercise of stock options (using treasury stock)                   29           34
--------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities      12,151      (10,965)
--------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  12,720         (461)
--------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                  18,710       12,877
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $  31,430    $  12,416
======================================================================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                             2,631        1,750
Cash paid for income taxes                                            25           --
Non-cash investing activities:
Transfer of loans to other real estate                                --           --
Note payable issued in connection with acquisition                    --           --
======================================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                 MARCH 31, 2007

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at March 31, 2007 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Note B - Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for the calculation unless unearned. Diluted earnings per share give effect to weighted average shares, which would be outstanding assuming the exercise of issued options and awards using the treasury stock method. Earnings per common share have been computed based on the following for the three months ended March 31:

                                               Income     Shares      Per Share
March 31, 2007:
---------------

Net income (Three Months Ended)                $747,957
                                               --------

Basic Earnings Per Share:                      $747,957   7,681,118     $0.10
                                                                        -----
Effect of dilutive securities:
      Stock options and awards                       --      74,144
                                               --------------------
Diluted Earnings Per Share                     $747,957   7,755,262     $0.10
                                                                        -----

March 31, 2006:
---------------

Net income (Three Months Ended)                $928,197
                                               --------

Basic Earnings Per Share:                      $928,197   7,631,045     $0.12
                                                                        -----
Effect of dilutive securities:
      Stock options and awards                       --      77,636
                                               --------------------
Diluted Earnings Per Share                     $928,197   7,708,681     $0.12
                                                                        -----

Stock options for 52,368 and 53,820 shares of common stock were not considered in computing diluted earnings per common share for the three months ending March 31, 2007 and March 31, 2006 respectively because they were antidilutive.

Note C - Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R "Share-Based Payment," (FAS 123R) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations and disclosure requirements established by FAS 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recorded. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Expense was recorded in the income statement for restricted stock awards.

Under FAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the vesting period. The Company adopted FAS 123R using the modified prospective method. The cost for all share-based awards granted subsequent to January 1, 2006, represented the grant-date fair value that was estimated in accordance with the provisions of FAS 123R. Prior periods have not been restated.

There is no unrecognized compensation cost for this plan as of March 31, 2007 as all shares are vested under the terms of the plan. New grants are for the reload feature which are expensed at date of grant. There were no options granted during 2007.

Activity in the plan for 2007 was as follows:

                                                   Range of
                                       --------------------------------   Weighted Average
                                                      Option Exercise     Exercise Price
                                         Options           Price          Shares             Intrinsic
                                       Outstanding       Per Share        Outstanding        Value
                                       ---------------------------------------------------------------
Outstanding at December 31, 2006         186,492     $ 4.722 - $ 18.167       $  7.561       $ 912,880
Granted                                       --
Exercised                                 (6,100)         $ 4.722                            $  72,508
Forfeited                                     --
                                       ---------
Outstanding at March 31, 2007            180,392       $ 4.722-$18.167        $ 7.6572       $ 840,372
                                       =========

At March 31, 2007, the weighted average information for outstanding and exercisable shares is as follows:

                      Shares outstanding and Exercisable
           ---------------------------------------------------------
           Range of                        Average        Average
           Exercise                        Exercise   Remaining Life
           Price                  Shares   Price          (Years)
           ---------------------------------------------------------

           $3.633 - $5.45        121,115   $  4.722        3.07
           $9.094 - $10.90         4,465   $  9.419        3.07
           $10.90 - $12.717       19,221   $ 11.985        3.07
           $12.717 - $14.534      18,689   $ 14.000        3.07
           $14.534 - $16.350       6,600   $ 14.794        3.07
           $16.350 - $18.167      10,302   $ 17.247        3.07
                                --------   --------       -----
             Total               180,392   $ 7.6572        3.07
                                ========   ========       =====

During 2006, the Company reserved 80,000 shares of restricted stock under the 2006 Recognition and Retention Plan. The market value of the 68,000 shares awarded at the date of grant approximated $777,920. In addition, in 2006, the Company awarded 10,000 shares of restricted stock from the unallocated shares under the 2000 Management Recognition and Retention Plan having a market value of approximately $114,400. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is amortized over the five year vesting period for shares of restricted stock granted which will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans was $43,701 and $0 for the three months ended March 31, 2007 and 2006 respectively. Shares unallocated under the plans available for future awards were 12,886 and 10,886 at March 31, 2007 and March 31, 2006 respectively. At March 31, 2007 and December 31, 2006, there were nonvested shares of 75,286 with unrecognized compensation cost of $769,517 and $813,218 respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.35% of the outstanding shares as of March 31, 2007 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.

Note E - Pension Plan

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                            Three Months Ended
                                                          March 31,   March 31,
                                                            2007        2006
                                                          ---------   ---------
Service cost                                              $      --   $      --
Interest cost                                                55,000      70,986
Expected return on plan assets                              (87,000)    (97,693)
Amortization of unrecognized loss                            14,000      33,903
Amortization of unrecognized prior service liability             --          --
                                                          ---------   ---------
   Net pension and postretirement cost                    $ (18,000)  $  13,811
                                                          =========   =========

                                                            2007        2006
Weighted-average assumptions as of December 31:
   Discount rate                                            5.080%      5.750%
   Expected return on plan assets                           9.000%      7.000%
   Rate of compensation increase                            0.000%      0.000%

The rate of compensation increase is expected to be 0% as the plan was frozen as of June 15, 2004. As of March 31, 2007, contributions to the plan totaled $9,950. The Bank anticipates contributing $79,643 in 2007 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at March 31, 2007 and December 31, 2006:

                                                          March 31, 2007
                                            ----------------------------------------
                                                         Gross Unrealized
                                            Fair Value        Gains          Losses
                                            ----------------------------------------
                                                         (in thousands)
Investment Securities
   Available for sale portfolio:
   -----------------------------
      Debt securities:
         U. S. Agencies                     $   30,634   $         9        $    633
         Corporate                              18,062            97             356
         State and municipals                   13,705            62             118
                                            ----------   -----------        --------
                                                62,401           168           1,107
      Equity investments:
         Preferred and other equity stocks      12,978           372               4
         Mutual fund                             2,676            --             107
                                            ----------   -----------        --------
                                            $   78,055   $       540        $  1,218
                                            ==========   ===========        ========
Mortgage-Backed Securities
   Available for sale portfolio:
   -----------------------------
      Fannie Mae                            $    9,661   $        19        $    181
      Freddie Mac                               15,361             2             310
      Ginnie Mae                                   969            --               3
      Small Business Administration                 17            --              --
      Collateralized Mortgage Obligations        1,807            --              32
                                            ----------   -----------        --------
                                            $   27,815   $        21        $    526
                                            ==========   ===========        ========

                                                          December 31, 2006
                                               ---------------------------------------
                                                           Gross Unrealized
                                               Fair Value        Gains         Losses
                                               ---------------------------------------
                                                            (in thousands)
Investment Securities
   Available for sale portfolio:
   -----------------------------
      Debt securities:
         U. S. Agencies                        $   36,245  $           13      $   659
         Corporate                                 18,067              94          388
         State and municipals                      15,706              75          117
                                               ----------  --------------      -------
                                                   70,018             182        1,164
      Equity investments:
         Preferred and other equity stocks         12,943             379           45
         Mutual fund                                2,756              --           27
                                               ----------  --------------      -------
                                               $   85,717  $          561      $ 1,236
                                               ==========  ==============      =======
Mortgage-Backed Securities
   Available for sale portfolio:
   -----------------------------
      Fannie Mae                               $   10,008  $           17      $   232
      Freddie Mac                                  16,197               2          377
      Ginnie Mae                                      989              --            5
      Small Business Administration                    16              --           --
      Collateralized Mortgage Obligations           1,871              --           32
                                               ----------  --------------      -------
                                               $   29,081  $           19      $   646
                                               ==========  ==============      =======

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

The Company currently has a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. The unrealized loss of $20,000 at both March 31, 2007 and December 31, 2006 has not been considered other than temporary as GMAC is a profitable division of General Motors, the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value, and management believes that the repayment of the investment is probable at maturity.

Note G - Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At March 31, 2007 the allowance for loan losses as a percentage of net loans receivable was 0.85% as compared to 0.84% at December 31, 2006.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                            2007       2006
                                                         ---------   ---------
                                                            (in thousands)
Balance at beginning of period:                          $   2,081   $   1,959
   Charge-offs                                                 (40)        (56)
   Recoveries                                                   44          80
   Provision for loan losses                                    --          80
                                                         ---------   ---------
Balance at end of period                                 $   2,085   $   2,063
                                                         =========   =========

Impaired loans were as follows:
                                              March 31, 2007   December 31, 2006
                                                        (in thousands)
   Impaired loans                                 $  --               $ --
   Allocated allowance for loan losses            $  --               $ --
   Average of impaired loans during the year      $  --               $  8
   Cash-basis interest income recognized          $  --               $  1

Note H - Segment Information

The Company has determined that it has three primary business segments, its banking franchise, its insurance activities and its benefit consulting activity. For the three months ended March 31, 2007 and 2006, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Company's benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc which was acquired June 2006. Information about the Company's segments is presented in the following table for the periods indicated:

                                                                    Three Months Ended March 31, 2007
                                                         -------------------------------------------------------
                                                           Banking    Insurance    Benefit Consulting
                                                         Activities   Activities       Activities        Total
                                                                             (in thousands)
Net interest income                                      $    3,088   $       --   $          --        $  3,088
Provision for loan losses                                        --           --              --              --
                                                         ----------   ----------   -------------        --------
   Net interest income after provision for loan losses        3,088           --              --           3,088
Other income                                                    936        2,611             701           4,248
Other expenses                                                3,173        2,131             661           5,965
Depreciation and amortization                                   252           58              56             366
                                                         ----------   ----------   -------------        --------
      Income before income taxes                                599          422             (16)          1,005
Income tax expense (benefit)                                    122          140              (5)            257
                                                         ----------   ----------   -------------        --------
      Net income (loss)                                  $      477   $      282   $         (11)       $    748
                                                         ==========   ==========   =============        ========

Total Assets                                             $  443,387   $   12,967   $       3,993        $460,347
                                                         ==========   ==========   =============        ========

                                                                      Three Months Ended March 31, 2006
                                                         -----------------------------------------------------------
                                                             Banking      Insurance   Benefit Consulting
                                                           Activities    Activities       Activities         Total
                                                                       (in thousands)
Net interest income                                      $       3,188   $       --   $               --   $   3,188
Provision for loan losses                                           80           --                   --          80
                                                         -------------   ----------   ------------------   ---------
   Net interest income after provision for loan losses           3,108           --                   --       3,108
Other income                                                     1,018        2,406                   --       3,424
Other expenses                                                   3,115        1,885                   --       5,000
Depreciation and amortization                                      246           50                   --         296
                                                         -------------   ----------   ------------------   ---------
      Income before income taxes                                   765          471                   --       1,236
Income tax expense                                                 158          150                   --         308
                                                         -------------   ----------   ------------------   ---------
      Net income                                         $         607   $      321   $               --       $ 928
                                                         =============   ==========   ==================   =========

Total Assets                                             $     418,812   $   11,901   $               --   $ 430,713
                                                         =============   ==========   ==================   =========

The following represents a reconciliation of the Company's reported segment assets to consolidated assets as of March 31:

               Assets                          2007        2006
                                            ---------   ---------

Total assets for reportable segments        $ 460,347   $ 430,713
Elimination of intercompany cash balances      (5,323)     (4,482)
                                            ---------   ---------

Consolidated Total                          $ 455,024   $ 426,231
                                            =========   =========

Note I - Acquisitions

On April 2, 2007, the Bank completed its acquisition of Vernon Bank Corporation, the stock holding company of the National Bank of Vernon. Under terms of the agreement, Oneida Savings Bank paid $11.4 million or $54.00 in cash for each of the 210,447 shares of commons stock outstanding in Vernon Bank Corporation. The results of Vernon Bank Corporation will be included in the consolidated financial statements since April 2, 2007. The acquisition of The National Bank of Vernon will allow Oneida Savings Bank to enter markets not previously in.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Oneida Savings Bank is in the process of obtaining third party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement as well as the allocation of goodwill and intangible assets.

                                                   At April 2, 2007
                                                    (in thousands)

      Cash and cash equivalents                    $         12,216
      Investments and mortgage backed securities             18,104
      Loans receivable, net                                  25,812
      Property, plant and equipment                           2,452
      Goodwill and intangible assets                          4,686
      Cash surrender value life insurance                     2,238
      Other assets                                              896
                                                   ----------------
               Total assets acquired                         66,404
      Deposits                                              (54,665)
      Other liabilities                                        (807)
                                                   ----------------

                                                   $         10,932
                                                   ================

Note J - Accounting Pronouncements

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("Fin 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 1999. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 1007.

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency and employee benefit services provided by subsidiaries of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2006 and March 31, 2007 the Company had 7,676,501 shares and 7,682,601 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a semi-annual cash dividend as of January 23, 2007 of $0.24 per share which was paid to its shareholders on February 6, 2007. Oneida Financial MHC waived its receipt of dividends.

On April 2, 2007, the Bank completed its acquisition of Vernon Bank Corporation, the stock holding company of the National Bank of Vernon. Under terms of the agreement, Oneida Savings Bank paid $11.4 million or $54.00 in cash for each of the 210,447 shares of commons stock outstanding in Vernon Bank Corporation. The results of Vernon Bank Corporation will be included in the consolidated financial statements since April 2, 2007. The acquisition of The National Bank of Vernon will allow Oneida Savings Bank to enter markets not previously in.

See footnote I to the consolidated financial statements for the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Oneida Savings Bank is in the process of obtaining third party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement as well as the allocation of goodwill and intangible assets.

FINANCIAL CONDITION

      ASSETS. Total assets at March 31, 2007 were $455.0 million, an increase of $12.1 million from $442.9 million at December 31, 2006. Investment securities decreased $7.6 million and mortgage-backed securities decreased $1.3 million due to the principal collected on and proceeds from sales and maturities of investment and mortgaged backed securities. Investments were sold during the first quarter 2007 and the proceeds from such sales were used to have cash available for the anticipated acquisition and which were invested in Federal Funds which is a highly liquid investment. Loans receivable, including loans held for sale, decreased $3.3 million to $244.1 million at March 31, 2007 compared with $247.4 million at December 31, 2006. At March 31, 2007, total commercial business loans decreased by $2.1 million while commercial real estate loans increased by $522,000 from December 31, 2006. At March 31, 2007 total consumer loans decreased by $1.6 million from December 31, 2006. Residential loans decreased by $96,000 since December 31, 2006, after the sale of $4.6 million of fixed-rate residential real estate loans in the secondary market during the three month period. Goodwill and other intangibles totaled $19.9 million as of March 31, 2007 and at December 31, 2006. Additional goodwill in the amount of $132,000 was recorded for the contingent purchase payment made to the benefit consulting company. Under the terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period starting with the year ended December 31, 2006. Offsetting this payment was the amortization expense recorded on a monthly basis.

      The allowance for loan losses was $2.1 million at March 31, 2007 and at December 31, 2006. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At March 31, 2007 the allowance for loan losses as a percentage of net loans receivable was 0.85% as compared to 0.84% as of December 31, 2006.

      The book value of premises and equipment increased $1.4 million from December 31, 2006 to March 31, 2007 as a result of the construction of a 26,000 square foot banking, insurance and retail center at the Griffins Business and Technology Park in Rome, New York which opened for business on April 3, 2007.

      LIABILITIES. Total liabilities increased by $12.1 million to $396.6 million at March 31, 2007 from $384.5 million at December 31, 2006. The increase is primarily the result of an increase in Federal Funds purchased of $6.8 million and an increased in interest-bearing deposits of $7.1 million. Offsetting these increases, interest bearing deposits decreased by $610,000 and other liabilities decreased by $582,000.

      STOCKHOLDERS' EQUITY. Total stockholders' equity remained steady at $58.4 million at March 31, 2007 as compared to December 31, 2006. Stockholders' equity increased due to the addition of after-tax net income of $748,000 for the three months ended March 31, 2007 and an increase in the valuation adjustments made for the Company's available for sale investment and mortgage-backed securities. Accumulated Other Comprehensive Income (Loss) increased $71,000 from December 31, 2006 to a loss of $1.7 million from a loss of $1.8 million. The payment of the Company's semiannual cash dividends of $0.24 resulted in a reduction in stockholders' equity of $832,000.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended March 31, 2007 and 2006 and for the year ended December 31, 2006. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

      TABLE 1. Average Balance Sheet.

                                             Three Months Ended March 31,                      Twelve Months Ended Dec. 31,
                                 ----------------------------------------------------          -----------------------------
                                                2007                           2006                           2006
                                   Average    Interest            Average    Interest            Average    Interest
                                 Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/
                                   Balance      Paid     Rate     Balance      Paid     Rate     Balance      Paid     Rate
                                 -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
                                                                   (Dollars in Thousands)
Assets
------
Interest-earning Assets:
------------------------
  Loans Receivable               $   248,554  $  4,218    6.79% $   237,810  $  3,805    6.40% $   243,661  $ 16,165    6.63%
  Investment and
    Mortgage-Backed Securities        95,241     1,129    4.74%     116,003     1,328    4.58%     107,479     5,080    4.73%
  Federal Funds                       11,078       166    5.99%         949        13    5.48%       3,014       178    5.91%
  Equity Securities                   15,392       203    5.28%      20,637       199    3.86%      17,677       838    4.74%
                                 -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
    Total Interest-earning
      Assets                         370,265     5,716    6.18%     375,399     5,345    5.70%     371,831    22,261    5.99%
                                 -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
Non interest-earning Assets:
----------------------------
  Cash and due from banks             11,783                         10,739                         10,440
  Other assets                        60,988                         45,981                         53,147
                                 -----------                    -----------                    -----------
        Total assets             $   443,036                    $   432,119                    $   435,418
                                 ===========                    ===========                    ===========
Liabilities and Stockholders'
-----------------------------
  Equity
  ------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits          $    45,195  $    335    3.01% $    42,753  $    256    2.43% $    43,664  $  1,135    2.60%
  Savings Accounts                    66,633       114    0.69%      69,931       117    0.68%      68,165       483    0.71%
  Interest-bearing Checking           31,559        55    0.71%      30,930        24    0.31%      30,979       143    0.46%
  Time Deposits                      118,283     1,294    4.44%     105,771       906    3.47%     109,711     4,202    3.83%
  Borrowings                          65,519       814    5.04%      72,016       852    4.80%      67,749     3,383    4.99%
  Notes Payable                        1,303        16    4.87%         139         2    5.71%       1,016       100    9.84%
                                 -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
    Total Interest-bearing
      Liabilities                    328,492     2,628    3.24%     321,540     2,157    2.72%     321,284     9,446    2.94%
                                 -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
Non-interest-bearing
--------------------
  Liabilities:
  ------------
  Demand deposits                     50,475                         49,895                         51,737
  Other liabilities                    5,697                          7,027                          7,629
                                 -----------                    -----------                    -----------
    Total liabilities            $   384,664                        378,462                    $   380,650
                                 -----------                    -----------                    -----------
Stockholders' equity                  58,372                         53,657                         54,768
                                 -----------                    -----------                    -----------
Total liabilities and
stockholders' equity             $   443,036                    $   432,119                    $   435,418
                                 ===========                    ===========                    ===========

  Net Interest Income                         $  3,088                       $  3,188                       $ 12,815
                                              ========                       ========                       ========
  Net Interest Spread                                     2.93%                          2.97%                          3.05%
                                                        ======                         ======                         ======
  Net Earning Assets             $    41,773                    $    53,859                    $    50,547
                                 ===========                    ===========                    ===========
  Net yield on average
    Interest-earning assets                       3.34%                          3.40%                          3.45%
                                              ========                       ========                       ========
  Average interest-earning
    assets to average
    Interest-bearing
      liabilities                               112.72%                        116.75%                        115.73%
                                              ========                       ========                       ========

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended March 31, 2007 was $748,000, a decrease of $180,000 or 19.4% from $928,000 for the three months ended March 31, 2006. The decrease in net income was due primarily the result of an increase in non-interest income and decreases in the provision for loan loss and income taxes offset by a decrease in net interest income and an increase in other expenses.

      INTEREST INCOME. Interest and dividend income increased by $371,000 or 6.9%, to $5.7 million for the three months ended March 31, 2007 from $5.3 million for three months ended March 31, 2006. The increase in interest income was the result of an increase in the average yield of interest-earning assets offset by a decrease in the average balances during the three months ended March 31, 2007 compared to the same period in 2006.

      Interest on loans increased $413,000 to $4.2 million for the three months ended March 31, 2007 from $3.8 million for the three months ended March 31, 2006. The increase in interest income on loans is a result of an increase of $10.7 million in the average balance of loans receivable for the three months ended March 31, 2007 as compared with the same period in 2006 as well as an increase of 39 basis points in the average yield to 6.79% for the three months ended March 31, 2007 from 6.40% for the three months ended March 31, 2006. The average balance of commercial real estate loans increased $5.3 million at March 31, 2007 from March 31, 2006 while the average balance of commercial business loans increased $1.3 million during the three months ended 2007 compared with 2006. The average balance of consumer loans increased $661,000 during the 2006 period as compared to 2005. The average balance of residential real estate loans increased $3.4 million for the same time period, after recording the sale of $16.5 million in fixed rate one-to-four family residential real estate loans over the last 12 months.

      Investment income decreased $199,000 as a result of a decrease in the average balance of investment securities and mortgage-backed securities of $20.8 million for the three months period ending March 31, 2007 as compared with the same period in 2006. The decrease in the average balance was partially offset by an increase in average yield of 16 basis points to 4.74% for the three months ended March 31, 2007 from 4.58% for the three months ended March 31, 2006.

      Interest income from federal funds increased during the three months ended March 31, 2007 to $166,000 as compared with $13,000 for the 2006 period. The increase in interest income is due to an increase in the average balance of $10.1 million as well as an increase of 142 basis points in the average yield. The increase in the average balance of federal funds sold was to provide for the cash consideration required for the acquisition of Vernon Bank Corporation.

      INTEREST EXPENSE. Interest expense was $2.6 million for the three months ended March 31, 2007, an increase of $471,000 or 21.8% from the same period in 2006. The increase in interest expense is due to an increase in interest paid on deposit accounts partially offset be a decrease in interest paid on borrowed funds. Interest expense on borrowed funds totaled $814,000 for the first quarter of 2007 compared with $852,000 for the 2006 period. The average balance of borrowings decreased $6.5 million for the three months period ending March 31, 2007 as compared with the same period in 2006. Offsetting this decrease in average balance, the cost of borrowed funds increased 24 basis points to 5.04% for the three months ended March 31, 2007 from 4.80% for the three months ended March 31, 2006. Interest expense on deposits increased $495,000 and totaled $1.8 million for the three months ended March 31, 2007 as compared to $1.3 million for the three month period in 2006. The average cost of deposits was 2.75% for the three month period ending March 31, 2007 compared with 2.09% for the three month period in 2006. In addition, the average balance of deposit accounts increased $12.3 million from March 2006 to March 2007.

      PROVISION FOR LOAN LOSSES. There was no provision for possible loan losses made during the first quarter 2007 as compared with $80,000 for the three months ended March 31, 2006. The allowance for loan losses was $2.1 million for both the three months ended March 31, 2007 and 2006. The ratio of the net loan loss allowance to loans receivable is 0.85% at March 31, 2007 as compared with a ratio of 0.88% of loans receivable at March 31, 2006. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

      OTHER INCOME. Other operating income increased by $824,000 for the three-month period ending March 31, 2007 compared with the same period in 2006 to $4.2 million from $3.4 million. The increase in other income was primarily due to increases in revenue derived from the Company's insurance agency subsidiary activities as well as the income associated with the acquisition of Benefit Consulting Group LLC effective January 1, 2006. Commissions and fees on sales of non-banking products was $3.3 million for the three months ended March 31, 2007 as compared to $2.4 million for the same period in 2006.

      In addition, service charges on deposit accounts increased $12,000 or 0.2% for the three months ended March 31, 2007 compared with the three months ended March 31, 2006.

      OTHER EXPENSES. Other operating expenses increased by $1.0 million or 19.5%, to $6.3 million for the three months ended March 31, 2007 from $5.3 million for the same period in 2006. Compensation expense increased $743,000 or 22.0% due to expenses associated with the benefit consulting group acquisition and the continual growth of the insurance agency subsidiary and bank personnel. Equipment and occupancy increased $116,000 or 13.1% due to the acquisition of the Benefit Consulting Group as well as an increase in various supplies in preparation of our acquisition of Vernon Bank Corporation and the completion of our banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York.

      INCOME TAX. Income tax expense decreased to $257,000 for the three months ended March 31, 2007 as compared to $308,000 for the first quarter 2006. The effective tax rate increased to 25.6% for the three months of 2007 from 24.9% for the three months of 2006 to reflect the overall tax rate expected to be in effect for 2007.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2007, loan originations totaled $17.5 million compared to $17.0 million during the first quarter of 2006. The purchases of investment securities totaled $1.6 million during the first quarter of 2007 as compared to $3.9 million during the first quarter of 2006. The decrease in the purchases of investment securities is due to providing liquidity for the cash consideration required for the Vernon Bank Corporation acquisition and to fund loan growth.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the first quarter of 2007 cash flows provided by the sale, principal payments and maturity of securities available for sale were $10.6 million compared to $13.0 million for the same period in 2006.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2007 the Company had outstanding commitments to originate loans of approximately $4.2 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $3.1 million at March 31, 2007.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $41.8 million at March 31, 2007 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of March 31, 2007 the total of cash, interest-earnings demand accounts and federal funds sold was $31.4 million.

At March 31, 2007, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                                        To Be Well
                                                                                                    Capitalized Under
                                                                           For Capital              Prompt Corrective
                                                Actual                  Adequacy Purposes           Action Provisions
                                       -------------------------    -------------------------   --------------------------
                                           Amount          Ratio        Amount          Ratio       Amount           Ratio
                                                                     (Dollars in thousands)
As of March 31, 2007:
   Total Capital
     (to Risk Weighted Assets)         $   39,879          13.09%   $   24,367              8%  $   30,459              10%
   Tier I Capital
     (to Risk Weighted Assets)         $   37,738          12.39%   $   12,184              4%  $   18,275               6%
   Tier I Capital
     (to Average Assets)               $   37,738           9.01%   $   16,757              4%  $   20,947               5%

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                           For Capital               Prompt Corrective
                                                Actual                  Adequacy Purposes            Action Provisions
                                       -------------------------    -------------------------   --------------------------
                                           Amount          Ratio        Amount          Ratio       Amount           Ratio
                                                                     (Dollars in thousands)
As of December 31, 2006:
   Total Capital
     (to Risk Weighted Assets)         $   39,204          13.36%   $   23,522              8%  $   29,402              10%
   Tier I Capital
     (to Risk Weighted Assets)         $   37,045          12.63%   $   11,761              4%  $   17,642               6%
   Tier I Capital
     (to Average Assets)               $   37,045           8.89%   $   16,706              4%  $   20,883               5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2007 and 2006 (unaudited)

(Annualized where appropriate)                             Three Months Ending
                                                                March 31,
                                                             2007        2006
                                                          ---------    --------
Performance Ratios:

   Return on average assets                                    0.68%       0.86%
   Return on average equity                                    5.13%       6.92%
   Net interest margin                                         3.34%       3.40%
   Efficiency Ratio                                           85.10%      79.61%
  Ratio of operating expense
      to average total assets                                  5.72%       4.90%
   Ratio of average interest-earning assets
      to average interest-bearing liabilities                112.72%     116.75%

Asset Quality Ratios:

   Non-performing assets to total assets                       0.01%       0.05%
   Allowance for loan losses
      to non-performing loans                              3,677.19%   3,033.82%
   Allowance for loan losses
      to loans receivable, net                                 0.85%       0.88%

Capital Ratios:

   Total stockholders' equity to total assets                 12.84%      12.75%
   Average equity to average assets                           13.18%      12.42%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2007, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2006 Annual Report to Stockholders. There has been no material change in the Company's interest rate risk profile since December 31, 2006.

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

Item 1a     Risk Factors

      There has not been any material change in the risk factors disclosure from that contained in the Company's 2006 Form 10-K for the fiscal year ended December 31, 2006.

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

      The following table summarizes our share repurchase activity during the three months ended March 31, 2007 and additional information regarding our share repurchase program. The shares purchased during the current quarter were received in exchange for the exercise of options or to satisfy tax withholding obligations that arose on the vesting of restricted stock. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.

                                                                                            Maximum
                                                                                            Number of
                            Total                                                           Shares that
                            Number of                            Total Number of Shares     May Yet Be
                            Shares      Average Price Paid per   Purchased as Part of       Purchased
Period                      Purchased   Share                    Publicly Announced Plans   Under the Plan
----------------------------------------------------------------------------------------------------------
January 1, 2007 -           3,190       $11.81                   --                         250,000
January 31, 2007
----------------------------------------------------------------------------------------------------------
February 1, 2007 -          --                                   --                         --
February 28, 2007
----------------------------------------------------------------------------------------------------------
March 1, 2007 -             --                                   --                         --
March 31, 2007
----------------------------------------------------------------------------------------------------------
Total                       3,190                                --                         250,000
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

                                          ONEIDA FINANCIAL CORP.

Date:    May       15, 2007               By:      /s/ Michael R. Kallet
                                          ------------------------------------
                                          Michael R. Kallet
                                          President and Chief Executive Officer

Date:    May       15, 2007               By:      /s/ Eric E. Stickels
                                          -------------------------------------
                                          Eric E. Stickels
                                          Executive Vice President and Chief
                                          Financial Officer