Form 10-Q
period 2007-06-30
ONEIDA FINANCIAL CORP
filed 2007-08-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2007

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

                                 (315) 363-2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,684,201 shares of the Registrant's common stock outstanding as of August 1, 2007.


                                 ONEIDA FINANCIAL CORP.
                                         INDEX

                                                                                    Page
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements                                                     1

             Consolidated Statements of Condition
             As of June 30, 2007 (unaudited) and December 31, 2006 (audited)          2

             Consolidated Statements of Operations (unaudited)
             For the three months and six months ended June 30, 2007 and 2006         3

             Consolidated Statements of Comprehensive Income (unaudited)
             For the three months and six months ended June 30, 2007 and 2006         4

             Consolidated Statements of Changes in Stockholders' Equity
             (unaudited)  For the three months and six months ended June
             30, 2007                                                                 5

             Consolidated Statements of Cash Flows (unaudited)
             For the three months and six months ended June 30, 2007 and 2006         6

             Notes to Consolidated Financial Statements (unaudited)                   8

   Item 2.   Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                               16

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk              25

   Item 4.   Controls and Procedures                                                 25

PART II. OTHER INFORMATION                                                           26

   Item 1.   Legal Proceedings                                                       26

   Item 1a.  Risk Factors                                                            26

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds             26

   Item 3.   Defaults Upon Senior Securities                                         27

   Item 4.   Submission of Matters to a Vote of Security Holders                     27

   Item 5.   Other Information                                                       27

   Item 6.   Exhibits                                                                27


PART I.      FINANCIAL INFORMATION
                      Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2007 and December 31, 2006

                                                            (unaudited)       (audited)
                                                            At June 30,     At December 31,
                                                                2007            2006
                                                                ----            ----
ASSETS                                                    (in thousands, except share data)
         Cash and due from banks                            $     16,741    $     12,514
         Federal funds sold                                       11,491           6,196
                                                            ----------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                 28,232          18,710

         Investment securities, at fair value                     91,589          85,717
         Mortgage-backed securities, at fair value                32,678          29,081

         Mortgage loans held for sale                              2,654           1,581

         Loans receivable                                        275,625         247,940
         Allowance for loan losses                                (2,609)         (2,081)
                                                            ----------------------------
   LOANS RECEIVABLE, NET                                         273,016         245,859

         Federal Home Loan Bank stock                              3,289           3,228
         Bank premises and equipment, net                         21,451          17,428
         Accrued interest receivable                               2,465           2,088

         Other assets                                              8,722           7,699
         Cash surrender value - life insurance                    14,177          11,676
         Goodwill                                                 22,879          18,137
         Other intangible assets                                   2,947           1,733
         -------------------------------------------------------------------------------
         TOTAL ASSETS                                       $    504,099    $    442,937
         ===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                          $    314,838    $    260,173
         Non-interest bearing deposits                            68,495          53,097
         Federal funds purchased                                      --           4,000
         Borrowings                                               56,400          61,400
         Notes payable                                               792           1,411
         Other liabilities                                         5,481           4,456
                                                            ----------------------------
TOTAL LIABILITIES                                                446,006         384,537
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized                 --              --
         Common stock ($.01 par value; 20,000,000
              shares authorized; 8,322,452 shares issued)             83              83
         Additional paid-in capital                               18,770          18,704

         Retained earnings                                        45,251
                                                                                  44,580
         Common shares issued under employee
               stock ownership plans - unearned                     (142)           (142)

         Accumulated other comprehensive (loss)                   (2,821)         (1,786)

         Treasury stock (at cost, 535,521
                          and 541,621 shares)                     (3,048)         (3,039)
         -------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                               58,093          58,400
         -------------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                               $    504,099    $    442,937

The accompanying notes are an integral part of the consolidated financial statements

                                      Page 2 of 28

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2007 (unaudited) and 2006 (unaudited)

                                                           Three Months Ended          Six Months Ended
                                                          June 30,     June 30,      June 30,     June 30,
                                                            2007         2006          2007         2006
                                                            ----         ----          ----         ----
                                                           (in thousands, except share and per share data)
INTEREST INCOME:
         Interest and fees on loans                      $    4,636   $    4,027    $    8,854    $   7,832
         Interest on investment and mortgage-
                  backed securities                           1,353        1,268         2,482        2,596
         Dividends on equity securities                         194          219           397          418
         Interest on federal funds sold and
              interest-earning deposits                         257           15           423           28
-----------------------------------------------------------------------------------------------------------
   Total interest and dividend income                         6,440        5,529        12,156       10,874
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposits                                       155          124           269          241
         Money market and interest-bearing checking             514          294           904          574
         Time deposits                                        1,598          973         2,892        1,879
         Borrowings                                             725          849         1,539        1,701
         Notes Payable                                           13           54            29           56
-----------------------------------------------------------------------------------------------------------
                  Total interest expense                      3,005        2,294         5,633        4,451
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                           3,435        3,235         6,523        6,423
         Less: Provision for loan losses                         --           80            --          160
   Net interest income after provision for loan losses        3,435        3,155         6,523        6,263
-----------------------------------------------------------------------------------------------------------
OTHER INCOME:
         Investment security (losses) gains, net                 --           (9)            1           22
      Gain on sale of mortgages, net                             48           21            73           57
      Commissions and fees on sales of
                   non-banking products                       3,386        3,942         6,698        6,348
         Other operating income                               1,095          889         2,005        1,840
-----------------------------------------------------------------------------------------------------------
   Total other income                                         4,529        4,843         8,777        8,267
-----------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                   4,332        4,311         8,449        7,685
         Occupancy expenses, net                              1,121          963         2,122        1,848
         Other operating expense                              1,445        1,323         2,658        2,360
-----------------------------------------------------------------------------------------------------------
   Total other expenses                                       6,898        6,597        13,229       11,893
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    1,066        1,401         2,071        2,637
-----------------------------------------------------------------------------------------------------------
   Provision for income taxes                                   312          354           569          662
-----------------------------------------------------------------------------------------------------------
NET INCOME                                               $      754   $    1,047    $    1,502   $    1,975
===========================================================================================================
EARNINGS PER SHARE - BASIC                               $     0.10   $     0.14    $     0.20   $     0.26
===========================================================================================================
EARNINGS PER SHARE - DILUTED                             $     0.10   $     0.14    $     0.19   $     0.26
===========================================================================================================

           The accompanying notes are an integral part of the consolidated financial statements.

                                                Page 3 of 28

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Six Months Ended June 30, 2007 (unaudited) and 2006
(unaudited)


                                               Three Months Ended                Six Months Ended
                                             June 30,        June 30,        June 30,        June 30,
                                               2007            2006            2007            2006
                                               ----            ----            ----            ----
                                                                    (In thousands)

Net income                                 $        754    $      1,047    $      1,502    $      1,975
                                           ------------    ------------    ------------    ------------

Other comprehensive loss, net of tax:
   Unrealized losses on assets
     available for sale:
   Unrealized holding (losses)
       arising during period                     (1,843)         (1,704)         (1,724)           (805)
   Less: reclassification adjustment for
             losses (gains) included
                     in net income                   --               9              (1)            (22)
                                           ------------    ------------    ------------    ------------

                                                 (1,843)         (1,695)         (1,725)           (827)
                                           ------------    ------------    ------------    ------------
   Net income tax benefit                           737             678             690             331
                                           ------------    ------------    ------------    ------------
Other comprehensive loss, net of tax             (1,106)         (1,017)         (1,035)           (496)

Comprehensive (loss) income                $       (352)   $         30    $        467    $      1,479
                                           ============    ============    ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                              Page 4 of 28

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months and Six Months Ended June 30, 2007 (unaudited)


                                                                                                          Common Stock
                                                                                   Accumulated            Issued Under
                                                          Additional                  Other                 Employee
                                      Common Stock         Paid-In     Retained   Comprehensive  Treasury  Stock Plans-    Total
                                   Shares       Amount     Capital     Earnings   Income (Loss)   Stock     Unearned
                                                               (in thousands, except number of shares)

Balance as of December 31, 2006   8,322,452   $      83   $  18,704   $  44,580    $  (1,786)   $  (3,039)  $    (142)   $  58,400
Net income                                                                  748                                                748
Other comprehensive income,
         net of tax                                                                       71                                    71
Shares earned under stock plans                                  44                                                             44
Common stock dividends:
        $0.24 per share                                                    (831)                                              (831)
 Treasury stock purchased                                                                             (38)                     (38)
Treasury stock reissued                                                                                29                       29
                                  ------------------------------------------------------------------------------------------------
Balance as of March 31, 2007      8,322,452   $      83   $  18,748   $  44,497    $  (1,715)   $  (3,048)  $    (142)   $  58,423
Net income                                                                  754                                                754
Other comprehensive loss,
         net of tax                                                                   (1,106)                               (1,106)
Shares earned under stock plans                                  44                                                             44
Tax benefit from stock plans                                    (22)                                                           (22)
                                  ------------------------------------------------------------------------------------------------

Balance as of June 30, 2007       8,322,452   $      83   $  18,770   $  45,251    $  (2,821)   $  (3,048   $    (142)   $  58,093
                                  ================================================================================================

                       The accompanying notes are an integral part of the consolidated financial statements.

                                                            Page 5 of 28

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Six Months Ended June 30, 2007 (unaudited) and 2006
(unaudited)
                                                                 Three Months Ended       Six Months Ended
                                                                June 30,    June 30,    June 30,    June 30,
                                                                  2007        2006        2007        2006
                                                                  ----        ----        ----        ----
Operating Activities:                                                         (in thousands)
   Net income                                                   $    754    $  1,047    $  1,502    $  1,975
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                  516         424         882         720
      Amortization of premiums/discounts on securities, net            7          26          47          54
      Provision for loan losses                                       --          80          --         160
      Stock compensation earned                                       44          97          88          97
      Loss on sale of other real estate                               --          17          --          17
      Loss (gain) on sale/call of securities, net                     --           9          (1)        (22)
      Gain on sale of loans, net                                     (48)        (21)        (73)        (57)
      Income tax payable                                            (512)       (417)       (319)       (130)
      Accrued interest receivable                                   (311)       (290)        (95)         --
      Other assets                                                 9,859      (1,124)        752
      Other liabilities                                              540         372        (449)     (1,215)
      Origination of loans held for sale                          (6,087)     (3,268)    (11,399)     (7,448)
      Proceeds from sales of loans                                 5,810       2,718      10,399       7,849
------------------------------------------------------------------------------------------------------------
          Net cash provided by (used by) operating activities     10,572        (330)       (184)      2,752
------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                               (6,595)       (184)     (8,230)     (3,128)
  Principal collected on and proceeds of maturities
      sales or calls from investments                              3,640       4,370      12,913      16,183
  Purchase of mortgage-backed securities                            (592)         --        (592)       (999)
  Principal collected on and proceeds from sales
     of mortgage-backed securities                                 1,836       1,254       3,207       2,394
  Net increase in loans                                           (5,103)     (9,263)     (1,016)     (9,241)
  Purchase of bank premises and equipment                         (1,118)     (1,126)     (2,758)     (2,510)
  Proceeds from sale of other real estate                             22          45          22          45
  Purchase of insurance agency                                       (66)     (1,556)        (66)     (1,782)
  Purchase of consulting group                                        --      (1,482)       (132)     (1,482)
  Purchase of bank (net of cash acquired)                            908          --         908          --
------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities     (7,068)     (7,942)      4,256        (520)
------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, interest-bearing checking and escrow           3,191         126       6,057       4,399
  Net increase in time deposits                                    5,537       2,417       9,195       1,759
  Proceeds from borrowings                                         9,000      19,030      37,180      35,530
  Repayment of borrowings                                        (24,430)    (13,500)    (46,180)    (43,870)
  Cash dividends                                                      --          --        (831)       (744)
  Exercise of stock options (using treasury stock)                    --          --          29          34
------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities     (6,702)      8,073       5,450      (2,892)
------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                  (3,198)       (199)      9,522        (660)
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                  31,430      12,416      18,710      12,877
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 28,232    $ 12,217    $ 28,232    $ 12,217
============================================================================================================


Supplemental disclosures of cash flow information:
Cash paid for interest                                             2,942       2,284       5,573       4,498
Cash paid for income taxes                                           475         485         500         505
Non-cash investing activities:
Transfer of loans to other real estate                                22          --          22          62
Note payable issued in connection with acquisitions                   --       2,174          --       2,594
============================================================================================================


            The accompanying notes are an integral part of the consolidated financial statements.





                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                  JUNE 30, 2007
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at June 30, 2007 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and six-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

                                      Income       Shares     Per Share
June 30, 2007:
--------------
Net income (Three Months Ended)     $  754,094
                                    ----------

Basic Earnings Per Share:           $  754,094    7,683,550   $     0.10
                                                              ----------
Effect of dilutive securities:
         Stock options and awards           --       75,680
                                    -----------------------
Diluted Earnings Per Share          $  754,094    7,759,230   $     0.10
                                                              ----------

June 30, 2006:
--------------
Net income (Three Months Ended)     $1,047,218
                                    ----------

Basic Earnings Per Share:           $1,047,218    7,632,762   $     0.14
                                                              ----------
Effect of dilutive securities:
         Stock options and awards           --       75,561
                                    -----------------------
Diluted Earnings Per Share          $1,047,218    7,708,323   $     0.14
                                                              ----------

June 30, 2007:
--------------
Net income (Six Months Ended)       $1,502,051
                                    ----------

Basic Earnings Per Share:           $1,502,051    7,682,341   $     0.20
                                                              ----------
Effect of dilutive securities:
         Stock options and awards           --       73,746
                                    -----------------------
Diluted Earnings Per Share          $1,502,051    7,756,087   $     0.19
                                                              ----------

June 30, 2006:
--------------
Net income (Six Months Ended)       $1,975,415
                                    ----------

Basic Earnings Per Share:           $1,975,415    7,631,870   $     0.26
                                                              ----------
Effect of dilutive securities:
         Stock options and awards           --       76,591
                                    -----------------------
Diluted Earnings Per Share          $1,975,415    7,708,461   $     0.26
                                                              ----------

Stock options for 52,368 and 54,559 shares of common stock were not considered in computing diluted earnings per common share for the three months ending June 30, 2007 and June 30, 2006, respectively, because they were antidilutive. For the six months ending June 30, 2007 and June 30, 2006, stock options for 52,368 and 54,559 shares, respectively, were not considered.

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

There is no unrecognized compensation cost for this plan as of June 30, 2007 as all shares are vested under the terms of the plan. New grants are for the reload feature which are expensed at date of grant. There were no options granted during 2007.

Activity in the plan for 2007 was as follows:

                                                                Range of            Weighted Average
                                                   ---------------------------------
                                                    Option Exercise   Exercise Price
                                     Options             Price           Shares        Intrinsic
                                   Outstanding         Per Share       Outstanding       Value
                                   ---------------------------------------------------------------
Outstanding at December 31, 2006        186,492    $ 4.722 - $18.167   $      7.561   $    876,898
Granted                                      --
Exercised                                (6,100)   $ 4.722                            $     40,065
Forfeited                                    --
                                   ------------
Outstanding at June 30, 2007            180,392    $ 4.722 - $18.167   $     7.6572   $    835,309
                                   ============

At June 30, 2007, the weighted average information for outstanding and exercisable shares is as follows:

                        Shares outstanding and Exercisable
         --------------------------------------------------------------

         Range of                           Average        Average
         Exercise                           Exercise       Remaining Life
         Price                  Shares      Price          (Years)
         --------------------------------------------------------------

         $4.722 - $5.45           121,115   $      4.722           2.83
         $9.094 - $10.900           4,465   $      9.419           2.83
         $10.90 - $12.717          19,221   $     11.985           2.83
         $12.717 - $14.534         18,689   $     14.000           2.83
         $14.534 - $16.350          6,600   $     14.794           2.83
         $16.350 - $18.167         10,302   $     17.247           2.83
                             ------------   ------------   ------------
            Total                 180,392   $     7.6572           2.83
                             ============   ============   ============

During 2006, the Company reserved 80,000 shares of restricted stock under the 2006 Recognition and Retention Plan. The market value of the 68,000 shares awarded at the date of grant approximated $777,920. In addition, in 2006, the Company awarded 10,000 shares of restricted stock from the unallocated shares under the 2000 Management Recognition and Retention Plan having a market value of approximately $114,400. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is amortized over the five year vesting period for shares of restricted stock granted which will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans was $43,701 and $89,232 for the three months ended June 30, 2007 and 2006, respectively, and $87,402 and $89,232 for the six month period ending June 30, 2007 and 2006, respectively.

Shares unallocated under the plans available for future awards were 12,886 and 10,886 at June 30, 2007 and June 30, 2006 respectively. At June 30, 2007 and December 31, 2006, there were nonvested shares of 73,686 and 75,286, respectively, with unrecognized compensation cost of $725,816 and $813,218, respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.35% of the outstanding shares as of June 30, 2007 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.

Note E - Pension Plan

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:


                                                            Three Months Ended                Six Months Ended
                                                         June 30,        June 30,         June 30,        June 30,
                                                           2007            2006             2007            2006
                                                           ----            ----             ----            ----
                                                                               (in thousands)
Service cost                                           $         --    $         --     $         --    $         --
Interest cost                                                55,000          70,986          110,000         141,972
Expected return on plan assets                              (87,000)        (73,005)        (174,000)       (146,010)
Amortization of unrecognized loss                            14,000          18,539           28,000          37,078
Amortization of unrecognized prior service liability             --              --               --              --
                                                       ------------    ------------     ------------    ------------
         Net pension and postretirement cost           $    (18.000)    $    16,520     $    (36,000)   $     33,040
                                                       ============    ============     ============    ============

                                                               2007                             2006
Weighted-average assumptions as of December 31:
         Discount rate                                        5.080%                           5.750%
         Expected return on plan assets                       9.000%                           7.000%
         Rate of compensation increase                        0.000%                           0.000%

The rate of compensation increase is expected to be 0% as the plan was frozen as of June 15, 2004. As of June 30, 2007, contributions to the plan totaled $9,950. The Bank anticipates contributing $79,643 in 2007 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at June 30, 2007 and December 31, 2006:

                                                           June 30, 2007
                                             ------------------------------------------
                                                         Gross Unrealized
Investment Securities                         Fair Value       Gains          Losses
                                             ------------------------------------------
Available for sale portfolio:                              (in thousands)
-----------------------------
     Debt securities:
         U. S. Agencies                      $     40,987   $         --   $      1,067
         Corporate                                 19,227             95            683
         State and municipals                      15,709             22            374
                                             ------------   ------------   ------------
                                                   75,923            117          2,124
     Equity investments:
         Preferred and other equity stocks         12,359            132            184
         Mutual fund                                3,307             24             --
                                             ------------   ------------   ------------
                                             $     91,589   $        273   $      2,308
                                             ============   ============   ============
Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
     Fannie Mae                              $     12,216   $         14   $        288
     Freddie Mac                                   15,604              1            641
     Ginnie Mae                                     1,484             --              2
     Small Business Administration                     15             --             --
     Collateralized Mortgage Obligations            3,359             --             75
                                             ------------   ------------   ------------
                                             $     32,678   $         15   $      1,006
                                             ============   ============   ============

                                                         December 31, 2006
                                             ------------------------------------------
                                                         Gross Unrealized
Investment Securities                         Fair Value       Gains          Losses
                                             ------------------------------------------
Available for sale portfolio:                              (in thousands)
-----------------------------
     Debt securities:
         U. S. Agencies                      $     36,245   $         13   $        659
         Corporate                                 18,067             94            388
         State and municipals                      15,706             75            117
                                             ------------   ------------   ------------
                                                   70,018            182          1,164
     Equity investments:
         Preferred and other equity stocks         12,943            379             45
         Mutual fund                                2,756             --             27
                                             ------------   ------------   ------------
                                             $     85,717   $        561   $      1,236
                                             ============   ============   ============
Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
     Fannie Mae                              $     10,008   $         17   $        232
     Freddie Mac                                   16,197              2            377
     Ginnie Mae                                       989             --              5
     Small Business Administration                     16             --             --
     Collateralized Mortgage Obligations            1,871             --             32
                                             ------------   ------------   ------------
                                             $     29,081   $         19   $        646
                                             ============   ============   ============

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

The Company currently has a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. The unrealized loss of $26,000 and $20,000 at June 30, 2007 and December 31, 2006, respectively, has not been considered other than temporary as GMAC is a profitable division of General Motors, the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value, and management believes that the repayment of the investment is probable at maturity.

Note G - Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At June 30, 2007 the allowance for loan losses as a percentage of net loans receivable was 0.95% as compared to 0.84% at December 31, 2006.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                  Three Months Ended        Six Months Ended
                                  June 30,    June 30,    June 30,    June 30,
                                    2007        2006        2007        2006
                                    ----        ----        ----        ----
                                                  (in thousands)
Balance at beginning of period:   $  2,085    $  2,063    $  2,081    $  1,959
     Charge-offs                       (32)        (83)        (73)       (140)
     Recoveries                         30          29          75         110
     Provision for loan losses          --          80          --         160
     Provision acquired                526          --         526          --
                                  --------    --------    --------    --------
Balance at end of period          $  2,609    $  2,089    $  2,609    $  2,089
                                  ========    ========    ========    ========


Impaired loans were as follows:                 June 30, 2007  December 31, 2006
                                                        (in thousands)
    Impaired loans                              $         --     $         --
    Allocated allowance for loan losses         $         --     $         --
    Average of impaired loans during the year   $         --     $          8
    Cash-basis interest income recognized       $         --     $          1

Note H - Segment Information

The Company has determined that it has three primary business segments, its banking franchise, its insurance activities and its benefit consulting activity. For the three months and six months ended June 30, 2007 and 2006, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Company's benefit consulting activities consisted of those conducted through its wholly owned subsidiary, Benefit Consulting Group, Inc. which was acquired June 2006. Information about the Company's segments is presented in the following table for the periods indicated:

                                                                Three Months Ended June 30, 2007
                                                        -------------------------------------------------
                                                                                   Benefit
                                                        Banking      Insurance    Consulting     Total
                                                        Activities   Activities   Activities
                                                                          (in thousands)
Net interest income                                     $    3,435   $       --   $       --   $    3,435
Provision for loan losses                                       --           --           --           --
                                                        ----------   ----------   ----------   ----------
  Net interest income after provision for loan losses        3,435           --           --        3,435
Other income                                                 1,079        2,560          890        4,529
Other expenses                                               3,557        2,060          761        6,382
Depreciation and amortization                                  402           59           55          516
                                                        ----------   ----------   ----------   ----------
         Income before income taxes                            555          441           70        1,066
Income tax expense                                             207           85           20          312
                                                        ----------   ----------   ----------   ----------
         Net income                                     $      348   $      356   $       50   $      754
                                                        ==========   ==========   ==========   ==========
Total Assets                                            $  492,049   $   14,287   $    3,892   $  510,228
                                                        ==========   ==========   ==========   ==========


Note H - Segment Information (Continued)
                                                                   Three Months Ended June 30, 2006
                                                        ---------------------------------------------------------
                                                                                       Benefit
                                                         Banking        Insurance      Consulting       Total
                                                         Activities     Activities     Activities
                                                                              (in thousands)
Net interest income                                     $      3,235   $         --   $         --   $      3,235
Provision for loan losses                                         80             --             --             80
                                                        ------------   ------------   ------------   ------------
  Net interest income after provision for loan losses          3,155             --             --          3,155
Other income                                                     901          2,407          1,535          4,843
Other expenses                                                 3,034          1,960          1,179          6,173
Depreciation and amortization                                    253             45            126            424
                                                        ------------   ------------   ------------   ------------
         Income before income taxes                              769            402            230          1,401
Income tax expense                                               159            125             70            354
                                                        ------------   ------------   ------------   ------------
         Net income                                     $        610   $        277   $        160   $      1,047
                                                        ============   ============   ============   ============

Total Assets                                            $    425,254   $     12,891   $      3,675   $    441,820
                                                        ============   ============   ============   ============
                                                                    Six Months Ended June 30, 2007
                                                        ---------------------------------------------------------
                                                                                       Benefit
                                                         Banking        Insurance      Consulting       Total
                                                         Activities     Activities     Activities
                                                                              (in thousands)
Net interest income                                     $      6,523   $         --   $         --   $      6,523
Provision for loan losses                                         --             --             --             --
                                                        ------------   ------------   ------------   ------------
  Net interest income after provision for loan losses          6,523             --             --          6,563
Other income                                                   2,015          5,171          1,591          8,777
Other expenses                                                 6,730          4,191          1,426         12,347
Depreciation and amortization                                    654            117            111            882
                                                        ------------   ------------   ------------   ------------
         Income before income taxes                            1,154            863             54          2,071
Income tax expense                                               329            225             15            569
                                                        ------------   ------------   ------------   ------------
         Net income                                     $        825   $        638   $         39   $      1,502
                                                        ============   ============   ============   ============
Total Assets                                            $    492,049   $     14,287   $      3,892   $    510,228
                                                        ============   ============   ============   ============
                                                                      Six Months Ended June 30, 2006
                                                        ---------------------------------------------------------
                                                                                       Benefit
                                                         Banking        Insurance      Consulting       Total
                                                         Activities     Activities     Activities
                                                                              (in thousands)
Net interest income                                     $      6,423   $         --   $         --   $      6,423
Provision for loan losses                                        160             --             --            160
                                                        ------------   ------------   ------------   ------------
  Net interest income after provision for loan losses          6,263             --             --          6,263
Other income                                                   1,919          4,813          1,535          8,267
Other expenses                                                 6,144          3,850          1,179         11,173
Depreciation and amortization                                    504             90            126            720
                                                        ------------   ------------   ------------   ------------
         Income before income taxes                            1,534            873            230          2,637
Income tax expense                                               317            275             70            662
                                                        ------------   ------------   ------------   ------------
         Net income                                     $      1,217   $        598   $        160   $      1,975
                                                        ============   ============   ============   ============
Total Assets                                            $    425,254   $     12,891   $      3,675   $    441,820
                                                        ============   ============   ============   ============

The following represents a reconciliation of the Company's reported segment assets to consolidated assets as of June 30:

                 Assets                        2007         2006
                                            ---------    ---------

Total assets for reportable segments        $ 510,228    $ 441,820
Elimination of intercompany cash balances      (6,129)      (4,998)
                                            ---------    ---------

Consolidated Total                          $ 504,099    $ 436,822
                                            =========    =========

Note I - Acquisitions

On April 2, 2007, the Bank completed its acquisition of Vernon Bank Corporation, the stock holding company of the National Bank of Vernon. Under terms of the agreement, Oneida Savings Bank paid $11.4 million or $54.00 in cash for each of the 210,447 outstanding shares of common stock of Vernon Bank Corporation. The results of Vernon Bank Corporation have been included in the consolidated financial statements since April 2, 2007. Assets acquired as a result of the acquisition totaled $67.5 million and resulted in additional goodwill and core deposit intangibles of approximately $6.0 million. Amortization expense of the core deposit intangible was $66,000 for the three months and six months ended June 30, 2007. The core deposit intangible is being amortized using a 10-year accelerated method amortization term.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Oneida Savings Bank is in the process of obtaining third party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

                                                       At April 2, 2007
                                                        (in thousands)

             Cash and cash equivalents                    $ 12,272
             Investments and mortgage backed securities     18,398
             Loans receivable, net                          26,163
             Property, plant and equipment                   1,906
             Goodwill                                        4,544
             Intangible assets                               1,455
             Other assets                                    2,770
                                                          --------
                               Total assets acquired        67,508
             Deposits                                      (54,811)
             Other liabilities                                (855)
                                                          --------
                                                          $ 11,842
                                                          ========

The following represents proforma information on the results of operations for the three months and six months ended as of June 30, 2007 and 2006:

                         For the Three Months Ended   For the Six Months Ended
                            June 30,     June 30,      June 30,      June 30,
                              2007         2006          2007          2006
                              ----         ----          ----          ----
 Net interest income
 Oneida Financial Corp.    $    3,435   $    3,235    $    6,523    $    6,263
 National Bank of Vernon           --          564           540         1,138
                           ----------   ----------    ----------    ----------
          Combined         $    3,435   $    3,799    $    7,063    $    7,401
                           ==========   ==========    ==========    ==========

 Net Income
 Oneida Financial Corp.    $      754   $    1,401    $    2,071    $    2,637
 National Bank of Vernon           --         (176)         (114)         (198)
                           ----------   ----------    ----------    ----------
          Combined         $      754   $    1,225    $    1,957    $    2,429
                           ==========   ==========    ==========    ==========

 Earnings per share
 Oneida Financial Corp.    $     0.10   $     0.14    $     0.20    $     0.26
 National Bank of Vernon           --        (0.02)        (0.01)        (0.03)
                           ----------   ----------    ----------    ----------
          Combined         $     0.10   $     0.12    $     0.19    $     0.23
                           ==========   ==========    ==========    ==========

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

Note K - Effect of Newly Issued but not Yet Effective Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. The objective of the Statement was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

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


GENERAL

         Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency and employee benefit services provided by subsidiaries of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2006 and June 30, 2007 the Company had 7,676,501 shares and 7,684,201 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.


RECENT DEVELOPMENTS

         The Company announced a semi-annual cash dividend as of July 11, 2007 of $0.24 per share which was paid to its shareholders on August 7, 2007. Oneida Financial MHC waived its receipt of dividends.

On April 2, 2007, the Bank completed its acquisition of Vernon Bank Corporation, the stock holding company of the National Bank of Vernon. Under terms of the agreement, Oneida Savings Bank paid $11.4 million or $54.00 in cash for each of the 210,447 outstanding shares of common stock of Vernon Bank Corporation. The results of Vernon Bank Corporation are included in the consolidated financial statements since April 2, 2007.

See footnote I to the consolidated financial statements for the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Oneida Savings Bank is in the process of obtaining third party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement. Assets acquired as a result of the acquisition totaled $67.5 million and resulted in additional goodwill and core deposit intangibles of approximately $6.0 million. Amortization expense of the core deposit intangible was $66,000 for the three months and six months ended June 30, 2007. The core deposit intangible is being amortized using a 10-year accelerated method amortization term.

FINANCIAL CONDITION

         ASSETS. Total assets at June 30, 2007 were $504.1 million, an increase of $61.2 million from $442.9 million at December 31, 2006. Investment securities increased $5.9 million and mortgage-backed securities increased $3.6 million due to the acquisition of Vernon Bank offset by principal collected on and proceeds from sales and maturities of investment and mortgaged backed securities. Loans receivable, including loans held for sale, increased $28.3 million to $275.7 million at June 30, 2007 compared with $247.4 million at December 31, 2006. The increase in loans receivable was largely due to the acquisition of $26.2 million of loans from Vernon Bank. At June 30, 2007, total commercial business loans increased by $4.1 million while commercial real estate loans increased by $10.0 million from December 31, 2006. At June 30, 2007 total consumer loans increased by $596,000 from December 31, 2006. Residential loans increased by $14.1 million since December 31, 2006, after the sale of $10.3 million of fixed-rate residential real estate loans in the secondary market during the six-month period. Goodwill and other intangibles totaled $25.8 million as of June 30, 2007 and $19.9 million at December 31, 2006. Goodwill in the amount of $4.5 million and intangible assets in the amount $1.5 million were recorded in conjunction with the acquisition of The National Bank of Vernon that closed during the second quarter 2007. Additional goodwill in the amount of $132,000 was recorded for the contingent purchase payment made to the benefit consulting company we acquired in 2006. Under the terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period starting with the year ended December 31, 2006. Offsetting this payment was the amortization expense recorded on a monthly basis.

         The allowance for loan losses was $2.6 million at June 30, 2007 as compared with $2.1 million at December 31, 2006. The increase in the allowance is due to the acquisition of the Vernon Bank's allowance for loan losses of $526,000. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At June 30, 2007 the allowance for loan losses as a percentage of net loans receivable was 0.95% as compared to 0.84% as of December 31, 2006.

         The book value of premises and equipment increased $4.0 million from December 31, 2006 to June 30, 2007 as a result of the construction of a 26,000 square foot banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York, which opened for business on April 3, 2007, as well as the acquisition of Vernon Bank.

         LIABILITIES. Total liabilities increased by $61.5 million to $446.0 million at June 30, 2007 from $384.5 million at December 31, 2006. The increase is primarily the result of an increase in deposits of $54.8 million acquired from Vernon Bank. Offsetting these increases, borrowings decreased $5.0 million due to a maturity of a borrowing that was not renewed.

         STOCKHOLDERS' EQUITY. Total stockholders' equity decreased to $58.1 million at June 30, 2007 as compared to $58.4 million at December 31, 2006. Stockholders' equity decreased due to the valuation adjustments made for the Company's available for sale investment and mortgage-backed securities. Accumulated Other Comprehensive Loss increased $1.0 million from December 31, 2006 to a loss of $2.8 million from a loss of $1.8 million. The payment of the Company's semiannual cash dividends of $0.24 resulted in a reduction in stockholders' equity of $832,000. Offsetting these decreases was the addition of after-tax net income of $1.5 million for the six months ended June 30, 2007.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

         AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months and six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

         TABLE 1.  Average Balance Sheet.

                                                       Three Months Ended June 30,                   Twelve Months Ended Dec. 31,
                                     -------------------------------------------------------------  ------------------------------
                                                 2007                            2006                            2006
                                      Average   Interest              Average   Interest              Average   Interest
                                    Outstanding Earned/    Yield/   Outstanding Earned/    Yield/   Outstanding Earned/    Yield/
Assets                                Balance    Paid       Rate      Balance    Paid       Rate      Balance    Paid       Rate
------                               --------  --------   --------   --------  --------   --------   --------  --------   --------
Interest-earning Assets:                                                 (Dollars in Thousands)
------------------------
  Loans Receivable                   $272,299  $  4,636       6.81%  $241,738  $  4,027       6.66%  $243,661  $ 16,165       6.63%
  Investment and                      104,491     1,353       5.18%   110,794     1,268       4.58%   107,479     5,080       4.73%
Mortgage-Backed
Securities
  Federal Funds                        15,684       257       6.55%     1,270        15       4.72%     3,014       178       5.91%
  Equity Securities                    15,256       194       5.09%    17,012       219       5.15%    17,677       838       4.74%
                                     --------  --------   --------   --------  --------   --------   --------  --------   --------
    Total Interest-earning Assets     407,730     6,440       6.32%   370,814     5,529       5.96%   371,831    22,261       5.99%
                                     --------  --------   --------   --------  --------   --------   --------  --------   --------
Non interest-earning Assets:
  Cash and due from banks              15,763                           9,649                          10,440
  Other assets                         76.460                          51,687                          53,147
                                     --------                        --------                        --------
              Total assets           $499,953                        $432,150                        $435,418
                                     ========                        ========                        ========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits              $ 54,903  $    447       3.27%  $ 41,219  $    270       2.63%  $ 43,664  $  1,135       2.60%
  Savings Accounts                     79,546       154       0.78%    70,486       124       0.71%    68,165       483       0.71%
  Interest-bearing Checking            36,186        67       0.74%    30,931        24       0.31%    30,979       143       0.46%
  Time Deposits                       140,362     1,599       4.57%   107,193       973       3.64%   109,711     4,202       3.83%
  Borrowings                           60,302       725       4.82%    68,614       849       4.96%    67,749     3,383       4.99%
  Notes Payable                           994                   13       5.25%      406   54 53.35      1,016       100       9.84%
                                     --------  --------   --------   --------  --------   --------   --------  --------   --------
    Total Interest-bearing            372,293     3,005       3.24%   318,849     2,294       2.89%   321,284     9,446       2.94%
                                     --------  --------   --------   --------  --------   --------   --------  --------   --------
Liabilities
Non-interest-bearing Liabilities:
---------------------------------
  Demand deposits                      64,320                          51,317                          51,737
  Other liabilities                     4,736                           7,279                           7,629
                                     --------                        --------                        --------
      Total liabilities              $441,349                         377,445                        $380,650
                                     --------                        --------                        --------
Stockholders' equity                   58,604                          54,705                          54,768
                                     --------                        --------                        --------
Total liabilities and
stockholders' equity                 $499,953                        $432,150                        $435,418
                                     ========                        ========                        ========
    Net Interest Income                        $  3,435                        $  3,235                        $ 12,815
                                               ========                        ========                        ========
    Net Interest Spread                                       3.08%                           3.08%                           3.05%
                                                          ========                        ========                        ========
    Net Earning Assets               $ 35,437                        $ 51,965                        $ 50,547
                                     ========                        ========                        ========
   Net yield on average
      Interest-earning assets                      3.37%                           3.49%                           3.45%
                                               ========                        ========                        ========
    Average interest-earning
      assets to average
      Interest-bearing liabilities               109.52%                         116.30%                         115.73%
                                               ========                        ========                        ========

                                                       Six Months Ended June 30,                     Twelve Months Ended Dec. 31,
                                     -------------------------------------------------------------  ------------------------------
                                                 2007                            2006                            2006
                                      Average   Interest              Average   Interest              Average   Interest
                                    Outstanding Earned/    Yield/   Outstanding Earned/    Yield/   Outstanding Earned/    Yield/
Assets                                Balance    Paid       Rate      Balance    Paid       Rate      Balance    Paid       Rate
------                               --------  --------   --------   --------  --------   --------   --------  --------   --------
Interest-earning Assets:                                                 (Dollars in Thousands)
------------------------

  Loans Receivable                 $260,427     $  8,854       6.80% $239,774   $  7,832       6.53% $243,661   $ 16,165       6.63%
  Investment and                     99,866        2,482       4.97%  113,399      2,596       4.58%  107,479      5,080       4.73%
Mortgage-Backed
Securities
  Federal Funds                      13,381          423       6.32%    1,110         28       5.05%    3,014        178       5.91%
  Equity Securities                  15,324          397       5.18%   18,825        418       4.44%   17,677        838       4.74%
                                   --------     --------   --------  --------   --------   --------  --------   --------   --------
    Total Interest-earning Assets   388,998       12,156       6.25%  373,108     10,874       5.83%  371,831     22,261       5.99%
                                   --------     --------   --------  --------   --------   --------  --------   --------   --------

Non interest-earning Assets:
  Cash and due from banks            13,773                            10,194                          10,440
  Other assets                       68,724                            48,833                          53,147
                                   --------                          --------                        --------
              Total assets         $471,495                          $432,135                        $435,418
                                   ========                          ========                        ========
Liabilities and Stockholders'
Equity
Interest-bearing Liabilities:
  Money Market Deposits            $ 50,049     $    782       3.15% $ 41,986   $    527       2.53% $ 43,664   $  1,135       2.60%
  Savings Accounts                   73,089          268       0.74%   70,208        241       0.69%   68,165        483       0.71%
  Interest-bearing Checking          33,873          122       0.73%   30,931         47       0.31%   30,979        143       0.46%
  Time Deposits                     129,322        2,893       4.51%  106,482      1,879       3.56%  109,711      4,202       3.83%

  Borrowings                         62,910        1,539       4.93%   70,385      1,701       4.87%   67,749      3,383       4.99%

  Notes Payable                       1,149           29       5.09%      275         56      41.06%    1,016        100       9.84%
                                   --------     --------   --------  --------   --------   --------  --------   --------   --------
    Total Interest-bearing          350,392        5,633       3.24%  320,267      4,451       2.80%  321,284      9,446       2.94%
                                   --------     --------   --------  --------   --------   --------  --------   --------   --------
Liabilities
Non-interest-bearing
Liabilities:
  Demand deposits                    57,398                            50,606                          51,737
  Other liabilities                   5,217                             7,081                           7,629
                                   --------                          --------                        --------
      Total liabilities            $413,007                           377,954                        $380,650
                                   --------                          --------                        --------
Stockholders' equity                 58,488                            54,181                          54,768
                                   --------                          --------                        --------
Total liabilities and
stockholders' equity               $471,495                          $432,135                        $435,418
                                   ========                          ========                        ========
    Net Interest Income                         $  6,523                        $  6,423                        $ 12,815
                                                ========                        ========                       ========
    Net Interest Spread                                        3.01%                           3.03%                           3.05%
                                                           ========                        ========                        ========
    Net Earning Assets             $ 38,606                          $ 52,841                        $ 50,547
                                   ========                          ========                        ========
   Net yield on average
      Interest-earning assets                       3.35%                           3.44%                           3.45%
                                                ========                        ========                        ========
    Average interest-earning
      assets to average
      Interest-bearing
       liabilities                                111.02%                         116.50%                         115.73%
                                                ========                        ========                        ========

RESULTS OF OPERATIONS

         GENERAL. Net income for the three months ended June 30, 2007 was $754,000, a decrease of $293,000 or 28.0% from $1.0 million for the three months ended June 30, 2006. The decrease in net income was primarily the result of a decrease in non-interest income and an increase in other expenses offset by an increase in net interest income and decreases in the provision for loan loss and income taxes. Net income for the six months ended June 30, 2007 was $1.5 million, a decrease of $473,000 from $2.0 million for the six months ended June 30, 2006.

         INTEREST INCOME. Interest and dividend income increased by $911,000 or 16.5%, to $6.4 million for the three months ended June 30, 2007 from $5.5 million for three months ended June 30, 2006. For the six months ended June 30, 2007, interest and dividend income increased by $1.3 million or 11.8% to $12.2 million from $10.9 million for the six months ended June 30, 2006. The increase in interest income was the result of an increase in the average yield of interest-earning assets as well as an increase in the average balances during the three months and six months ended June 30, 2007 compared to the same period in 2006.

         Interest income on loans increased $609,000 to $4.6 million for the three months ended June 30, 2007 from $4.0 million for the three months ended June 30, 2006. The increase in interest income on loans is a result of an increase of $30.6 million in the average balance of loans receivable for the three months ended June 30, 2007 as compared with the same period in 2006 as well as an increase of 15 basis points in the average yield to 6.81% for the three months ended June 30, 2007 from 6.66% for the three months ended June 30, 2006. For the six months ended June 30, 2007, the average balance of loans increased $20.7 million while the average yield increased 27 basis points to 6.80% during the 2007 period from 6.53% during the 2006 period. The average balance of commercial real estate loans increased $9.1 million at June 30, 2007 from June 30, 2006 while the average balance of commercial business loans increased $1.3 million during the six months ended 2007 compared with 2006. Consumer loans increased $2.1 million during the 2007 period as compared to 2006. The average balance of residential real estate loans increased $8.4 million for the same time period, after recording the sale of $19.5 million in fixed rate one-to-four family residential real estate loans over the last 12 months.

         Investment income increased $85,000 as a result of an increase in average yield of 60 basis points to 5.18% for the three months ended June 30, 2007 from 4.58% for the three months ended June 30, 2006. Offsetting the increase was a decrease in the average balance of investment securities and mortgage-backed securities of $6.3 million for the three months period ending June 30, 2007 as compared with the same period in 2006. For the six months ended June 30, 2007, investment income decreased $114,000 as compared with the same period in 2006 due to a decrease in the average balance of investment and mortgage-backed securities of $13.5 million for the six month period ending June 30, 2007 as compared with the same period in 2006.

         Interest income from federal funds increased during the three months ended June 30, 2007 to $257,000 as compared with $15,000 for the 2006 period. The increase in interest income is due to an increase in the average balance of $14.4 million as well as an increase of 183 basis points in the average yield. For the six months ended June 30, 2007, interest income on federal funds increased $395,000 due to an increase in both the average yield and average balance as compared with the same period in 2006. The increase in the average balance of federal funds sold was to provide for the cash consideration required for the acquisition of Vernon Bank Corporation.

         INTEREST EXPENSE. Interest expense was $3.0 million for the three months ended June 30, 2007, an increase of $711,000 or 31.0% from the same period in 2006. The increase in interest expense is due to an increase in interest paid on deposit accounts partially offset by interest paid on borrowed funds. Interest expense on borrowed funds totaled $725,000 for the second quarter of 2007 compared with $849,000 for the 2006 period. The average cost of borrowed funds decreased 11 basis points to 4.82% for the three months ended June 30, 2007 from 4.96% for the three months ended June 30, 2006. For the six months ended June 30, 2007, interest expense on borrowed funds decreased $162,000 due to a decrease in the average balance outstanding of borrowings to $62.9 million during the six months ended June 30, 2007 as compared to $70.4 million for the six month period in 2006. Interest expense on deposits increased $876,000 and totaled $2.3 million for the three months ended June 30, 2007 as compared to $1.4 million for the three month period in 2006. The average cost of deposits was 2.92% for the three month period ending June 30, 2007 compared with 1.87% for the three month period in 2007. In addition, the average balance of deposit accounts increased $61.2 million from June 2006 to June 2007. For the six months ended June 30, 2007, the average cost of deposits was 2.84% as compared with 2.16% for the six month period in 2006. In addition, the average balance of deposit accounts increased $36.7 million for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006.

         PROVISION FOR LOAN LOSSES. There was no provision for possible loan losses made during the second quarter 2007 as compared with $80,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, total provision for loan losses were $0 and $160,000, respectively. The allowance for loan losses was $2.6 million as of June 30, 2007 as compared to $2.1 million as of June 30, 2006. The ratio of the net loan loss allowance to loans receivable is 0.95% at June 30, 2007 as compared with a ratio of 0.85% of loans receivable at June 30, 2006. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

         OTHER INCOME. Other operating income decreased by $314,000 for the three-month period ending June 30, 2007 compared with the same period in 2006 to $4.5 million from $4.8 million. The decrease in other income was primarily due to a decrease in commissions and fees on the sale of non-banking products through the Company's subsidiaries for the three months ended June 30, 2007 a compared with the same period during 2006. The Company completed the acquisition of Benefit Consulting Group in June 2006 resulting in a timing difference in the recognition of revenue of this subsidiary's activities between the respective quarters. Commissions and fees on sales of non-banking products was $3.4 million for the three months ended June 30, 2007 as compared to $3.9 million for the same period in 2006.

         In addition, service charges on deposit accounts increased $66,000 or 11.3% for the three months ended June 30, 2007 compared with the three months ended June 30, 2006.

         For the six months ended June 30, 2007, other operating income increased $510,000 to $8.8 million from $8.3 million for the six months ended June 30, 2006. The increase is primarily due to increases in revenue derived from the Company's insurance agency subsidiary as well as the income associated with the acquisition of Benefit Consulting Group LLC effective January 1, 2006. Commissions and fees on sales of non-banking products was $6.7 million for the six months ended June 30, 2007 as compared to $6.3 million for the six months ended in 2006. In addition, service charges on deposit accounts increased $56,000 or 5.0% for the six months ended June 30, 2007 compared with the six months ended June 30, 2006.

         OTHER EXPENSES. Other operating expenses increased by $301,000 or 4.6%, to $6.9 million for the three months ended June 30, 2007 from $6.6 million for the same period in 2006. For the six months ended June 30, 2007, other operating expenses increased by $1.3 million to $13.2 million from $11.9 million for the same period in 2006. The increase in non-interest expenses is primarily the result of operating expenses associated with our insurance agency and consulting subsidiaries. In addition, the increase in equipment and other operating expenses are associated with the acquisition of the National Bank of Vernon and the completion of our banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York.

         INCOME TAX. Income tax expense decreased to $312,000 for the three months ended June 30, 2007 as compared to $354,000 for the second quarter of 2006. For the six months ended June 30, 2007, the income tax expense was $569,000, a decrease of $93,000 from $662,000 for the six months ended June 30, 2006. The effective tax rate increased to 27.5% for the six months of 2007 from 25.1% for the six months of 2006 to reflect the overall tax rate expected to be in effect for 2007.

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

         The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2007, loan originations totaled $29.6 million compared to $31.1 million during the second quarter of 2006. The purchases of investment securities totaled $8.8 million during the first six months of 2007 as compared to $4.1 million during the first six months of 2006. The increase in the purchases of investment securities is due to additional liquidity after the acquisition of Vernon Bank Corporation acquisition.

         Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the second quarter of 2007 cash flows provided by the sale, principal payments and maturity of securities available for sale was $5.7 million compared to $5.6 million for the same period in 2006.

         In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2007 the Company had outstanding commitments to originate loans of approximately $5.4 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $5.2 million at June 30, 2007.

         The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $44.9 million at June 30, 2007 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

            Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2007 the total of cash, interest-earnings demand accounts and federal funds sold was $28.2 million.

         At June 30, 2007, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                       To Be Well
                                                                                    Capitalized Under
                                                               For Capital          Prompt Corrective
                                           Actual           Adequacy Purposes       Action Provisions
                                    -------------------    -------------------    --------------------
                                     Amount       Ratio     Amount       Ratio     Amount        Ratio
                                                          (Dollars in thousands)
As of June 30, 2007:
     Total Capital
        (to Risk Weighted Assets)   $ 35,439      10.69%   $ 26,525          8%   $ 33,156         10%
     Tier I Capital
        (to Risk Weighted Assets)   $ 32,830       9.90%   $ 13,262          4%   $ 19,894          6%
     Tier I Capital
        (to Average Assets)         $ 32,830       6.98%   $ 18,812          4%   $ 23,515          5%
                                                                                       To Be Well
                                                                                    Capitalized Under
                                                               For Capital          Prompt Corrective
                                           Actual           Adequacy Purposes       Action Provisions
                                    -------------------    -------------------    --------------------
                                     Amount       Ratio     Amount       Ratio     Amount        Ratio
                                                          (Dollars in thousands)
As of December 31, 2006:
     Total Capital
        (to Risk Weighted Assets)   $ 39,204      13.36%   $ 23,522          8%   $ 29,402         10%
     Tier I Capital
        (to Risk Weighted Assets)   $ 37,045      12.63%   $ 11,761          4%   $ 17,642          6%
     Tier I Capital
        (to Average Assets)         $ 37,045       8.89%   $ 16,706          4%   $ 20,883          5%


ONEIDA FINANCIAL CORP. SELECTED FINANCIAL RATIOS
At and for the Three Months Ended and Six Months Ended June 30, 2007 and 2006 (unaudited)

(Annualized where appropriate)                        Three Months Ending     Six Months Ended
                                                           June 30,                June 30,
                                                       2007        2006        2007        2006
                                                       ----        ----        ----        ----
Performance Ratios:

    Return on average assets                           0.60%       0.97%       0.64%       0.91%
    Return on average equity                           5.15%       7.66%       5.14%       7.29%
    Net interest margin                                3.37%       3.49%       3.35%       3.44%

   Efficiency Ratio                                   84.69%      79.69%      84.89%      79.66%
   Ratio of operating expense
         to average total assets                       5.40%       6.11%       5.61%       5.50%
    Ratio of average interest-earning assets
         to average interest-bearing liabilities     109.52%     116.30%     111.02%     116.50%

Asset Quality Ratios:

   Non-performing assets to total assets               0.03%       0.03%       0.03%       0.01%

   Allowance for loan losses
         to non-performing loans                   1,705.23%   1,632.03%   1,705.23%   1,632.03%
    Allowance for loan losses
         to loans receivable, net                      0.95%       0.85%       0.95%       0.85%

Capital Ratios:

    Total stockholders' equity to total assets        11.52%      12.47%      11.52%      12.47%
    Average equity to average assets                  11.72%      12.66%      12.40%      12.54%


ITEM 3.      Quantitative and Qualitative Disclosure About Market Risk

         Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at June 30, 2007, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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


ITEM 4.      Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods or submits specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                             ONEIDA FINANCIAL CORP.
                                AND SUBSIDIARIES

                           Part II - Other Information

Item 1       Legal Proceedings

         Much of the Bank's market area is included in the 270,000-acre land claim of the Oneida Indian Nation ("Oneidas"). The land claim area is held primarily by private persons. Over 15 years ago the United States Supreme Court ruled in favor of the Oneidas in a lawsuit which management believes was intended to encourage the State of New York to negotiate an equitable settlement in a land dispute that has existed for over 200 years.

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

Item 1a      Risk Factors

         There has not been any material change in the risk factors disclosure from that contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds

         There were no shares repurchased during the three months ended June 30, 2007. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.

Item 3   Defaults Upon Senior Securities

         Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Shareholders, held on May 8, 2007, shareholders voted on the following matters as follows:

         Proposal No. 1 - Election of Directors

                                                For           Withheld
                                                ---           --------
         Michael Kallet                      6,669,889        115,779
         John Haskell                        6,674,263        111,405
         Michael Miravalle                   6,671,285        114,383

         Proposal No. 2 - Ratification of Crowe Chizek and Company LLC as auditors for the Company for the fiscal year ended December 31, 2007:

         For               Against          Abstain
         ---               --------         -------
         6,761,367         22,094           2,207

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

                                          ONEIDA FINANCIAL CORP.


Date:  August 14, 2007                    By:      /s/ Michael R. Kallet
                                          -------------------------------------
                                          Michael R. Kallet
                                          President and Chief Executive Officer


Date:  August 14, 2007                    By:      /s/ Eric E. Stickels
                                          -------------------------------------
                                          Eric E. Stickels
                                          Executive Vice President and Chief
                                          Financial Officer