Form 10-Q
period 2007-09-30
ONEIDA FINANCIAL CORP
filed 2007-11-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2007

                                    OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________________

                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Federal                                              16-1561678
--------------------------------                        ------------------------
(State or other jurisdiction of                               (IRS Employer)
incorporation or organization)                            Identification Number)

                     182 Main Street, Oneida, New York 13421
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (315) 363-2000
               ---------------------------------------------------
               Registrant's telephone number, including area code

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,684,201 shares of the Registrant's common stock outstanding as of November 1, 2007.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements                                                     1

             Consolidated Statements of Condition (unaudited)                         2
             As of September 30, 2007 and December 31, 2006

             Consolidated Statements of Operations (unaudited)                        3
             For the three months and nine months ended
             September 30, 2007 and 2006

             Consolidated Statements of Comprehensive Income (unaudited)              4
             For the three months and nine months ended
             September 30, 2007 and 2006

             Consolidated Statements of Changes in Stockholders' Equity               5
             (unaudited) For the three months ended March 31, June 30 and
             September 30, 2007

             Consolidated Statements of Cash Flows (unaudited)                        6
             For the three months and nine months ended September 30,
             2007 and 2006

             Notes to Consolidated Financial Statements (unaudited)                   7

   Item 2.   Management's Discussion and Analysis of Financial Condition             15
             And Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk              24

   Item 4.   Controls and Procedures                                                 24

PART II. OTHER INFORMATION                                                           25

   Item 1.   Legal Proceedings                                                       25

   Item 1a.  Risk Factors                                                            25

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds             25

   Item 3.   Defaults Upon Senior Securities                                         26

   Item 4.   Submission of Matters to a Vote of Security Holders                     26

   Item 5.   Other Information                                                       26

   Item 6.   Exhibits                                                                26

PART I.      FINANCIAL INFORMATION
                      Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2007 and December 31, 2006 (Unaudited)

                                                            At September 30, At December 31,
                                                                 2007               2006
                                                                 ----               ----
ASSETS                                                      (in thousands, except share data)
         Cash and due from banks                            $     15,154    $     12,514
         Federal funds sold                                       12,960           6,196
                                                            ----------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                 28,114          18,710

         Investment securities, at fair value                     94,831          85,717
         Mortgage-backed securities, at fair value                33,646          29,081

         Mortgage loans held for sale                              2,486           1,581

         Loans receivable                                        280,355         247,940
         Allowance for loan losses                                (2,548)         (2,081)
                                                            ----------------------------
   LOANS RECEIVABLE, NET                                         277,807         245,859

         Federal Home Loan Bank stock                              3,348           3,228
         Bank premises and equipment, net                         22,737          17,428
         Accrued interest receivable                               2,294           2,088
         Other assets                                              8,435           7,699
         Cash surrender value - life insurance                    14,335          11,676
         Goodwill                                                 22,735          18,137
         Other intangible assets                                   2,794           1,733
         -------------------------------------------------------------------------------
         TOTAL ASSETS                                       $    513,562    $    442,937
         ===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                          $    327,957    $    260,173
         Non-interest bearing deposits                            65,005          53,097
         Federal funds purchased                                      --           4,000
         Borrowings                                               56,400          61,400
         Notes payable                                               477           1,411
         Other liabilities                                         5,090           4,456
                                                            ----------------------------
TOTAL LIABILITIES                                                454,929         384,537
Stockholders' equity:
         Preferred stock, 1,000,000 shares authorized                 --              --
         Common stock ($.01 par value; 20,000,000
              shares authorized; 8,322,452 shares issued)             83              83
         Additional paid-in capital                               18,814          18,704
         Retained earnings                                        45,350          44,580

         Common shares issued under employee
               stock ownership plans - unearned                     (142)           (142)
         Accumulated other comprehensive (loss)                   (2,429)         (1,786)
         Treasury stock (at cost, 534,396
                                    and 541,621 shares)           (3,043)         (3,039)
         -------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                               58,633          58,400
         -------------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                               $    513,562    $    442,937
         ===============================================================================

The accompanying notes are an integral part of the consolidated financial statements

                                  Page 2 of 27

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 (unaudited) and 2006 (unaudited)

                                                            Three Months Ended           Nine Months Ended
                                                      September 30,   September 30, September 30, September 30,
                                                               2007         2006          2007         2006
                                                               ----         ----          ----         ----
                                                         (in thousands, except share and per share data)
INTEREST INCOME:
         Interest and fees on loans                      $    4,816   $    4,197     $  13,669    $  12,030
         Interest on investment and mortgage-
                  backed securities                           1,421        1,225         3,904        3,819
         Dividends on equity securities                         206          221           603          640

         Interest on federal funds sold and
              interest-earning deposits                         216           13           639           41
-----------------------------------------------------------------------------------------------------------
   Total interest and dividend income                         6,659        5,656        18,815       16,530
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Savings deposits                                       154          125           423          366
         Money market and interest-bearing checking             565          324         1,468          898
         Time deposits                                        1,696        1,085         4,589        2,964
         Borrowings                                             693          884         2,233        2,585
         Notes Payable                                            9           24            37           80
-----------------------------------------------------------------------------------------------------------
                  Total interest expense                      3,117        2,442         8,750        6,893
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                           3,542        3,214        10,065        9,637
         Less: Provision for loan losses                         --           80            --          240
-----------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses        3,542        3,134        10,065        9,397
-----------------------------------------------------------------------------------------------------------
OTHER INCOME:
      Investment securities (losses) gains, net                  --          (24)            1           (1)
      Gain on sale of mortgages, net                             24           36            97           93
      Commissions and fees on sales of
                   non-banking products                       3,486        2,944        10,184        9,292
         Other operating income                               1,048          919         3,053        2,759
-----------------------------------------------------------------------------------------------------------
   Total other income                                         4,558        3,875        13,335       12,143
-----------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                   4,222        3,773        12,671       11,458
         Occupancy expenses, net                              1,103          933         3,225        2,781
         Other operating expense                              1,470        1,190         4,128        3,551
-----------------------------------------------------------------------------------------------------------
   Total other expenses                                       6,795        5,896        20,024       17,790
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    1,305        1,113         3,376        3,750
-----------------------------------------------------------------------------------------------------------
   Provision for income taxes                                   374          298           943          960
-----------------------------------------------------------------------------------------------------------
NET INCOME                                               $      931   $      815     $   2,433    $   2,790
===========================================================================================================
EARNINGS PER SHARE - BASIC                                    $0.12        $0.11         $0.32        $0.37
===========================================================================================================
EARNINGS PER SHARE - DILUTED                                  $0.12        $0.11         $0.31        $0.36
===========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                  Page 3 of 27

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2007 (unaudited) and 2006 (unaudited)

                                                 Three Months Ended                Nine Months Ended
                                            September 30,  September 30,      September 30, September 30,
                                                   2007           2006            2007            2006
                                                   ----           ----            ----            ----
                                                                      (In thousands)
Net income                                 $        931    $        815    $      2,433    $      2,790
                                           ------------    ------------    ------------    ------------

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses)
           on assets available for sale:
         Unrealized holding gains (losses)
             arising during period                  653           2,128          (1,071)          1,324
         Less: reclassification adjustment for
                   losses (gains) included
                           in net income             --              24              (1)              1
                                           ------------    ------------    ------------    ------------
                                                    653           2,152          (1,072)          1,325
         Net income tax benefit                    (261)           (861)            429            (530)
                                           ------------    ------------    ------------    ------------

Other comprehensive income (loss), net
   of tax                                           392           1,291            (643)            795

      Comprehensive income                 $      1,323    $      2,106    $      1,790    $      3,585
                                           ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, June 30 and September 30, 2007 (unaudited)

                                                                                                          Common Stock
                                                                                   Accumulated            Issued Under
                                                          Additional                  Other                 Employee
                                      Common Stock         Paid-In     Retained   Comprehensive  Treasury  Stock Plans-    Total
                                     Shares     Amount     Capital     Earnings   Income (Loss)   Stock     Unearned
                                                               (in thousands, except number of shares)
Balance as of December 31, 2006   8,322,452         $83     $18,704     $44,580    $  (1,786)   $  (3,039)  $    (142)   $  58,400
Net income                                                                  748                                                748
Other comprehensive income,
         net of tax                                                                       71                                    71
Shares earned under stock plans                                  44                                                             44
Common stock dividends: $0.24
  per share                                                                (831)                                              (831)
Treasury stock purchased                                                                              (38)                     (38)
Treasury stock reissued                                                                                29                       29
                                  ------------------------------------------------------------------------------------------------

Balance as of March 31, 2007      8,322,452         $83     $18,748     $44,497    $  (1,715)     $(3,048)  $    (142)   $  58,423
Net income                                                                  754                                                754
Other comprehensive loss,
         net of tax                                                                   (1,106)                               (1,106)
Shares earned under stock plans                                  44                                                             44
Tax benefit from stock plans                                    (22)                                                           (22)
                                  ------------------------------------------------------------------------------------------------

Balance as of June 30, 2007       8,322,452         $83     $18,770     $45,251    $  (2,821)     $(3,048)  $    (142)   $  58,093
Net income                                                                  931                                                931
Other comprehensive income,
         net of tax                                                                      392                                   392
Shares earned under stock plans                                  44                                                             44
Common stock dividends: $0.24 per share                                    (832)                                              (832)
Treasury stock reissued                                                                                 5                        5
                                  ------------------------------------------------------------------------------------------------

Balance as of September 30, 2007  8,322,452         $83     $18,814     $45,350    $  (2,429)     $(3,043)  $    (142)    $ 58,633
                                  ================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Nine Months Ended September 30, 2007 (unaudited) and 2006 (unaudited)

                                                            Three Months Ended           Nine Months Ended
                                                         September 30, September 30,  September 30, September 30,
                                                                2007       2006         2007          2006
                                                                ----       ----         ----          ----
  Operating Activities:                                                        (in thousands)
   Net income                                                   $    931    $    815    $  2,433    $  2,790
   Adjustments to reconcile net income to net
    cash provided by operating  activities:
      Depreciation and amortization                                  534         374       1,416       1,094
      Amortization of premiums/discounts on securities, net            9          27          56          80
      Provision for loan losses                                       --          80          --         240
      Stock compensation earned                                       44          45         132         142
      Loss on sale of other real estate                               --          --          --          17
      Loss (gain) on sale/call of securities, net                     --          24          (1)          1
      Gain on sale of loans, net                                     (24)        (36)        (97)        (93)
      Income tax payable                                             174        (181)       (145)       (311)
      Accrued interest receivable                                    171         187          76         187
      Other assets                                                   (68)        (15)       (834)        737
      Other liabilities                                             (703)       (508)     (1,152)     (1,723)
      Origination of loans held for sale                          (3,971)     (4,745)    (15,370)    (12,193)
      Proceeds from sales of loans                                 4,163       4,434      14,562      12,283
------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                1,260         501       1,076       3,251
------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                              (12,284)       (884)    (20,514)     (4,011)
  Principal collected on and proceeds of maturities
      sales or calls from investments                              9,087       6,626      22,000      22,810
  Purchase of mortgage-backed securities                          (6,832)         --      (7,424)       (999)
  Principal collected on and proceeds from sales
      of mortgage-backed securities                                6,307       1,292       9,514       3,686
  Net increase in loans                                           (4,791)     (1,582)     (5,807)    (10,823)
  Purchase of bank premises and equipment                         (1,667)     (1,504)     (4,425)     (4,014)
  Proceeds from sale of other real estate                             --          --          22          45
  Purchase of insurance agency                                        --          --         (66)     (1,782)
  Purchase of consulting group                                        --         (28)       (132)     (1,510)
  Purchase of bank (net of cash acquired)                             --         --          908          --

------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities       (10,180)      3,920      (5,924)      3,402
------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, interest-bearing checking and escrow           6,450      (7,288)     12,507      (2,890)
  Net increase in time deposits                                    3,179       2,978      12,374       4,738
  Proceeds from borrowings                                        14,500      27,900      51,680      63,430
  Repayment of borrowings                                        (14,500)    (27,030)    (60,680)    (70,900)
  Cash dividends                                                    (832)       (796)     (1,663)     (1,540)
  Exercise of stock options (using treasury stock)                     5           2          34          36
------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities      8,802      (4,234)     14,252      (7,126)
------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                    (118)        187       9,404        (473)
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                  28,232      12,217      18,710      12,877
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 28,114    $ 12,404    $ 28,114    $ 12,404
============================================================================================================



Supplemental disclosures of cash flow information:
Cash paid for interest                                             3,144       2,488       8,717       6,987
Cash paid for income taxes                                           200         480         675         985
Non-cash investing activities:
Transfer of loans to other real estate                                --          --          22          62
Note payable issued in connection with acquisitions                   --          --          --       2,594
============================================================================================================
    The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                               SEPTEMBER 30, 2007
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the consolidated financial position of the Oneida Financial Corp. (the "Company") at September 30, 2007 and the results of its consolidated operations and cash flows for the period then ended have been included. Operating results for the three-month period and nine-month period are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Note B - Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for the calculation unless unearned. Diluted earnings per share give effect to weighted average shares, which would be outstanding assuming the exercise of issued options and awards using the treasury stock method. Earnings per common share have been computed based on the following for the periods ended September 30:

                                      Income      Shares       Per Share
September 30, 2007:
------------------
Net income (Three Months Ended)       $930,589
                                      --------

Basic Earnings Per Share:             $930,589    7,684,764        $0.12
                                                                   -----
Effect of dilutive securities:
         Stock options and awards           --       80,404
                                      ---------------------
Diluted Earnings Per Share            $930,589    7,765,168        $0.12
                                                                   -----

September 30, 2006:
------------------
Net income (Three Months Ended)       $814,725
                                      --------

Basic Earnings Per Share:             $814,725    7,633,903        $0.11
                                                                   -----
Effect of dilutive securities:
         Stock options and awards           --       77,844
                                      ---------------------
Diluted Earnings Per Share            $814,725    7,711,747        $0.11
                                                                   -----

September 30, 2007:
------------------
Net income (Nine Months Ended)        $2,432,640
                                      ----------

Basic Earnings Per Share:             $2,432,640  7,683,157        $0.32
                                                                   -----
Effect of dilutive securities:
         Stock options and awards           --       76,274
                                      ---------------------
Diluted Earnings Per Share            $2,432,640  7,759,431        $0.31
                                                                   -----

September 30, 2006:
------------------
Net income (Nine Months Ended)        $2,790,140
                                      ----------

Basic Earnings Per Share:             $2,790,140  7,632,555        $0.37
                                                                   -----
Effect of dilutive securities:
         Stock options and awards           --       76,601
                                      ---------------------
Diluted Earnings Per Share            $2,790,140  7,709,156        $0.36
                                                                   -----

Stock options for 52,013 and 53,820 shares of common stock were not considered in computing diluted earnings per common share for the three months ending September 30, 2007 and September 30, 2006, respectively, because they were antidilutive. For the nine months ending September 30, 2007 and September 30, 2006, stock options for 52,368 and 54,559 shares, respectively, were not considered.

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

There is no unrecognized compensation cost for this plan as of September 30, 2007 as all shares are vested under the terms of the plan. New grants are for the reload feature which are expensed at date of grant. There were no options granted during 2007.

Activity in the plan for 2007 was as follows:

                                                     Range of             Weighted Average
                                                 ------------------    ------------------------
                                                   Option Exercise     Exercise Price
                                     Options          Price            Shares         Intrinsic
                                   Outstanding      Per Share          Outstanding    Value
                                   ----------------------------------------------------------

Outstanding at December 31, 2006        186,492    $ 4.722 - $18.167   $  7.561       $934,347
Granted                                      --
Exercised                                (7,225)      $4.722                          $ 49,377
Forfeited                                    --
                                   ------------
Outstanding at September 30, 2007       179,267    $ 4.722-$18.167     $  7.676       $881,980
                                   ============

At September 30, 2007, the weighted average information for outstanding and exercisable shares is as follows:

                             Shares outstanding and Exercisable
         -----------------------------------------------------------------------
         Range of                                Average        Average
         Exercise                                Exercise    Remaining Life
         Price                    Shares         Price          (Years)
         ----------------------------------------------------------------------

         $4.722 - $5.45           119,990   $      4.722          2.58
         $9.094 - $10.900           4,465   $      9.419          2.58
         $10.90 - $12.717          19,221   $     11.985          2.58
         $12.717 - $14.534         18,689   $     14.000          2.58
         $14.534 - $16.350          6,600   $     14.794          2.58
         $16.350 - $18.167         10,302   $     17.247          2.58
                             ------------   ------------   -----------
                 Total            179,267   $      7.676          2.58
                             ============   ============   ============

During 2006, the Company reserved 80,000 shares of restricted stock under the 2006 Recognition and Retention Plan. The market value of the 68,000 shares awarded at the date of grant approximated $777,920. In addition, in 2006, the Company awarded 10,000 shares of restricted stock from the unallocated shares under the 2000 Management Recognition and Retention Plan having a market value of approximately $114,400. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is amortized over the five year vesting period for shares of restricted stock granted which will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans was $43,701 and $44,616 for the three months ended September 30, 2007 and 2006, respectively, and $131,103 and $133,848 for the nine month period ending September 30, 2007 and 2006, respectively. Shares unallocated under the plans available for future awards were 12,886 at September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, there were nonvested shares of 73,686 and 75,286, respectively, with unrecognized compensation cost of $682,115 and $813,218, respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.34% of the outstanding shares as of September 30, 2007 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.

Note E - Pension Plan

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:


                                                     Three Months Ended              Six Months Ended
                                               September 30,   September 30,   September 30,   September 30,
                                                    2007            2006            2007            2006
                                                    ----            ----            ----            ----
                                                                       (in thousands)
Service cost                                   $         --    $         --    $         --    $         --
Interest cost                                        55,000          70,986         165,000         212,958
Expected return on plan assets                      (87,000)        (73,005)       (261,000)       (219,015)
Amortization of unrecognized loss                    14,000          18,539          42,000          55,617
                                               ------------    ------------    ------------    ------------
         Net pension and postretirement cost   $    (18,000)   $     16,520    $    (54,000)   $     49,560
                                               ============    ============    ============    ============

The plan  was  frozen  as of June 15,  2004  consequently  there  will not be an increase in compensation expense from the plan. The Bank anticipates contributing $58,684 in 2007 to fund its pension plan. As of September 30, 2007, contributions to the plan totaled $58,180.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at September 30, 2007 and December 31, 2006:

                                                              September 30, 2007
                                                 -------------------------------------------
                                                               Gross Unrealized
Investment Securities                            Fair Value          Gains            Losses
                                                 -------------------------------------------
Available for sale portfolio:                                (in thousands)
-----------------------------
     Debt securities:
         U. S. Agencies                           $     40,810   $         40   $        501
         Corporate                                      22,666             18          1,148
         State and municipals                           15,691             57            109
                                                  ------------   ------------   ------------
                                                        79,167            115          1,758
     Equity investments:
         Preferred and other equity stocks              12,063             87            341
         Mutual fund                                     3,601             68             --
                                                  ------------   ------------   ------------
                                                  $     94,831   $        270   $      2,099
                                                  ============   ============   ============
Mortgage-Backed Securities
  Available for sale portfolio:
     Fannie Mae                                   $     11,164   $         36   $        168
     Freddie Mac                                        16,081              4            389
     Ginnie Mae                                          1,453              7              2
     Small Business Administration                          14             --             --
     Collateralized Mortgage Obligations                 4,934              3             36
                                                  ------------   ------------   ------------
                                                  $     33,646   $         50   $        595
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

The Company currently has a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. The unrealized loss of $194,000 and $20,000 at September 30, 2007 and December 31, 2006, respectively, has not been considered other than temporary as the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value, and management believes that the repayment of the investment is probable at maturity.

Note G - Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At September 30, 2007 the allowance for loan losses as a percentage of net loans receivable was 0.91% as compared to 0.84% at December 31, 2006.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                       Three Months Ended            Nine Months Ended
                                   September 30, September 30, September 30,    September 30,
                                       2007          2006          2007             2006
                                       ----          ----          ----             ----
                                                      (in thousands)
Balance at beginning of period:     $ 2,609        $ 2,089        $ 2,081         $ 1,959
     Charge-offs                        (88)          (133)          (160)           (273)
     Recoveries                          27             60            101             170
     Provision for loan losses           --             80             --             240
     Provision acquired                  --             --            526              --
                                    -------        -------        -------         -------
Balance at end of period            $ 2,548        $ 2,096        $ 2,548         $ 2,096
                                    =======        =======        =======         =======

Impaired loans were as follows:        September 30, 2007      December 31, 2006
                                                    (in thousands)
Impaired loans                                $         --          $      --
Allocated allowance for loan losses           $         --          $      --
Average of impaired loans during the yearrr   $         --          $       8
Cash-basis interest income recognized         $         --          $       1

Note H - Segment Information

The Company has determined that it has three primary business segments, its banking franchise, its insurance activities and its benefit consulting activity. For the three months and nine months ended September 30, 2007 and 2006, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Company's benefit consulting activities consisted of those conducted through its wholly owned subsidiary, Benefit Consulting Group, Inc. which was acquired June 2006. Information about the Company's segments is presented in the following table for the periods indicated:

                                                                 Three Months Ended September 30, 2007
                                                        ---------------------------------------------------------
                                                        Banking          Insurance    Benefit Consulting    Total
                                                        Activities       Activities   Activities
                                                                                (in thousands)
Net interest income                                     $      3,542   $         --   $         --   $      3,542
Provision for loan losses                                         --             --             --             --
                                                        ------------   ------------   ------------   ------------
  Net interest income after provision for loan losses          3,542             --             --          3,542
Other income                                                   1,029          2,444          1,085          4,558
Other expenses                                                 3,485          2,014            762          6,261
Depreciation and amortization                                    426             51             57            534
                                                        ------------   ------------   ------------   ------------
         Income before income taxes                              660            379            266          1,305
Income tax expense                                               142            150             82            374
                                                        ------------   ------------   ------------   ------------
         Net income                                     $        518   $        229   $        184   $        931
                                                        ============   ============   ============   ============

Total Assets                                            $    501,669   $     14,079   $      4,054   $    519,802
                                                        ============   ============   ============   ============

                                                                  Three Months Ended September 30, 2006
                                                        ---------------------------------------------------------
                                                        Banking        Insurance    Benefit Consulting      Total
                                                        Activities     Activities        Activities
                                                                              (in thousands)
Net interest income                                     $      3,214   $         --   $         --   $      3,214
Provision for loan losses                                         80             --             --             80
                                                        ------------   ------------   ------------   ------------
  Net interest income after provision for loan losses          3,134             --             --          3,134
Other income                                                     931          2,244            700          3,875
Other expenses                                                 3,023          1,943            556          5,522
Depreciation and amortization                                    258             53             63            374
                                                        ------------   ------------   ------------   ------------
         Income before income taxes                              784            248             81          1,113
Income tax expense                                               213             65             20            298
                                                        ------------   ------------   ------------   ------------
         Net income                                     $        571   $        183   $         61   $        815
                                                        ============   ============   ============   ============

Total Assets                                            $    422,630   $     12,765   $      4,073   $    439,468
                                                        ============   ============   ============   ============

                                                                  Nine Months Ended September 30, 2007
                                                        ---------------------------------------------------------
                                                        Banking        Insurance      Benefit Consulting    Total
                                                        Activities     Activities         Activities
                                                                              (in thousands)
Net interest income                                     $     10,065   $         --   $         --   $     10,065
Provision for loan losses                                         --             --             --             --
                                                        ------------   ------------   ------------   ------------
  Net interest income after provision for loan losses         10,065             --             --         10,065
Other income                                                   3,045          7,615          2,675         13,335
Other expenses                                                10,217          6,205          2,186         18,608
Depreciation and amortization                                  1,080            168            168          1,416
                                                        ------------   ------------   ------------   ------------
         Income before income taxes                            1,813          1,242            321          3,376
Income tax expense                                               471            375             97            943
                                                        -------------  ------------   ------------   ------------
         Net income                                     $      1,342   $        867   $        224   $      2,433
                                                        =============  =============  ============   ============

Total Assets                                            $    501,669   $     14,079   $      4,054   $    519,802
                                                        =============  =============  ============   ============

                                                                   Nine Months Ended September 30, 2006
                                                        ---------------------------------------------------------
                                                        Banking         Insurance     Benefit Consulting    Total
                                                        Activities      Activities           Activities
                                                                              (in thousands)
Net interest income                                     $      9,637   $         --   $         --   $      9,637
Provision for loan losses                                        240             --             --            240
                                                        ------------   ------------   ------------   ------------
  Net interest income after provision for loan losses          9,397             --             --          9,397
Other income                                                   2,851          7,056          2,236         12,143
Other expenses                                                 9,176          5,785          1,735         16,696
Depreciation and amortization                                    754            151            189          1,094
                                                        ------------   ------------   ------------   ------------
         Income before income taxes                            2,318          1,120            312          3,750
Income tax expense                                               530            340             90            960
                                                        ------------   ------------   ------------   ------------
         Net income                                     $      1,788   $        780   $        222   $      2,790
                                                        ============   ============   ============   ============

Total Assets                                            $    422,630   $     12,765   $      4,073   $    439,468
                                                        ============   ============   ============   ============

The following represents a reconciliation of the Company's reported segment assets to consolidated assets as of September 30:

                   Assets                         2007             2006
                                                  ----             ----

Total assets for reportable segments        $    519,802    $    439,468
Elimination of intercompany cash balances         (6,240)         (5,236)
                                            ------------    ------------

Consolidated Total                          $    513,562    $    434,232
                                            ============    ============

Note I - Acquisitions

On April 2, 2007, the Bank completed its acquisition of Vernon Bank Corporation, the stock holding company of the National Bank of Vernon. Under terms of the agreement, Oneida Savings Bank paid $11.4 million or $54.00 in cash for each of the 210,447 outstanding shares of common stock of Vernon Bank Corporation. The merger was an opportunity to enhance technological capabilities, expand product lines and broaden the branch network in contiguous markets for our collective customer base. The results of Vernon Bank Corporation have been included in the consolidated financial statements since April 2, 2007. Assets acquired as a result of the acquisition totaled $67.5 million and resulted in additional goodwill and core deposit intangibles of approximately $5.9 million. Amortization expense of the core deposit intangible was $66,000 and $132,000 for the three months and nine months ended September 30, 2007, respectively. The core deposit intangible is being amortized using a 10-year accelerated method amortization term.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Oneida Savings Bank is in the process of obtaining third party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

                                                          At April 2, 2007
                                                           (in thousands)

         Cash and cash equivalents                           $12,272
         Investments and mortgage backed securities           18,248
         Loans receivable, net                                26,163
         Property, plant and equipment                         1,906
         Goodwill                                              4,400
         Intangible assets                                     1,455
         Other assets                                          3,064
                                                             -------
                           Total assets acquired              67,508
         Deposits                                            (54,811)
         Other liabilities                                      (855)
                                                             -------
                                                             $11,842
                                                             =======

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency and employee benefit services provided by subsidiaries of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. At December 31, 2006 and September 30, 2007 the Company had 7,769,945 shares and 7,775,170 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

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

      Footnote I to the consolidated financial statements sets forth the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Assets acquired as a result of the acquisition totaled $67.5 million and resulted in additional goodwill and core deposit intangibles of approximately $5.9 million. Amortization expense of the core deposit intangible was $66,000 and $132,000 for the three months and nine months ended September 30, 2007. The core deposit intangible is being amortized using a 10-year accelerated method amortization term.

FINANCIAL CONDITION

      ASSETS. Total assets at September 30, 2007 were $513.6 million, an increase of $70.6 million from $442.9 million at December 31, 2006. Investment securities increased $9.1 million and mortgage-backed securities increased $4.6 million due to the acquisition of Vernon Bank, offset by principal collected on and proceeds from sales and maturities of investment and mortgaged backed securities. Loans receivable, including loans held for sale, increased $32.9 million to $280.3 million at September 30, 2007 compared with $247.4 million at December 31, 2006. The increase in loans receivable was largely due to the acquisition of $26.2 million of loans from Vernon Bank. At September 30, 2007, total commercial business loans increased by $4.7 million while commercial real estate loans increased by $10.7 million from December 31, 2006. At September 30, 2007 total consumer loans increased by $924,000 from December 31, 2006. Residential loans increased by $17.0 million since December 31, 2006, after the sale of $14.6 million of fixed-rate residential real estate loans in the secondary market during the nine-month period. Goodwill and other intangibles totaled $25.5 million as of September 30, 2007 and $19.9 million at December 31, 2006. Goodwill in the amount of $4.4 million and intangible assets in the amount $1.5 million were recorded in conjunction with the acquisition of The National Bank of Vernon that closed during the second quarter 2007. Additional goodwill in the amount of $132,000 was recorded for the contingent purchase payment made to the benefit consulting company we acquired in 2006. Under the terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period starting with the year ended December 31, 2006. Offsetting this payment was the amortization expense recorded on a monthly basis.

      The allowance for loan losses was $2.5 million at September 30, 2007 as compared with $2.1 million at December 31, 2006. The increase in the allowance is due to the acquisition of the Vernon Bank's allowance for loan losses of $526,000. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.
Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At September 30, 2007 the allowance for loan losses as a percentage of net loans receivable was 0.91% as compared to 0.84% as of December 31, 2006.

      The book value of premises and equipment increased $6.8 million from December 31, 2006 to September 30, 2007 as a result of the construction of a 26,000 square foot banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York, which opened for business on April 3, 2007, as well as the acquisition of Vernon Bank.

      LIABILITIES. Total liabilities increased by $70.4 million to $454.9 million at September 30, 2007 from $384.5 million at December 31, 2006. The increase is primarily the result of an increase in deposits of $79.7 million acquired from Vernon Bank. Offsetting these increases, borrowings decreased $5.0 million due to a maturity of a borrowing that was not renewed.

      STOCKHOLDERS' EQUITY. Total stockholders' equity increased to $58.6 million at September 30, 2007 as compared to $58.4 million at December 31, 2006. Stockholders' equity increased due to the addition of after-tax net income of $2.4 million for the nine months ended September 30, 2007. Offsetting this increase was a decrease in the valuation adjustments made for the Company's available for sale investment and mortgage-backed securities. Accumulated Other Comprehensive Loss improved by $643,000 from December 31, 2006 to a loss of $2.4 million from a loss of $1.8 million. The payment of the Company's semiannual cash dividends of $0.24 resulted in a reduction in stockholders' equity of $831,000.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months and nine months ended September 30, 2007 and 2006 and for the year ended December 31, 2006. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

         TABLE 1.  Average Balance Sheet.

                                               Three Months Ended September 30,                      Twelve  Months Ended Dec. 31,
                                     ----------------------------------------------------------    ---------------------------------
                                                    2007                           2006                           2006
                                      Average     Interest             Average   Interest             Average     Interest
                                     Outstanding  Earned/    Yield/  Outstanding  Earned/    Yield/ Outstanding   Earned/   Yield/
Assets                                Balance       Paid      Rate    Balance      Paid       Rate    Balance      Paid      Rate
------                                -------       ----      ----    -------      ----       ----    -------      ----      ----
                                                                      (Dollars in Thousands)
Interest-earning Assets:
------------------------
 Loans Receivable                    $280,957  $  4,816       6.86%  $247,337   $ 4,197       6.79%  $243,661  $ 16,165     6.63%
 Investment and
 Mortgage-Backed                      110,195     1,421       5.16%   103,336     1,225       4.74%   107,479     5,080     4.73%
     Securities
 Federal Funds                         14,356       216       6.02%       934        13       5.57%     3,014       178     5.91%
 Equity Securities                     15,328       206       5.38%    17,666       221       5.00%    17,677       838     4.74%
                                     --------  --------   --------   --------   -------   --------   --------  --------  -------
   Total Interest-earning Assets      420,836     6,659       6.33%   369,273     5,656       6.13%   371,831    22,261     5.99%
                                     --------  --------   --------   --------   -------   --------   --------  --------  -------
Non interest-earning Assets:
----------------------------
  Cash and due from banks              15,392                           9,769                          10,440
  Other assets                         72,511                          56,732                          53,147
                                     --------                        --------                         -------
              Total assets           $508,739                        $435,774                        $435,418
                                     ========                        ========                        ========
Liabilities and Stockholders'Equity
-----------------------------------
Interest-bearing Liabilities:
-----------------------------
  Money Market Deposits               $60,662      $493       3.22%   $42,464      $300       2.80%   $43,664    $1,135     2.60%
  Savings Accounts                     76,648       154       0.80%    67,935       125       0.73%    68,165       483     0.71%
  Interest-bearing Checking            38,531        72       0.74%    30,666        24       0.31%    30,979       143     0.46%
  Time Deposits                       144,200     1,696       4.67%   109,346     1,085       3.94%   109,711     4,202     3.83%
  Borrowings                           56,400       693       4.87%    68,669       884       5.11%    67,749     3,383     4.99%
  Notes Payable                           681         9       5.24%     1,908        24       4.99%     1,016       100     9.84%
                                     --------  --------   --------   --------  --------   --------   --------  --------  -------
    Total Interest-bearing
Liabilities                           377,122     3,117       3.28%   320,988     2,442       3.02%   321,284     9,446     2.94%
                                     --------  --------   --------   --------  --------   --------   --------  --------  -------
Non-interest-bearing Liabilities:
---------------------------------
  Demand deposits                      64,816                          52,314                          51,737
  Other liabilities                     8,772                           7,914                           7,629
                                     --------                        --------                        --------
      Total liabilities              $450,710                         381,216                        $380,650
                                     --------                        --------                        --------
Stockholders' equity                   58,029                          54,558                          54,768
                                     --------                        --------                        --------
Total liabilities and
stockholders' equity                 $508,739                        $435,774                        $435,418
                                     ========                        ========                        ========
    Net Interest Income                          $3,542                          $3,214                         $12,815
                                               ========                         =======                        ========
    Net Interest Spread                                       3.05%                           3.11%                         3.05%
                                                             =====                        ========                       =======
    Net Earning Assets                $43,714                         $48,285                         $50,547
                                     ========                        ========                        ========
   Net yield on average
      Interest-earning assets                      3.37%                           3.48%                           3.45%
                                               ========                         =======                        ========
    Average interest-earning
      assets to average
      Interest-bearing
liabilities                                      111.59%                         115.04%                         115.73%
                                               ========                         =======                        ========

                                                    Nine Months Ended September 30,               Twelve  Months Ended Dec. 31,
                                  --------------------------------------------------------------  -----------------------------
                                                2007                          2006                              2006
                                   Average     Interest            Average   Interest             Average   Interest
                                  Outstanding   Earned/  Yield/ Outstanding   Earned/   Yield/   Outstanding  Earned/   Yield/
Assets                             Balance      Paid      Rate    Balance      Paid      Rate      Balance      Paid     Rate
------                             -------      ----      ----    -------      ----      ----       -------      ----    ----
                                                                 (Dollars in Thousands)
Interest-earning Assets:
------------------------
Loans Receivable                     $267,270   $13,669    6.82%  $242,295   $12,029       6.62%   $243,661   $16,165       6.63%
Investment and Mortgage-Backed
            Securities                103,309     3,904    5.04%   110,044     3,820       4.63%    107,479     5,080       4.73%
Federal Funds                          13,706       639    6.22%     1,051        41       5.20%      3,014       178       5.91%
Equity Securities                      15,325       603    5.25%    18,438       640       4.63%     17,677       838       4.74%
                                     --------  --------  -------  --------   -------   --------    --------  --------       -----
    Total Interest-earning Assets     399,610    18,815    6.28%   371,828    16,530       5.93%    371,831    22,261       5.99%
                                     --------  --------  -------  --------   -------   --------    --------  --------       -----
Non interest-earning Assets:
  Cash and due from banks              14,313                       10,052                           10,440

  Other assets                         69,986                       51,468                           53,147
                                     --------                     --------                         --------
              Total assets           $483,909                     $433,348                         $435,418
                                     ========                     ========                         ========
Liabilities and Stockholders'
Equity
Interest-bearing Liabilities:
  Money Market Deposits               $53,587    $1,274    3.18%   $42,145      $827       2.62%    $43,664    $1,135       2.60%
  Savings Accounts                     74,276       423    0.76%    69,451       366       0.70%     68,165       483       0.71%
  Interest-bearing Checking            35,425       194    0.73%    30,842        71       0.31%     30,979       143       0.46%

  Time Deposits                       134,282     4,589    4.57%   107,437     2,964       3.69%    109,711     4,202       3.83%

  Borrowings                           60,740     2,233    4.92%    69,813     2,585       4.95%     67,749     3,383       4.99%
  Notes Payable                           993        37    4.98%       819        80      13.06%      1,016       100       9.84%
                                     --------  --------  ------   --------   -------   --------    --------  --------    -------
 Total Interest-bearing Liabilities   359,303     8,750    3.26%   320,507     6,893       2.88%    321,284     9,446       2.94%
                                     --------  --------  ------   --------   -------   --------    --------  --------    -------
Non-interest-bearing Liabilities:
  Demand deposits                      59,870                       51,176                          51,737

  Other liabilities                     6,401                        7,358                           7,629
                                     --------                     --------                        --------
      Total liabilities              $425,574                      379,041                        $380,650
                                     --------                     --------                        --------

Stockholders' equity                   58,335                       54,307                          54,768
                                     --------                     --------                        --------
Total liabilities and
stockholders' equity                 $483,909                     $433,348                        $435,418
                                     ========                     ========                        ========

    Net Interest Income                         $10,065                       $9,637                          $12,815
                                               ========                      =======                         ========
    Net Interest Spread                                    3.02%                           3.05%                            3.05%
                                                           =====                        ========                          =======
    Net Earning Assets                $40,307                      $51,321                         $50,547
                                     ========                     ========                        ========
   Net yield on average
      Interest-earning assets                     3.36%                         3.46%                            3.45%
                                               ========                      =======                         ========
    Average interest-earning
      assets to average
      Interest-bearing
liabilities                                     111.22%                       116.01%                          115.73%
                                               ========                      =======                         ========

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended September 30, 2007 was $931,000, an increase of $116,000 or 14.2% from $815,000 for the three months ended September 30, 2006. The increase in net income was primarily the result of an increase in net interest income and non-interest income and decreases in the provision for loan loss offset by an increase in other expenses and income taxes. Net income for the nine months ended September 30, 2007 was $2.4 million, a decrease of $357,000 from $2.8 million for the nine months ended September 30, 2006.

      INTEREST INCOME. Interest and dividend income increased by $1.0 million or 17.7%, to $6.7 million for the three months ended September 30, 2007 from $5.7 million for three months ended September 30, 2006. For the nine months ended September 30, 2007, interest and dividend income increased by $2.3 million or 13.8% to $18.8 million from $16.5 million for the nine months ended September 30, 2006. The increase in interest income was the result of an increase in the average yield of interest-earning assets as well as an increase in the average balances during the three months and nine months ended September 30, 2007 compared to the same period in 2006.

      Interest income on loans increased $619,000 to $4.8 million for the three months ended September 30, 2007 from $4.2 million for the three months ended September 30, 2006. The increase in interest income on loans is a result of an increase of $33.6 million in the average balance of loans receivable for the three months ended September 30, 2007 as compared with the same period in 2006 as well as an increase of 7 basis points in the average yield to 6.86% for the three months ended September 30, 2007 from 6.79% for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the average balance of loans increased $25.0 million while the average yield increased 20 basis points to 6.82% during the 2007 period from 6.62% during the 2006 period. The average balance of commercial real estate loans increased $10.5 million at September 30, 2007 from September 30, 2006 while the average balance of commercial business loans increased $2.2 million during the nine months ended 2007 compared with 2006. Consumer loans increased $3.1 million during the 2007 period as compared to 2006. The average balance of residential real estate loans increased $9.1 million for the same time period, after recording the sale of $19.3 million in fixed rate one-to-four family residential real estate loans over the last 12 months.

      Investment income increased $196,000 as a result of an increase in average yield of 42 basis points to 5.16% for the three months ended September 30, 2007 from 4.74% for the three months ended September 30, 2006 as well as an increase in the average balance of investment securities and mortgage-backed securities of $6.9 million for the three months period ending September 30, 2007 as compared with the same period in 2006. For the nine months ended September 30, 2007, investment income increased $83,000 as compared with the same period in 2006 due to a decrease in the average balance of investment and mortgage-backed securities of $6.7 million for the nine month period ending September 30, 2007 as compared with the same period in 2006.

      Interest income from federal funds increased during the three months ended September 30, 2007 to $216,000 as compared with $13,000 for the 2006 period. The increase in interest income is due to an increase in the average balance of $13.4 million as well as an increase of 45 basis points in the average yield. For the nine months ended September 30, 2007, interest income on federal funds increased $598,000 due to an increase in both the average yield and average balance as compared with the same period in 2006. The increase in the average balance of federal funds sold provided the cash consideration required in connection with the acquisition of Vernon Bank Corporation and also reflects the cash received as part of the acquisition.

      INTEREST EXPENSE. Interest expense was $3.1 million for the three months ended September 30, 2007, an increase of $675,000 or 27.6% from the same period in 2006. The increase in interest expense is due to an increase in interest paid on deposit accounts partially offset by interest paid on borrowed funds. Interest expense on borrowed funds totaled $693,000 for the third quarter of 2007 compared with $884,000 for the 2006 period. The average cost of borrowed funds decreased 24 basis points to 4.87% for the three months ended September 30, 2007 from 5.11% for the three months ended September 30, 2006. For the nine months ended September 30, 2007, interest expense on borrowed funds decreased $352,000 due to a decrease in the average balance outstanding of borrowings to $60.7 million during the nine months ended September 30, 2007 as compared to $69.8 million for the nine month period in 2006. Interest expense on deposits increased $881,000 and totaled $2.4 million for the three months ended September 30, 2007 as compared to $1.5 million for the three month period in 2006. The average cost of deposits was 3.02% for the three month period ending September 30, 2007 compared with 2.45% for the three month period in 2006. In addition, the average balance of deposit accounts increased $69.6 million from September 2006 to September 2007. For the nine months ended September 30, 2007, the average cost of deposits was 2.90% as compared with 2.26% for the nine month period in 2006. In addition, the average balance of deposit accounts increased $47.7 million for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006.

      PROVISION FOR LOAN LOSSES. There was no provision for loan losses made during the third quarter 2007 as compared with a provision of $80,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006 respectively, total provision for loan losses were $0 and $240,000, respectively. The allowance for loan losses was $2.5 million as of September 30, 2007 as compared to $2.1 million as of September 30, 2006. The ratio of the net loan loss allowance to loans receivable is 0.91% at September 30, 2007 as compared with a ratio of 0.85% of loans receivable at September 30, 2006. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

      OTHER INCOME. Other operating income increased by $683,000 for the three-month period ending September 30, 2007 compared with the same period in 2006 to $4.6 million from $3.9 million. The increase in other income was primarily due to an increase in commissions and fees on the sale of non-banking products through the Company's subsidiaries for the three months ended September 30, 2007 a compared with the same period during 2006. Commissions and fees on sales of non-banking products was $3.5 million for the three months ended September 30, 2007 as compared to $2.9 million for the same period in 2006.

      In addition, service charges on deposit accounts increased $39,000 or 6.4% for the three months ended September 30, 2007 compared with the three months ended September 30, 2006.

      For the nine months ended September 30, 2007, other operating income increased $1.2 million to $13.3 million from $12.1 million for the nine months ended September 30, 2006. The increase is primarily due to increases in revenue derived from the Company's insurance agency subsidiary as well as the income associated with Benefit Consulting Group Inc. Commissions and fees on sales of non-banking products was $10.2 million for the nine months ended September 30, 2007 as compared to $9.3 million for the nine months ended in 2006. In addition, service charges on deposit accounts increased $96,000 or 5.5% for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006.

      OTHER EXPENSES. Other operating expenses increased by $899,000 or 15.2%, to $6.8 million for the three months ended September 30, 2007 from $5.9 million for the same period in 2006. For the nine months ended September 30, 2007, other operating expenses increased by $2.2 million to $20.0 million from $17.8 million for the same period in 2006. The increase in other operating expenses is primarily the result of operating expenses associated with our insurance agency and consulting subsidiaries. In addition, the increase in other operating expenses are associated with the acquisition of the Vernon Bank Corporation and the completion of our banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York.

      INCOME TAX. Income tax expense increased to $374,000 for the three months ended September 30, 2007 as compared to $298,000 for the third quarter of 2006. For the nine months ended September 30, 2007, the income tax expense was $943,000, a decrease of $17,000 from $960,000 for the nine months ended
September 30, 2006. The effective tax rate increased to 27.9% for the nine months of 2007 from 25.6% for the nine months of 2006 to reflect the overall tax rate expected to be in effect for 2007.

      LIQUIDITY AND CAPITAL RESOURCES. In addition to the Company's primary funding sources of cash flows from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and mortgage prepayments are greatly influenced by general interest rates, the economic environment and local competitive conditions.

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2007, loan originations totaled $30.6 million compared to $19.7 million during the third quarter of 2006. The purchases of investment securities totaled $27.9 million during the first nine months of 2007 as compared to $5.0 million during the first nine months of 2006. The increase in the purchases of investment securities is due to additional liquidity after the acquisition of Vernon Bank Corporation.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the third quarter of 2007 cash flows provided by the sale, principal payments and maturity of securities available for sale was $15.4 million compared to $7.9 million for the same period in 2006.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2007 the Company had outstanding commitments to originate loans of approximately $4.2 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $4.5 million at September 30, 2007.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $45.9 million at September 30, 2007 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of September 30, 2007 the total of cash, interest-earnings demand accounts and federal funds sold was $28.1 million.

      At  September  30,  2007,  the  Bank  exceeded  all   regulatory   capital
requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                     For Capital                 Prompt Corrective
                                         Actual                   Adequacy Purposes              Action Provisions
                              ------------------------      --------------------------    ---------------------------
                                     Amount      Ratio            Amount         Ratio          Amount          Ratio
As of September 30, 2007:                                       (Dollars in thousands)
Total Capital
   (to Risk Weighted Assets)   $     36,215      10.58%     $     27,380         8%       $     34,225            10%
Tier I Capital
   (to Risk Weighted Assets)   $     33,667       9.84%     $     13,690         4%       $     20,535             6%
Tier I Capital
   (to Average Assets)         $     33,667       7.02%     $     19,172         4%       $     23,965             5%

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                  For Capital                    Prompt Corrective
                                     Actual                   Adequacy Purposes                  Action Provisions
                              ----------------------        --------------------------    ---------------------------
                                    Amount      Ratio             Amount         Ratio          Amount          Ratio
As of December 31, 2006:                                         (Dollars in thousands)
Total Capital
   (to Risk Weighted Assets)   $     39,204    13.36%       $     23,522           8%     $     29,402            10%
Tier I Capital
   (to Risk Weighted Assets)   $     37,045    12.63%       $     11,761           4%     $     17,642             6%
Tier I Capital
   (to Average Assets)         $     37,045     8.89%       $     16,706           4%     $     20,883             5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended and Nine Months Ended September 30, 2007 and 2006 (unaudited)

(Annualized where appropriate)                        Three Months Ending     Nine Months Ended
                                                         September 30,          September 30,
                                                       2007        2006        2007       2006
                                                       ----        ----        ----      -----
  Performance Ratios:

  Return on average assets                             0.73%       0.75%       0.67%       0.86%
  Return on average equity                             6.42%       5.98%       5.56%       6.85%
  Net interest margin                                  3.37%       3.48%       3.36%       3.46%

  Efficiency Ratio                                    83.89%      81.82%      83.89%      80.36%
  Ratio of operating expense
         to average total assets                       5.34%       5.41%       5.52%       5.47%
  Ratio of average interest-earning assets
         to average interest-bearing liabilities     111.59%     115.04%     111.22%     116.01%

  Asset Quality Ratios:

     Non-performing assets to total assets             0.05%       0.01%       0.05%       0.01%

     Allowance for loan losses
         to non-performing loans                   1,011.11%   3,677.19%   1,011.11%   3,677.19%
     Allowance for loan losses
         to loans receivable, net                      0.91%       0.85%       0.91%       0.85%

  Capital Ratios:

      Total stockholders' equity to total assets      11.42%      12.85%      11.42%      12.85%
      Average equity to average assets                11.41%      12.52%      12.05%      12.53%

ITEM  3. Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at September 30, 2007, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item  2 Unregistered Sales of Equity Securities and Use of Proceeds

      There were no shares repurchased during the three months ended September 30, 2007. Our current repurchase plan of 250,000 was announced on June 8, 2004. The plan has no expiration date.

Item 3      Defaults Upon Senior Securities

            Not applicable.

Item 4      Submission of Matters to a Vote of Security Holders

            Not applicable

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

                                           ONEIDA FINANCIAL CORP.


Date:    November 14, 2007                 By:  /s/ Michael R. Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer


Date:    November 14, 2007                 By:  /s/ Eric E. Stickels
                                           -------------------------------------
                                           Eric E. Stickels
                                           Executive Vice President and Chief
                                           Financial Officer