Form 10-K
period 2007-12-31
ONEIDA FINANCIAL CORP
filed 2008-03-27
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended December 31, 2007

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to ______________

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

                                 (315) 363-2000
                                 --------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.01 par value                The NASDAQ Stock Market, LLC

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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   |_| Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer

            Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      The aggregate market value of the 3,462,560 shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price ($10.54) on June 30, 2007, as reported by the Nasdaq Market, was approximately $40.0 million. As of February 29, 2008, there were issued and outstanding 7,726,710 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

(2)   Annual Report to Stockholders (Part II).

                                TABLE OF CONTENTS

ITEM 1.      BUSINESS..........................................................1
ITEM 1A.     RISK FACTORS.....................................................36
ITEM 1.B     UNRESOLVED STAFF COMMENTS........................................38
ITEM 2.      PROPERTIES.......................................................39
ITEM 3.      LEGAL PROCEEDINGS................................................41
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............41
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES....42
ITEM 6.      SELECTED FINANCIAL DATA..........................................43
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................43
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......44
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................45
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................45
ITEM 9A.     CONTROLS AND PROCEDURES..........................................45
ITEM 9B.     OTHER INFORMATION................................................46
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE...........46
ITEM 11.     EXECUTIVE COMPENSATION...........................................47
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................47
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
             DIRECTOR INDEPENDENCE............................................47
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................47
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.......................48

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

      At December 31, 2007 the Company had consolidated assets and consolidated stockholders' equity of $522.3 million and $59.3 million, respectively. Through the Bank and its municipal bank subsidiary, the Company has deposits totaling $400.1 million. All financial information is presented on a consolidated basis.

      The Company's executive office is located at the main office of the Bank, at 182 Main Street, Oneida, New York 13421-1676. The Company's telephone number is (315) 363-2000.

The Oneida Savings Bank

      The Bank was organized in 1866 as a New York-chartered mutual savings bank. The Bank's deposits are insured by the FDIC up to the maximum amount permitted by law. The Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and 11 full service branch offices and using those deposits, together with funds generated from operations and borrowings to make one-to-four family residential and commercial real estate loans, commercial business loans, consumer loans and to invest in mortgage-backed and other securities. The Bank also sells insurance and other commercial services and products through Bailey & Haskell Associates, Inc., its insurance agency subsidiary and provides employee benefit consulting services through its wholly-owned subsidiary Benefit Consulting Group, Inc.

      At December 31, 2007, $203.2 million, or 70.8%, of the Bank's loans were secured by real estate, $99.6 million, or 34.7%, of the Bank's loans were secured by one-to-four family residential real estate, $71.3 million, or 24.8%, of the Bank's loans were secured by commercial real estate and multi-family loans, and $32.4 million, or 11.3%, of the Bank's loans were home equity loans. Consumer loans totaled $43.8 million, or 15.3% of the Bank's loans at December 31, 2007. The Bank also originates commercial business loans which totaled $39.9 million, or 13.9%, of loans at December 31, 2007. The Bank's investment securities and mortgage-backed securities portfolios totaled $96.1 million and $46.6 million, respectively, at December 31, 2007.

      In April 1999 the Bank established Oneida Preferred Funding Corp. as the Bank's wholly owned real estate investment trust subsidiary. At December 31, 2007 Oneida Preferred Funding Corp. held $39.7 million in mortgage and mortgage related assets. All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

      In October 2000, the Bank acquired Bailey & Haskell Associates, Inc., which is a wholly owned insurance and financial services subsidiary. Since the acquisition of Bailey & Haskell Associates, Inc. the Bank has acquired four insurance agencies, all of which have been merged into Bailey & Haskell Associates, Inc.

      On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation ("SBC"), the holding company of State Bank of Chittenango ("Chittenango"); a New York State chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained Chittenango as a special purpose commercial bank subsidiary of the Bank. Chittenango is permitted to accept municipal deposit accounts from the various municipalities, school districts and other public sources, a source of funds not available to the Bank under New York law. The acquisition resulted in additional goodwill of $5.6 million and a core deposit intangible of approximately $1.2 million. At December 31, 2007, no impairment adjustment has been made to goodwill or other intangibles that were created in the transaction. At December 31, 2007 Chittenango had $29.7 million in municipal deposits. All disclosures in this Form 10-K relating to the Bank's investments and deposits include investments and deposits that are held by Chittenango.

      In February 2006, the Bank completed its acquisition of the assets of Parsons, Cote & Company, Inc., an insurance agency, for $206,655 cash and a note payable for $419,750 to be paid over 36 months with interest at 5.00% per annum.

      In June 2006, the Bank completed its acquisition of Benefit Consulting Group LLC., an employee benefits consulting and retirement plan administration firm, for $1.5 million cash and established a note payable for $2.2 million to be paid over 24 months with interest at 5.00% per annum. Goodwill in the amount of $2.5 million and intangible assets in the amount of $1.1 million were recorded in conjunction with the transaction. The resulting company, Benefit Consulting Group Inc., is a wholly-owned subsidiary of Oneida Savings Bank.

      On April 2, 2007, the Bank completed its acquisition of Vernon Bank Corporation and its wholly-owned subsidiary, The National Bank of Vernon, for $11.4 million. The three banking offices of The National Bank of Vernon ("NBV") became banking offices of the Bank. The acquisition resulted in additional goodwill of $4.5 million and a core deposit intangible of approximately $1.5 million. At December 31, 2007, no impairment adjustment has been made to goodwill or other intangibles that were created in the transaction. This acquisition resulted in $7.4 million of additional municipal deposits being placed in Chittenango.

      The Bank's main office is located at 182 Main Street, Oneida, New York 13421-1676. The Bank's telephone number is (315) 363-2000.

Market Area

      The Bank is a community-based savings institution that offers a variety of financial products and services. The Bank's primary lending area is Madison and Oneida Counties in New York and surrounding counties, and most of the Bank's deposit customers reside in Madison and Oneida Counties and surrounding counties. The City of Oneida is located approximately 30 miles from Syracuse and 20 miles from Utica. The Bank's market area is characterized as rural, although the local economy is also affected by economic conditions in Syracuse and Utica, New York. The average household income of persons residing in Oneida and Madison counties was below that of New York State and the United States.

      The Bank competes with commercial banks, savings banks and credit unions for deposits and loans. In addition to the financial institutions operating in Madison and Oneida Counties, the Bank competes with a number of mortgage bankers for the origination of loans. The largest employers in the Bank's market area are Oneida Healthcare Center and The Oneida Indian Nation of New York.

Lending Activities

      General. The principal lending activity of the Bank has been the origination for retention in its portfolio of adjustable-rate mortgage ("ARM") loans collateralized by one-to-four family residential real estate located within its primary market area. As a result of the continuation of relatively low market interest rates throughout the year, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods the Bank has originated more fixed-rate one-to-four family loans for resale in the secondary market, without recourse and on a servicing retained basis. In order to complement the Bank's traditional emphasis of one-to-four family residential real estate lending, management has sought to increase the number of higher yielding commercial real estate loans, consumer loans and commercial business loans. To a limited extent, the Bank will originate loans secured by multi-family properties. The Bank does not view multi-family lending as a significant aspect of its business.

         Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio (included loans held for sale) in dollar amounts and in percentages (before deductions for allowance for loan losses) as of the dates indicated.

                                                                           At December 31,
                                   -------------------------------------------------------------------------------------------------
                                          2007                2006               2005                2004                2003
                                   -----------------   -----------------   -----------------   ------------------  -----------------
                                    Amount   Percent    Amount   Percent    Amount   Percent    Amount    Percent   Amount   Percent
                                   --------  -------   --------  -------   --------  -------   --------   -------  --------  -------
Real Estate Loans:                                                     (Dollars in thousands)
-----------------
   One-to-four family ..........   $ 99,596     34.7%  $ 85,864     34.4%  $ 83,001     34.9%  $ 81,621     38.2%  $ 79,910    39.4%
   Multi-family ................      2,036      0.7      2,092      0.8      2,338      1.0      2,154      1.0      2,378     1.2
   Home equity .................     32,363     11.3     25,088     10.1     22,189      9.3     20,309      9.5     17,001     8.4
   Commercial real estate ......     69,224     24.1     57,144     22.9     51,980     21.8     42,566     19.9     35,806    17.6
                                   --------   ------   --------   ------   --------   ------   --------   ------   --------  ------
      Total real estate loans ..    203,219     70.8    170,188     68.2    159,508     67.0    146,650     68.6    135,095    66.6
                                   --------   ------   --------   ------   --------   ------   --------   ------   --------  ------

Consumer Loans:
---------------
    Automobile loans ...........     38,871     13.6     39,885     16.0     41,123     17.3     32,059     15.0     30,042    14.8
    Mobile home ................         55      0.0         91      0.0        117      0.0        177      0.1        205     0.1
    Personal loans .............      2,680      0.9      2,236      0.9      2,058      0.9      2,910      1.4      4,326     2.1
    Other consumer loans .......      2,171      0.8      1,830      0.7      1,597      0.7      1,361      0.5      1,549     0.8
                                   --------   ------   --------   ------   --------   ------   --------   ------   --------  ------
      Total consumer loans .....     43,777     15.3     44,042     17.7     44,895     18.9     36,507     17.0     36,122    17.8

Commercial business loans ......     39,933     13.9     35,292     14.1     33,633     14.1     30,704     14.4     31,494    15.6
                                   --------   ------   --------   ------   --------   ------   --------   ------   --------  ------

   Total consumer and commercial
      business loans ...........     83,710     29.2     79,334     31.8     78,528     33.0     67,211     31.4     67,616    33.4
                                   --------   ------   --------   ------   --------   ------   --------   ------   --------  ------

      Total loans ..............   $286,929   100.00%  $249,522   100.00%  $238,036   100.00%  $213,861   100.00%  $202,711  100.00%
                                   ========   ======   ========   ======   ========   ======   ========   ======   ========  ======
Less:
-----
   Allowance for losses ........      2,511               2,081               1,959               1,982               2,115
                                   --------            --------            --------            --------            --------
   Total loans receivable, net .   $284,418            $247,441            $236,077            $211,879            $200,596
                                   ========            ========            ========            ========            ========

      The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                            At December 31,
                                             2007                2006              2005               2004               2003
                                       Amount   Percent   Amount   Percent   Amount   Percent    Amount   Percent   Amount   Percent
                                      --------  -------  --------  -------  --------  -------   --------  -------  --------  -------
                                                              (Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
------------------
   One-to-four family .............   $ 37,030    12.9%  $ 25,880    10.4%  $ 27,638     11.6%  $ 31,201     14.6% $ 29,197    14.4%
   Multi-family ...................         67     0.0         --      --         --       --         --       --        --      --
   Home equity ....................     17,317     6.1     13,002     5.2     10,716      4.5      9,274      4.3    10,543     5.2
   Commercial real estate .........      5,822     2.0      9,261     3.7      6,220      2.6      6,299      2.9     4,174     2.0
                                      --------  ------   --------  ------   --------  -------   --------  -------  --------  ------
      Total real estate loans .....     60,236    21.0     48,143    19.3     44,574     18.7     46,774     21.8    43,914    21.6

Consumer Loans:
---------------
   Total consumer loans ...........     42,657    14.9     43,380    17.4     44,189     18.6     35,695     16.6    35,211    17.4

Commercial business loans:
--------------------------
   Total commercial loans .........     17,770     6.2     17,157     6.9     14,112      5.9     14,118      6.6    13,981     7.0
                                      --------  ------   --------  ------   --------  -------   --------  -------  --------  ------
   Total fixed-rate loans .........    120,663    42.1    108,680    43.6    102,875     43.2     96,587     45.0    93,106    46.0
                                      --------  ------   --------  ------   --------  -------   --------  -------  --------  ------

ADJUSTABLE-RATE LOANS:
Real Estate Loans:
------------------
   One-to-four family .............   $ 62,566    21.8%  $ 59,984    24.0%  $ 55,363     23.3%  $ 50,420     23.6% $ 50,713    25.0%
   Multi-family ...................      1,969     0.7      2,092     0.8      2,338      1.0      2,154      1.0     2,378     1.2
   Home equity ....................     15,046     5.2     12,086     4.8     11,473      4.8     11,035      5.2     6,458     3.2
   Commercial real estate .........     63,402    22.1     47,883    19.2     45,760     19.2     36,267     17.0    31,632    15.6
                                      --------  ------   --------  ------   --------  -------   --------  -------  --------  ------
      Total real estate loans .....    142,983    49.8    122,045    48.8    114,934     48.3     99,876     46.8    91,181    45.0

Consumer Loans:
---------------
   Total consumer loans ...........      1,120     0.4        662     0.3        706      0.3        812      0.4       911     0.4

Commercial business loans:
--------------------------
   Total commercial business loans.     22,163     7.7     18,135     7.3     19,521      8.2     16,586      7.8    17,513     8.6
                                      --------  ------   --------  ------   --------  -------   --------  -------  --------  ------
   Total adjustable-rate loans ....    166,266    57.9    140,842    56.4    135,161     56.8    117,274     55.0   109,605    54.0
                                      --------  ------   --------  ------   --------  -------   --------  -------  --------  ------

   Total loans ....................    286,929  100.00%   249,252  100.00%   238,036   100.00%   213,861   100.00%  202,711  100.00%
                                      ========  ======   ========  ======   ========  =======   ========  =======  ========  ======

Less:
-----
   Allowance for loan losses ......      2,511              2,081              1,959               1,982              2,115
                                      --------           --------           --------            --------           --------
Total loans receivable, net .......   $284,418           $247,441           $236,077            $211,879           $200,596
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

      The Bank originates both adjustable-rate and fixed-rate one-to-four family loans. The interest rate on ARM loans is indexed to the one year Treasury bill rate. The Bank's ARM loans currently provide for maximum rate adjustments of 200 basis points per year and 600 basis points over the term of the loan. The Bank offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over a maximum term of up to 30 years. ARM loans are offered with both monthly and bi-weekly payment features. ARM loans are originated for retention in the Bank's portfolio.

      As a result of the continued low interest rate environment during the past year, a greater percentage of the Bank's one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans. The Bank originates and generally sells its fixed-rate one-to-four family loans on a servicing retained basis without recourse to the Bank. At December 31, 2007, loans serviced by the Bank for others totaled $101.9 million. During the year ended December 31, 2007 and December 31, 2006, the Bank sold $17.9 million and $17.0 million, respectively in fixed-rate one-to-four family loans. As of December 31, 2007 the Bank had $3.6 million of mortgage loan forward sale commitments. The fair value of these commitments is not material.

      ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2007, 21.8% of the Bank's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

      All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      At December 31, 2007, approximately $99.6 million, or 34.7% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $223,000 of such loans (representing three loans) were included in nonperforming loans as of that date.

      Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-rate of interest. Both adjustable-rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms up to ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 2007 the outstanding balance of home equity loans totaled $32.4 million, or 11.3% of the Bank's loan portfolio. At December 31, 2007, there was $18,000 (representing one loan) of home equity loans included in nonperforming loans.

      Commercial Real Estate Loans. At December 31, 2007, $71.3 million, or 24.8% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2007, the largest commercial real estate loan had a principal balance of $3.0 million and was secured by a car dealership building and assets. This loan is performing in accordance with its terms. As of December 31, 2007, there was no commercial real estate loans included in nonperforming loans.

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

      Consumer Lending. At December 31, 2007, consumer loans totaled $43.8 million, or 15.3% of the total loan portfolio. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 2007, loans secured by automobiles totaled $38.9 million, of which $31.9 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles.

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

      The Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security to the proposed loan amount. The Bank underwrites its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources. As of December 31, 2007, there were no consumer loans included in nonperforming loans.

      Commercial Business Loans. The Bank also originates commercial business loans. Commercial business loans are originated with terms of up to seven years, at fixed rates of interest except for lines of credit which have variable rates of interest. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 2007, the Bank had $39.9 million of commercial business loans which represented 13.9% of the total loan portfolio. On such date, the largest commercial business lending relationship totaled $3.7 million, which was secured by business assets of a not-for-profit corporation. At December 31, 2007, unsecured commercial business loans totaled $3.0 million.

      Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. At December 31, 2007, there was $134,000 (representing three loans) of commercial business loans included in nonperforming loans as of that date.

      Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2007, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                                             One         Three        Five      Ten Through     Beyond
                                               Within      Through      Through      Through    Twenty-Five  Twenty-Five
                                              One Year   Three Years  Five Years    Ten Years      Years        Years        Total
                                             ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                                 (In thousands)
Real estate loans:
  One-to-four family ....................    $     932    $     661    $   1,545    $   8,934    $  65,515    $  22,009    $  99,596
   Multi-family .........................           --           60          141          212        1,623           --        2,036
   Home equity ..........................          237        1,128        3,584       17,067       10,347           --       32,363
   Commercial real estate ...............        3,404          558          806       10,690       53,766           --       69,224
                                             ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total real estate loans ............        4,573        2,407        6,076       36,903      131,251       22,009      203,219

Consumer and other loans ................        2,303       13,799       21,501        5,399          656          119       43,777

Commercial business loans ...............       17,669        6,002        9,585        5,862          815           --       39,933
                                             ---------    ---------    ---------    ---------    ---------    ---------    ---------

     Total loans ........................    $  24,545    $  22,208    $  37,162    $  48,164    $ 132,722    $  22,128    $ 286,929
                                             =========    =========    =========    =========    =========    =========    =========

      Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2007, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2008. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                                      Due After December 31, 2008
                                                              ---------------------------------------------
                                                                 Fixed          Adjustable         Total
                                                              -----------      -----------      -----------
                                                                             (In thousands)
Real estate loans
   One-to-four family ..............................          $    36,132      $    62,532      $    98,664
   Multi-family ....................................                   67            1,969            2,036
   Home equity .....................................               17,256           14,870           32,126
   Commercial real estate .. .......................                4,188           61,632           65,820
                                                              -----------      -----------      -----------
     Total real estate loans .......................               57,643          141,003          198,646

Consumer and other loans ...........................               40,921              553           41,474
Commercial business loans .. .......................               14,973            7,291           22,264
                                                              -----------      -----------      -----------
     Total loans ...................................          $   113,537      $   148,847      $   262,384
                                                              ===========      ===========      ===========

      Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented except for those purchased as part of the acquisition of NBV.

                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       2007              2006              2005
                                                                    ---------         ---------         ---------
                                                                               (Dollars in thousands)
Originations by Type:
---------------------
Adjustable-Rate:
     Real estate:
        One-to-four family ................................         $  10,868         $   8,591         $  10,821
        Multi-family ......................................               405                96               544
        Home equity .......................................             5,838             5,140             6,274
        Commercial and real estate ........................             7,611            11,876            21,385
                                                                    ---------         ---------         ---------
        Total real estate loans ...........................            24,722            25,703            39,024
        Consumer loans ....................................             1,632             2,863             1,029
        Commercial business loans .........................            11,523             8,136             8,581
                                                                    ---------         ---------         ---------
             Total adjustable rate loans ..................         $  37,877         $  36,702         $  48,634
                                                                    ---------         ---------         ---------
Fixed-Rate:
     Real estate:
        One-to-four family ................................         $  24,343         $  21,945         $  19,897
        Multi-family ......................................                --                --                --
        Home equity .......................................             7,166             5,727             3,315
        Commercial and real estate ........................             2,264               317               110
                                                                    ---------         ---------         ---------
        Total real estate loans ...........................            33,773            27,989            23,322
        Consumer loans ....................................            20,987            19,888            28,887
        Commercial business loans .........................            12,779            14,203            13,591
                                                                    ---------         ---------         ---------
             Total fixed rate loans .......................         $  67,539         $  62,080         $  65,800
                                                                    ---------         ---------         ---------
Total loans originated ....................................         $ 105,416         $  98,782         $ 114,434
                                                                    ---------         ---------         ---------
Purchased:
----------
Adjustable-Rate:
     Real estate:
        One-to-four family ................................         $      --                --                --
        Multi-family ......................................                --                --                --
        Home equity .......................................             2,353                --                --
        Commercial and real estate ........................                --                --                --
                                                                    ---------         ---------         ---------
        Total real estate loans ...........................             2,353                --                --
        Consumer loans ....................................                --                --                --

        Commercial business loans .........................               517                --                --
                                                                    ---------         ---------         ---------
             Total adjustable loans .......................         $   2,870         $      --         $      --
                                                                    ---------         ---------         ---------
Fixed-Rate:
     Real estate:
        One-to-four family ................................         $  10,676         $      --         $      --
        Multi-family ......................................                --                --                --
        Home equity .......................................               768                --                --
        Commercial and real estate ........................             8,320                --                --
                                                                    ---------         ---------         ---------
        Total real estate loans ...........................            19,764                --                --
        Consumer loans ....................................             1,443                --                --
        Commercial business loans .........................             1,906                --                --
                                                                    ---------         ---------         ---------
             Total fixed rate loans .......................         $  23,113         $      --         $      --
                                                                    ---------         ---------         ---------
Total loans purchased .....................................         $  25,983         $      --         $      --
                                                                    ---------         ---------         ---------
Sales:
------
     Real estate:
        One-to-four family ................................         $  17,938         $  17,015         $  14,845
                                                                    ---------         ---------         ---------
Total loans sold ..........................................         $  17,938         $  17,015         $  14,845

Repayments:
-----------
     Real estate:
        One-to-four family ................................         $  14,217         $  10,658         $  14,493
        Multi-family ......................................               461               342               360
        Home equity .......................................             8,850             7,968             7,709
        Commercial and real estate ........................             6,115             7,029            12,081
                                                                    ---------         ---------         ---------
             Total real estate loans ......................            29,643            25,997            34,643
     Consumer loans .......................................            24,327            23,604            21,528
     Commercial business loans ............................            22,084            20,680            19,243
                                                                    ---------         ---------         ---------
             Total repayments .............................         $  76,054         $  70,281         $  75,414
                                                                    ---------         ---------         ---------
             Total reductions .............................         $  93,992         $  87,296         $  90,259
                                                                    ---------         ---------         ---------

        Net increases .....................................         $  37,407         $  11,486         $  24,175
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

      At December 31, 2007, the largest amount loaned by the Bank to one borrower consisted of commercial real estate loans secured by medical office space to a corporation with an outstanding balance totaling $4.5 million. This amount consisted of four commercial real estate loans secured by the property and other business assets. At December 31, 2007 this lending relationship was performing in accordance with its terms.

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

      Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is reversed from interest income. At December 31, 2007, the Bank had nonperforming loans of $375,000 and a ratio of nonperforming loans to total assets of 0.07%. At December 31, 2007, the Bank's ratio of nonperforming assets to total assets was 0.07%.

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

      The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 2007. When a loan is delinquent 90 days or more, the Bank fully reverses all interest accrued and ceases to accrue interest thereafter.

                                                                             Loans Delinquent for:
                                                     -------------------------------------------------------------------------
                                                          60-89 Days              90 Days or More       Total Delinquent Loans
                                                     ---------------------     ------------ -------     ----------------------
                                                      Number       Amount       Number       Amount       Number       Amount
                                                     -------      -------      -------      -------     --------      --------
                                                                               (Dollars in thousands)
One-to-four family ............................           --      $    --            3      $   223            3      $   223
Multi-family ..................................           --           --           --           --           --           --
Home equity ...................................            1            5            1           18            2           23
Commercial real estate ........................           --           --           --           --           --           --
Construction and land .........................           --           --           --           --           --           --
Consumer ......................................           --           --           --           --           --           --
Commercial business ...........................            1           15            1           14            2           29
                                                     -------      -------      -------      -------      -------      -------
  Total .......................................            2      $    20            5      $   255            7      $   275
                                                     =======      =======      =======      =======      =======      =======

      Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                                              At December 31,
                                                                           -------------------------------------------------------
                                                                             2007       2006        2005        2004        2003
                                                                           --------   --------    --------    --------    --------
                                                                                                (Dollars in thousands)
Non-accruing loans:
   One-to-four family ...............................................      $    223   $     51    $    223    $    128    $    114
   Multi-family .....................................................            --         --          --          --          --
   Home equity ......................................................            18         --          --          --          --
   Commercial real estate ...........................................            --         --          --         436          --
   Construction and land ............................................            --         --          --          --          --
   Consumer .........................................................            --         --           2          31          11
   Commercial business ..............................................           134         --          --          --          22
                                                                           --------   --------    --------    --------    --------
      Total .........................................................           375         51         225         595         147
                                                                           --------   --------    --------    --------    --------

Accruing loans delinquent more than 90 days:
   One-to-four family ...............................................            --         --          --          --          --
   Multi-family .....................................................            --         --          --          --          --
   Home equity ......................................................            --         --          --          --          --
   Commercial real estate ...........................................            --         --          --          --          --
   Construction and land ............................................            --         --          --          --          --
   Consumer .........................................................            --         --          --          --          34
   Commercial business ..............................................            --         --          --          --          --
                                                                           --------   --------    --------    --------    --------
      Total .........................................................            --         --          --          --          34
                                                                           --------   --------    --------    --------    --------

Total nonperforming loans ...........................................      $    375   $     51    $    225    $    595    $    181
                                                                           ========   ========    ========    ========    ========

Foreclosed assets:
   One-to-four family ...............................................      $     --   $     --    $     --    $     --    $     --
   Multi-family .....................................................            --         --          --          --          --
   Home equity ......................................................            --         --          --          --          --
   Commercial real estate ...........................................            --         --          --          --         115
   Construction and land ............................................            --         --          --          --          --
   Consumer .........................................................            --         --          --          --          --
   Commercial business ..............................................            --         --          --          --          --
                                                                           --------   --------    --------    --------    --------
      Total .........................................................            --         --          --          --         115
                                                                           ========   ========    ========    ========    ========

Total nonperforming loans as a percentage of total assets ...........          0.07%      0.01%       0.05%       0.14%       0.04%
                                                                           ========   ========    ========    ========    ========
Total nonperforming assets ..........................................      $    375   $     51    $    225    $    595    $    296
                                                                           ========   ========    ========    ========    ========
Total nonperforming assets as a percentage of total assets ..........          0.07%      0.01%       0.05%       0.14%       0.07%
                                                                           ========   ========    ========    ========    ========

      During the years ended December 31, 2007 and 2006, respectively, gross interest income of $13,000 and $1,800 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2007 and 2006.

      Classification of Assets. On the basis of management's review of its assets, at December 31, 2007 the Bank had classified a total of $7.3 million of loans as follows:

                                                  2007         2006          2005
                                              -------------------------------------
                                                         (In thousands)
      Special mention ..................      $   2,509     $     961     $      --
      Substandard ......................          4,722         3,450         1,565
      Doubtful assets ..................             75            22            29
      Loss assets ......................             --            --            --
      Impaired assets ..................             --            --            39
                                              ---------     ---------     ---------
           Total .......................      $   7,306     $   4,433     $   1,633
                                              =========     =========     =========

      General loss allowance ...........      $   1,640     $   1,505     $   1,690
                                              =========     =========     =========
      Specific loss allowance ..........            871           576           269
                                              =========     =========     =========
      Net charge-offs ..................             96           158           383
                                              =========     =========     =========

      Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2007, the total allowance was $2.5 million, which amounted to 0.88% of loans, net and 669.6% of nonperforming loans. Management monitors and modifies the level of the allowance for loan losses in order to maintain it at a level which it considers adequate to provide for probable incurred loan losses. For the years ended December 31, 2007 and 2006, the Bank had charge-offs of $231,000 and $427,000, respectively, against this allowance.

      Quarterly, the Bank evaluates the adequacy of the allowance for loan losses and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral securing the loan. Management believes the current method of determining the adequacy of the allowance is prudent in light of the Bank's intention to continue to diversify its lending operations through the increased origination of consumer loans, commercial business loans and commercial real estate loans.

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                            December 31,
                                                                  ----------------------------------------------------------------
                                                                    2007          2006          2005          2004          2003
                                                                  --------      --------      --------      --------      --------
                                                                                       (Dollars in thousands)
Balance at beginning of period ...............................    $  2,081      $  1,959      $  1,982      $  2,115      $  2,109

Charge-offs:
   One-to-four family ........................................          --            17             9            --            13
   Multi-family ..............................................          --            --            --            --            --
   Home equity ...............................................          --            10            10            --            --
   Commercial real estate ....................................          --            --            44            --            --
   Construction and land .....................................          --            --            --            --            --
   Consumer ..................................................         215           301           448           415           509
   Commercial business .......................................          16            99            10           283           203
                                                                  --------      --------      --------      --------      --------
   Total .....................................................         231           427           521           698           725
                                                                  --------      --------      --------      --------      --------

Recoveries:
   One-to-four family ........................................           6             5            10             2            --
   Multi-family ..............................................          --            --            --            --            --
   Home equity ...............................................          --            19            --            --            --
   Commercial real estate ....................................          --            --            --            --            --
   Construction and land .....................................          --            --            --            --            --
   Consumer ..................................................          88           139           127           102            95
   Commercial business .......................................          41           106             1            11           106
                                                                  --------      --------      --------      --------      --------
   Total .....................................................         135           269           138           115           201
                                                                  --------      --------      --------      --------      --------
Net charge-offs ..............................................         (96)         (158)         (383)         (583)         (524)
Addition of NBV allowance from acquisition ...................         526            --            --            --            --
Provision charged to operations ..............................          --           280           360           450           530
                                                                  --------      --------      --------      --------      --------
Balance at end of period .....................................    $  2,511      $  2,081      $  1,959      $  1,982      $  2,115
                                                                  ========      ========      ========      ========      ========

Allowance for loan losses as a percentage of total
loans receivable, net ........................................        0.88%         0.84%         0.83%         0.94%         1.05%
                                                                  ========      ========      ========      ========      ========

Ratio of net charge-offs to average loans ....................        0.04%         0.06%         0.17%         0.28%         0.26%
                                                                  ========      ========      ========      ========      ========

Ratio of net charge-offs to non-performing loans .............        25.6%       309.80%       170.22%        97.98%       289.50%
                                                                  ========      ========      ========      ========      ========

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.


                                                                    At December 31,
                      -------------------------------------------------------------------------------------------------------------
                                     2007                                 2006                                  2005
                      ----------------------------------   -----------------------------------   ----------------------------------
                                             Percentage                             Percentage                          Percentage
                                                 of                                     of                                  of
                                              Loans in                               Loans in                            Loans in
                      Amount of     Loan        Each       Amount of      Loan         Each      Amount of     Loan        Each
                      Loan Loss  Amounts by  Category to   Loan Loss   Amounts by  Category to   Loan Loss  Amounts by  Category to
                      Allowance   Category   Total Loans   Allowance    Category   Total Loans   Allowance   Category   Total Loans
                      ---------  ----------  -----------   ---------   ----------  -----------   ---------  ----------  -----------
                                                                 (Dollars in Thousands)
One-to-four family .  $     329  $   99,596        34.71%  $     273   $   85,864        34.42%  $     376  $   83,001        34.87%
Multi-family .......          7       2,036         0.70           7        2,092         0.84           9       2,338         0.98
Home equity ........        275      32,363        11.28         220       25,088        10.05         222      22,189         9.32
Commercial real
  estate ...........        831      69,224        24.13         539       57,144        22.90         287      51,980        21.84
Consumer ...........        413      43,777        15.26         424       44,042        17.65         451      44,895        18.86
Commercial
  business..........        656      39,933        13.92         618       35,292        14.14         614      33,633        14.13
                      ---------  ----------   ----------   ---------   ----------   ----------   ---------  ----------   ----------
   Total ...........  $   2,511  $  286,929       100.00%  $   2,081   $  249,522       100.00%  $   1,959  $  238,036       100.00%
                      =========  ==========   ==========   =========   ==========   ==========   =========  ==========   ==========

                                                   At December 31,
                      ------------------------------------------------------------------------
                                    2004                                  2003
                      ----------------------------------   -----------------------------------
                                             Percentage                             Percentage
                                                 of                                     of
                                              Loans in                               Loans in
                      Amount of     Loan        Each       Amount of      Loan         Each
                      Loan Loss  Amounts by  Category to   Loan Loss   Amounts by  Category to
                      Allowance   Category   Total Loans   Allowance    Category   Total Loans
                      ---------  ----------  -----------   ---------   ----------  -----------
                                               (Dollars in Thousands)
One-to-four family .  $     357  $   81,621       38.17%   $     344    $  79,910       39.42%
Multi-family .......          8       2,154        1.00            9        2,378        1.17
Home equity ........        203      20,309        9.50          170       17,001        8.39
Commercial real
 estate ............        296      42,566       19.90          344       35,806       17.66
Consumer ...........        474      36,507       17.07          505       36,122       17.82
Commercial
 business ..........        644      30,704       14.36          743       31,494       15.54
                      ---------  ----------   ---------    ---------    ---------   ---------
   Total ...........  $   1,982  $ 2 13,861      100.00%   $   2,115    $ 202,711      100.00%
                      =========  ==========   =========    =========    =========   =========

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

      Investment Securities. At December 31, 2007, the Bank had $96.1 million, or 18.4% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities, corporate obligations, a mutual fund and equity investments in corporate stock. There were no trust preferred investments included in corporate debt obligations at December 31, 2007. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. The Bank does not have a trading portfolio. Investment securities are classified as available for sale. At December 31, 2007, the Bank's investment securities portfolio had a weighted average life of 6.89 years.

         Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                                  At December 31,
                                               ------------------------------------------------------------------------------------
                                                        2007                          2006                          2005
                                               ------------------------      ------------------------      ------------------------
                                               Amortized        Fair         Amortized        Fair         Amortized         Fair
                                                 Cost           Value           Cost          Value          Cost           Value
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                                              (Dollars in thousands)
Investment securities available for sale:
   Federal agency securities ............      $  38,005      $  37,949      $  36,892      $  36,245      $  36,523      $  35,436
   Corporate debt securities ............         23,791         22,455         18,361         18,067         22,696         21,903
   Tax exempt bonds .....................         19,120         19,252         15,747         15,706         32,491         32,498
   Equity securities ....................         18,988         16,455         15,392         15,699         17,012         16,595
                                               ---------      ---------      ---------      ---------      ---------      ---------
        Total ...........................      $  99,904      $  96,111      $  86,392      $  85,717      $ 108,722      $ 106,432
                                               =========      =========      =========      =========      =========      =========

Average remaining life of investment
  securities                                   6.89 years                    5.99 years                     7.18 years
Other interest earning assets:
   Interest-earning deposits with banks .          1,234          1,234            854            854          1,437          1,437
   Federal funds sold ...................          1,717          1,717          6,196          6,196            730            730
   FHLB Stock ...........................          3,404          3,404          3,228          3,228          3,858          3,858
                                               ---------      ---------      ---------      ---------      ---------      ---------
        Total ...........................      $   6,355      $   6,355      $  10,278      $  10,278      $   6,025      $   6,025
                                               =========      =========      =========      =========      =========      =========

                                                                         At December 31,
                                                    ------------------------------------------------------
                                                              2004                           2003
                                                    ------------------------      ------------------------
                                                    Amortized        Fair         Amortized        Fair
                                                       Cost          Value           Cost          Value
                                                    ---------      ---------      ---------      ---------
                                                                    (Dollars in thousands)
Investment securities available for sale:
   Federal agency securities ............           $  38,835      $  38,213      $  45,840      $  45,500
   Corporate debt securities ............              21,767         22,194         31,175         31,736
   Tax exempt bonds .....................              30,743         31,168         25,496         26,109
   Equity securities ....................              14,720         14,898         15,020         15,334
                                                    ---------      ---------      ---------      ---------
        Total ...........................           $ 106,065      $ 106,473      $ 117,531      $ 118,679
                                                    =========      =========      =========      =========

Average remaining life of investment
  securities                                        8.92 years                    7.51 years
Other interest earning assets:
   Interest-earning deposits with banks .                 986            986          1,340          1,340
   Federal funds sold ...................               3,180          3,180             --             --
   FHLB Stock ...........................               3,257          3,257          3,370          3,370
                                                    ---------      ---------      ---------      ---------
        Total ...........................           $   7,423      $   7,423      $   4,710      $   4,710
                                                    =========      =========      =========      =========

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, market value and weighted average yields for the Bank's investment portfolio at December 31, 2007.

                                                                       December 31, 2007
                                         ------------------------------------------------------------------------------
                                                         After 1 Year    After 5 Years
                                           Within         but Within       but Within          After
                                           1 Year           5 Years         10 Years          10 Years          Total
                                         ----------      ------------    --------------     ----------       ----------
                                          Carrying         Carrying         Carrying         Carrying         Carrying
                                            Value            Value            Value            Value            Value
                                         ----------       ----------       ----------       ----------       ----------
                                                                     (Dollars in Thousands)
   Federal agency securities ......      $    6,215       $   16,695       $    7,340       $    7,699       $   37,949
   Corporate debt securities ......              --            6,706            2,041           13,708           22,455
   Tax exempt bonds ...............           2,741            1,437           10,905            4,169           19,252
                                         ----------       ----------       ----------       ----------       ----------
     Total securities .............      $    8,956       $   24,838       $   20,286       $   25,576       $   79,656
                                         ==========       ==========       ==========       ==========       ==========

Weighted average yield (1) ........            4.05%            4.55%            5.66%            5.79%            4.78%

--------------
(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

      Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk; and (iii) increase liquidity. At December 31, 2007, the amortized cost of mortgage-backed securities totaled $46.6 million or 8.9% of total assets, all of which were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 3.66% to 7.79%, a weighted average yield of 5.03% and a weighted average life (including payment assumption) of 7.95 years at December 31, 2007. The estimated fair value of the Bank's mortgage-backed securities at December 31, 2007 was $46.6 million, which was $30,000 lower than the amortized cost of $46.6 million.

      Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $46.6 million mortgage-backed securities portfolio at December 31, 2007, $75,000 with a weighted average yield of 10.02% had contractual maturities within five years, $393,000 with a weighted average yield of 4.96% had contractual maturities of five to ten years and $46.1 million with a weighted average yield of 5.02% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities.

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

      Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.


                                                                                  December 31,
                                                    -----------------------------------------------------------------------------
                                                              2007                     2006                       2005
                                                    -----------------------   ------------------------   ------------------------
                                                    Amortized       Fair       Amortized       Fair      Amortized        Fair
                                                       Cost         Value        Cost          Value        Cost          Value
                                                    ----------   ----------   ----------    ----------   ----------    ----------
                                                                                  (In thousands)
Mortgage-backed securities available for sale:
   GinnieMae .................................      $    2,441   $    2,467   $      994    $      989   $       --    $       --
   FannieMae .................................          15,481       15,481       10,224        10,008        9,226         8,937
   FreddieMac ................................          21,890       21,826       16,571        16,196       18,494        18,034
   CMOs ......................................           6,787        6,795        1,903         1,871        2,161         2,103
   Small business administration .............              14           14           17            17           23            23
                                                    ----------   ----------   ----------    ----------   ----------    ----------
         Total ...............................      $   46,613   $   46,583   $   29,709    $   29,081   $   29,904    $   29,097
                                                    ==========   ==========   ==========    ==========   ==========    ==========

                                                                         December 31,
                                                    ----------------------------------------------------------
                                                               2004                            2003
                                                    --------------------------      --------------------------
                                                     Amortized         Fair         Amortized           Fair
                                                       Cost           Value            Cost            Value
                                                    ----------      ----------      ----------      ----------
                                                                       (In thousands)
Mortgage-backed securities available for sale:
   GinnieMae .................................      $      416      $      444      $    1,504      $    1,588
   FannieMae .................................          14,819          14,675          21,863          21,979
   FreddieMac ................................          19,706          19,672          22,795          22,934
   CMOs ......................................           9,151           9,182           4,961           4,723
   Small business administration .............             405             405             565             564
                                                    ----------      ----------      ----------      ----------
         Total ...............................      $   44,497      $   44,378      $   51,688      $   51,788
                                                    ==========      ==========      ==========      ==========

Sources of Funds

      General.  The  primary  sources  of the Bank's  funds for use in  lending,
investing  and  for  other  general   purposes  are  deposits,   repayments  and
prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, interest-bearing demand accounts, non interest-bearing checking accounts, money market accounts and certificates of deposit. The Bank also offers IRAs and other qualified plan accounts. Through our special purpose subsidiary at December 31, 2007 the Bank held $29.7 million in municipal deposits.

      At December 31, 2007,  deposits  totaled $400.1  million.  At December 31,
2007, the Bank had a total of $152.9 million in certificates of deposit, of which $119.1 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2007 certificates of deposit with balances of $100,000 or more totaled $47.0 million.

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

      The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                         Year Ended December 31,
                                                               ----------------------------------------------
                                                                  2007               2006             2005
                                                               -----------       -----------      -----------
                                                                           (Dollars in thousands)
Opening balance ................................               $   313,270       $   301,186      $   301,647
Deposits acquired from NBV .....................                    54,631                --               --
Deposits .......................................                 3,373,810         2,766,018        2,589,258
Withdrawals ....................................                (3,350,619)       (2,759,898)      (2,594,264)
Interest credited ..............................                     9,037             5,964            4,545
                                                               -----------       -----------      -----------

Ending balance .................................               $   400,129       $   313,270      $   301,186
                                                               -----------       -----------      -----------

Net increase (decrease) ........................               $    86,859       $    12,084      $      (461)
                                                               ===========       ===========      ===========

Percent increase (decrease) ....................                     27.73%             4.01%           (0.15)%
                                                               ===========       ===========      ===========

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2007.

                                                                              Maturity
                                                               -----------------------------------------
                                                                3 Months     Over 3 to 6    Over 6 to 12     Over 12
                                                                or Less         Months         Months         Months        Total
                                                               ---------      ---------     ------------    ---------    ---------
                                                                                          (In thousands)
Certificates of deposit less than $100,000 ..............      $  26,667      $  19,264      $  35,303      $  24,635    $ 105,869
Certificates of deposit of $100,000 or more .............         13,231          7,174         17,439          9,185       47,029
                                                               ---------      ---------      ---------      ---------    ---------
Total of certificates of deposit ........................      $  39,898      $  26,438      $  52,742      $  33,820    $ 152,898
                                                               =========      =========      =========      =========    =========

      The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

                                                                                    December 31,
                                              ------------------------------------------------------------------------------------
                                                        2007                            2006                         2005
                                              ------------------------       ------------------------       ----------------------
                                                Amount        Percent          Amount        Percent          Amount       Percent
                                              ---------      ---------       ---------      ---------       ---------    ---------
                                                                              (Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing ....................      $  65,685          16.42%      $  53,097          16.95%      $  51,044        16.95%
Savings accounts .......................         71,345          17.83          64,377          20.55          68,036        22.59
Interest-bearing checking ..............         38,170           9.54          31,559          10.07          31,734        10.54
Money market accounts ..................         72,031          18.00          46,213          14.75          41,723        13.85
                                              ---------      ---------       ---------      ---------       ---------    ---------
     Total .............................        247,231          61.79         195,246          62.32         192,537        63.93
                                              ---------      ---------       ---------      ---------       ---------    ---------

Certificates of deposit:
Less than 2.00% ........................          4,482           1.12           3,098           0.99           6,914         2.30
2.00-3.99% .............................         17,491           4.37          29,731           9.49          80,739        26.81
4.00-5.99% .............................        129,217          32.29          84,849          27.09          19,513         6.48
6.00-7.99% .............................          1,708           0.43             346           0.11           1,483         0.48
                                              ---------      ---------       ---------      ---------       ---------    ---------
     Total certificates of deposit .....        152,898          38.21         118,024          37.68         108,649        36.07
                                              ---------      ---------       ---------      ---------       ---------    ---------
        Total deposits .................      $ 400,129         100.00%      $ 313,270         100.00%      $ 301,186       100.00%
                                              =========      =========       =========      =========       =========    =========

      The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 2007.

                                                                                                                       Percent
                                       <2.00%        2.00-3.99%      4.00-5.99%      6.00-7.99%        Total          of Total
                                     ---------       ----------      ----------      ----------      ---------       ---------
                                                                      (Dollars in thousands)
   Certificate accounts maturing
   -----------------------------
   in quarter ending:
   -----------------

   March 31, 2008 ............          3,286           5,450          30,316             846          39,898           26.09%
   June 30, 2008 .............            516           4,479          21,443              --          26,438           17.29
   September 30, 2008 ........             11           1,375          23,746             308          25,440           16.64
   December 31, 2008 .........            647           1,125          24,975             554          27,301           17.86
   March 31, 2009 ............             --             860           5,552              --           6,412            4.19
   June 30, 2009 .............             --             365           7,482              --           7,847            5.13
   September 30, 2009 ........             --           1,002           1,104              --           2,106            1.38
   December 31, 2009 .........             --             786           3,022              --           3,808            2.49
   Thereafter ................             22           2,049          11,577              --          13,648            8.93
                                    ---------       ---------       ---------       ---------       ---------       ---------
      Total ..................      $   4,482       $  17,491       $ 129,217       $   1,708       $ 152,898          100.00%
                                    =========       =========       =========       =========       =========       =========

      Percent of total .......           2.93%          11.44%          84.51%           1.12%         100.00%

      Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                          At December 31,
                                                                             -----------------------------------------
                                                                                2007            2006            2005
                                                                             ---------       ---------       ---------
                                                                                     (Dollars in thousands)
Short-term borrowings:
  Overnight line of credit ............................................      $      --       $      --       $  10,870
  Repurchase agreements - FHLB ........................................             --           1,000           8,000
  Term advances - FHLB ................................................         15,900           6,500          15,000
Long-term borrowings:
  Repurchase agreements - FHLB ........................................         13,000          18,000          24,000
  Term advances - FHLB ................................................         27,500          35,900          19,400
                                                                             ---------       ---------       ---------
    Total borrowings ..................................................      $  56,400       $  61,400       $  77,270
                                                                             ---------       ---------       ---------
Weighted Average interest cost of short-term borrowings during the year           5.34%           4.23%           4.18%
                                                                             ---------       ---------       ---------
Weighted Average interest cost of long-term borrowings during the year.           5.02%           4.99%           4.70%
                                                                             ---------       ---------       ---------

Average Balance of borrowings outstanding during the year .............      $  59,710       $  68,436       $  68,372
                                                                             ---------       ---------       ---------

      Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 2007, the Bank maintained 541 trust/fiduciary accounts, with total assets of $137.5 million under management as compared to 538 trust/fiduciary accounts, with total assets of $110.4 million total assets at December 31, 2006. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

Limited Purpose Commercial Bank

      In connection with the acquisition of SBC on May 31, 2002, the Bank holds The State Bank of Chittenango as a limited purpose commercial bank. At December 31, 2007, The State Bank of Chittenango held $37.1 million in assets, consisting primarily of U.S. Government obligations and mortgage-backed securities and $29.7 million in deposits.

Insurance Activities

      On October 2, 2000, the Bank completed the acquisition of Bailey & Haskell Associates, Inc., ("B&H"), an insurance agency located in Central New York State. B&H has offices in Oneida, Cazenovia, Chittenango, New Hartford and Syracuse. B&H is a full-service insurance and financial services firm with over 90 employees providing services to over 19,000 customers. Adding B&H insurance and financial services business has enabled the Bank to evolve from a traditional depository institution into a full-service financial services organization. B&H offers personal and commercial property insurance, life insurance, pension plan services, mutual funds and annuity sales, and other products and services. B&H represents many insurance companies including, Travelers, CNA, Hartford, Progressive, Utica National, Chubb and many more. The Bank acquired a number of brokerage agencies, notably Noyes and LaLonde, Inc., The Dunn Agency, Kennedy & Clarke, Inc., MacDonald/Yando Agency, Inc., and Parsons, Cote & Company which was added during 2006. These companies were merged into B&H.

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

Competition

      Competition in the banking and financial services industry is intense. The Bank competes with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not or cannot provide. Moreover, credit unions which offer substantially the same services as the Bank are not subject to federal or state income taxation. Trends toward the consolidation of the financial services industry and the removal of restrictions on interstate branching and banking powers may make it more difficult for smaller institutions such as the Bank to compete effectively with large national and regional banking institutions. The Bank's profitability depends upon its ability to successfully compete in its market area.

Personnel

      As of December 31, 2007, the Bank had 301 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit. The Bank considers its relationship with its employees to be good.

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

      The FDIC regulations assess insurance premiums based on an institution's risk. Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid subsequent to the year ending
December 31, 2007 will be offset by a credit from the FDIC to the Bank of $208,012. Federal law requires the FDIC to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The FDIC has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

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

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2007, the Bank had $16.5 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2007, the Bank had $3.4 million of FHLB stock. The dividend yield from FHLB stock was 8.4% at December 31, 2007. No assurance can be given that the FHLB will pay any dividends in the future.

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

      Under Section 404 of Sarbanes-Oxley, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ending December 31, 2009, our auditors must attest to our assessment.

      Although the Company has incurred some additional expense in preparing to comply with the provisions of Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2007, the Bank was in compliance with these reserve requirements.

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

State Taxation

      New York State Taxation. The Company and the Bank report income on a combined calendar year basis to New York State. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

      The Bank's most recent IRS audit was relative to the Bank's 1993, 1994 and 1995 federal and state income tax returns. New York State Department of Taxation's most recent audits were of the Company's state income tax returns for the years of 1999, 2000 and 2001.

Executive Officers of the Registrant

      Listed below is information, as of December 31, 2007, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

       Name                  Age            Position and Term
       ----                  ---            -----------------
Michael R. Kallet            57             President and Chief Executive Officer since 1990

Eric E. Stickels             46             Executive Vice President and Chief Financial Officer since 1998

Thomas H. Dixon              53             Executive Vice President and Chief Credit Officer since 1996

      A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT WWW.ONEIDABANK.COM AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

ITEM 1A. RISK FACTORS
---------------------

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

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

Further  decline  in  value  in  certain  investment   securities  held  by  the
Corporation could require write-downs, which would reduce the Corporation's earnings.

      The Corporation's investment portfolio includes preferred stocks of the financial sector which are facing a difficult operating environment due to the well-publicized difficulties facing the mortgage origination sector and increasing delinquencies and foreclosures. Continuing adverse business conditions could result in further loss in value of the preferred stocks held by the Corporation which could result in impairment write-downs. As of December 31, 2007, the Corporation had $12.7 million of preferred stocks with an unrealized loss of $2.2 million. No other than temporary impairment write-downs were taken during 2007.

Volatile and illiquid financial markets resulting from a significant event in the market may hinder the Corporation's ability to increase or maintain its current liquidity position.

      Financial concerns in broad-based financial sectors such as mortgage banking or home building may result in a volatile and illiquid bond market and may reduce or eliminate the Corporation's ability to pledge certain types of assets to increase or maintain its liquidity position. A decline in the Corporation's liquidity position may hinder its ability to grow the balance sheet through internally generated loan growth or through acquisitions.

Conditions in Insurance Markets Could Adversely Affect Our Earnings

      As we have become increasingly reliant on non-interest income, particularly insurance fees and commissions, these revenue levels could be negatively impacted by fluctuating premiums in the insurance market caused by capacity constraints and losses due to natural disasters. Other factors that affect our insurance revenue are profitability and growth of our clients, continued development of new products and services, as well as our access to markets.

Non-Banking Changes in Staffing Could Adversely Affect Our Earnings

      The Company has continued to grow total revenue and net income from non-banking sources such as insurance commissions and employee benefit consulting and services. Key producers and staff provide expertise and customer relationships that with the loss of those key producers could adversely affect the growth of the non-banking businesses and continued profitability and customer retention.

Increases to the Allowance for Loan Losses may Cause Our Earnings to Decrease

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

ITEM 1.B UNRESOLVED STAFF COMMENTS
----------------------------------

      Not applicable.

ITEM 2. PROPERTIES
------------------

      The Bank conducts its business through its main office located in Oneida, New York, and 11 additional full service branch offices. The following table sets forth certain information concerning Company property and equipment at December 31, 2007. The aggregate net book value of the Company's premises and equipment was $22.5 million at December 31, 2007. The insurance subsidiary conducts its business through one owned and four leased facilities with lease expirations not exceeding five years. Benefit Consulting Group conducts its business through one leased facility.

                                        Original            Date of           Net Book Value
                                          Year                Lease     of Property and Equipment
     Location                           Acquired           Expiration      at December 31, 2007
     --------                           --------           ----------      --------------------
                                                                              (In thousands)
Main Office:
182 Main Street                           1889                 N/A                 $2,578
Oneida, New York 13421

Branch Offices:
Camden Branch                             1997                 N/A                    686
41 Harden Boulevard
Camden, New York 13316

Canastota Branch                          1999                 N/A                    755
104 S. Peteboro St.
Canastota, New York 13032

Cazenovia Branch                          1971                 N/A                  1,842
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch                           1976                 N/A                    223
35 Broad Street
Hamilton, New York 13346

Convenience Center                        1988                 N/A                  1,158
585 Main Street
Oneida, New York 13421

Chittenango Branch                        2005                 N/A                  1,910
519 Genesee Street
Chittenango, New York 13037

Bridgeport Branch                         2002           November 2008                 43
8786 State Route 31
Bridgeport, New York 13030

Griffis Park Branch                       2005                 N/A                  5,908
160 Brooks Road
Rome, NY  13441

Vernon Branch
5238 W. Seneca Street
Vernon, NY  13476                         2007                 N/A                  1,207

Westmoreland Branch
4675 State Route 233
Westmoreland, NY  13490                   2007                 N/A                    510

South Utica Branch
2711 Genesee Street
Utica, NY  13505                          2007                 N/A                    969

Mortgage Center
126 Lenox Avenue                          1989                 N/A                    113
Oneida, New York 13421

Operations Center
169 Main Street                           2001                 N/A                  1,367
Oneida, New York 13421

Bailey & Haskell Associates, Inc.
Various locations                         2000               Various                  821
(Headquarters)
169 Main Street
Oneida, New York 13421

Bailey & Haskell Associates, Inc.         2006                 N/A                  2,185
Benefit Consulting Group Inc.
5232 Witz Drive
North Syracuse, New York 13212

Other Bank Property
102 S. Peterboro St.                      2000                 N/A                    175
Canastota, New York 13032

6 Cambridge Avenue
Morrisville, New York 13408               2006                 N/A                     82

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

      No matters were submitted during the fourth quarter of the year ended December 31, 2007 to a vote of securityholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
        ------------------------------------------------------------------------

      For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 2007 (the "Annual Report to Stockholders") is incorporated herein by reference.

      During the fourth quarter of 2007, the Company repurchased shares of its common stock as follows:


                                                                                            Maximum Number of Shares that may
                               # of Shares     Average Price Paid       Total Shares          still be purchased under the
          Period                Purchased           Per Share            Purchased                 repurchase program
---------------------------    -----------     ------------------     ----------------      ---------------------------------
Oct. 1 - Oct. 31                     --                  --                   --                              --
Nov. 1 - Nov. 30                     --                  --                   --                              --
Dec. 1 - Dec. 31                  2,860               $9.61                2,860                         250,000


Equity Compensation Plans

      Set forth below is certain information as of December 31, 2007 regarding equity compensation to directors and executive officers of Oneida Financial Corp. approved by stockholders. Other than the employee stock ownership plan, Oneida Financial Corp. did not have any equity plans in place that were not approved by stockholders.

====================================================================================================================================
                                    Number of securities
                                      to be issued upon
                                         exercise of
                                     outstanding options     Weighted average     Number of securities remaining available for
               Plan                      and rights           exercise price                   issuance under plan
------------------------------------------------------------------------------------------------------------------------------------
Equity  compensation plans approved        179,267                $7.676         9,243 (options)/12,886 (shares of restricted stock)
by stockholders.................
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by stockholders........                --                    --                                   --
------------------------------------------------------------------------------------------------------------------------------------
      Total.....................           179,267                $7.676         9,243 (options)/12,886 (shares of restricted stock)
====================================================================================================================================

Stock Performance Graph

      Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning December 31, 2002, as reported by the NASDAQ Market, through December 31, 2007, (b) the cumulative total return on stocks included in the S&P 500 Index over such period,(c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and (d) the cumulative total return of publicly traded thrifts or thrift holding companies in the mutual holding company structure over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

 [THE FOLLOWING TABLE WAS REPRESENTED AS A LINE GRAPH IN THE PRINTED MATERIAL.]

                                                                Period Ending
                                ----------------------------------------------------------------------------
Index                              12/31/02     12/31/03     12/31/04     12/31/05     12/31/06     12/31/07
------------------------------------------------------------------------------------------------------------
Oneida Financial Corp.               100.00       126.09       121.39        91.06       111.84       94.86
S&P 500                              100.00       126.38       137.75       141.88       161.20      166.89
MHC Thrifts                          100.00       163.88       180.25       179.20       238.41      202.66
Nasdaq Bank Index                    100.00       129.93       144.21       137.97       153.15      119.35

      Assuming an initial investment in the Common Stock of Oneida Financial Corp. of $100.00 at December 31, 2002, the cumulative total value with dividends reinvested would be $94.86 at December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

      Interest Rate Risk. In recent years, the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of residential monthly and bi-weekly adjustable-rate mortgage loans, commercial adjustable-rate mortgage loans, other business purpose loans and consumer loans consisting primarily of auto loans; (ii) selling substantially all newly originated longer-term fixed-rate one-to-four family residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (iii) managing the Bank's investment activities in a prudent manner in the context of overall balance sheet asset/liability management. Investing in shorter-term securities will generally bear lower yields as compared to longer-term investments, but will better position the Bank for increases in market interest rates and better matches the maturities of the Bank's certificate of deposit accounts. Certificates of deposit that mature in one year or less, at December 31, 2007 totaled $119.1 million, or 32.4% of total interest-bearing liabilities. Borrowed funds that mature in one year or less, at December 31, 2007 totaled $15.9 million, or 4.32% of total interest-bearing liabilities. Management believes that this balanced approach to investing will reduce the exposure to interest rate fluctuations will enhance long-term profitability.

      Net Income and Portfolio Value Analysis. The Bank's interest rate sensitivity is monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Bank's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates and reinvestment rates. The following sets forth the Bank's net income and NPV as of December 31, 2007.

   Change in                   Net Interest Income                        Net Portfolio Value
Interest Rates     ----------------------------------------     ----------------------------------------
In Basis Points      Dollars       Dollar          Percent       Dollars        Dollar           Percent
 (Rate Shock)        Amount        Change           Change        Amount        Change           Change
---------------    ---------      --------         --------     ---------      ---------        --------
                                                  (Dollars in Thousands)
     +200           $ 13,630      $    (15)         (0.11)%      $ 56,244      $ (7,060)        (11.15)%
     +100           $ 13,671      $     26           0.19%       $ 60,690      $ (2,614)         (4.13)%

    Static          $ 13,645      $     --              --%      $ 63,304      $     --             --%
     -100           $ 13,611      $    (34)         (0.25)%      $ 62,928      $   (376)         (0.59)%
     -200           $ 13,372      $   (273)         (2.00)%      $ 60,551      $ (2,753)         (4.35)%
     -300           $ 13,046      $   (599)         (4.39)%      $ 57,418      $ (5,886)         (9.30)%

The following sets forth the Bank's net income and NPV as of December 31, 2006.

   Change in                   Net Interest Income                        Net Portfolio Value
Interest Rates     ----------------------------------------     ----------------------------------------
In Basis Points      Dollars       Dollar          Percent       Dollars        Dollar           Percent
 (Rate Shock)        Amount        Change           Change        Amount        Change           Change
---------------    ---------      --------         --------     ---------      ---------        --------
                                                  (Dollars in Thousands)
     +200           $ 12,916      $     41            0.3%       $ 54,886      $ (8,663)         (13.6)%
     +100           $ 12,917      $     42            0.3%       $ 59,656      $ (3,892)          (6.1)%
    Static          $ 12,875      $     --             --%       $     --      $     --             --%
     -100           $ 12,733      $   (142)          (1.1)%      $ 65,267      $  1,719            2.7%
     -200           $ 12,463      $   (412)          (3.2)%      $ 65,534      $  1,985            3.1%

      The Bank's NPV trend declined slightly in all rate scenarios from 2006 to 2007 as the discount on core deposits declined more than the premium increased on earning assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

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

      (b)   Management's Report on Internal Control over Financial Reporting

            Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d - 15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

            All internal control systems have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

            Management assessed the Company's internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issues by the Committee of Sponsoring Organizations of the Treadway Commission
            (COSO). Based on this assessment, we have concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

            This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this Annual Report.

            Oneida Financial Corp.

            By:  /s/ Michael R. Kallet
               -----------------------
            Michael R. Kallet,
            President and Chief Executive Officer

            By:   /s/ Eric E. Stickels
                 ---------------------
            Eric E. Stickels
            Executive Vice President and Chief Financial Officer

      (c)   Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements
             --------------------

              o   Report of Independent Registered Public Accounting Firm

              o   Consolidated Statements of Condition,
                       December 31, 2007 and 2006

              o   Consolidated Statements of Income,
                       Years Ended December 31, 2007, 2006 and 2005

              o   Consolidated Statements of Changes in Stockholders' Equity,
                       Years Ended December 31, 2007, 2006 and 2005

              o   Consolidated Statements of Cash Flows,
                       Years Ended December 31, 2007, 2006 and 2005

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

*****Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

      (b)   The exhibits listed under (a)(3) above are filed herewith.

      (c)   Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ONEIDA FINANCIAL CORP.

Date: March 27, 2008                   By: /s/ Michael Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Kallet                              By: /s/ Eric Stickels
    ------------------------------------------          -----------------------------------------------
     Michael R. Kallet, President and Chief             Eric E. Stickels, Executive Vice President and
       Executive Officer                                  Chief Financial Officer
     (Principal Executive Officer)                      (Principal Financial and Accounting Officer)

Date: March 27, 2008                                Date: March 27, 2008

By: /s/ Thomas Dixon                                By: /s/ Patricia Caprio
    ------------------------------------------          -----------------------------------------------
    Thomas H. Dixon, Executive Vice President           Patricia D. Caprio, Director

Date: March 27, 2008                                Date: March 27, 2008

By: /s/ Edward Clarke                               By: /s/ Marlene Denney
   -------------------------------------------          -----------------------------------------------
    Edward J. Clarke, Director                          Marlene C. Denney, Director

Date: March 27, 2008                                Date: March 27, 2008

By: /s/ John Haskell                                By: /s/ Rodney Kent
    ------------------------------------------          -----------------------------------------------
    John E. Haskell, Director                           Rodney D. Kent, Director

Date: March 27, 2008                                Date: March 27, 2008

By: /s/ Michael Miravalle                           By: /s/ Richard Myers
   -------------------------------------------          -----------------------------------------------
    Michael Miravalle, Director                         Richard B. Myers, Director

Date: March 27, 2008                                Date: March 27, 2008

By:  /s/ Gerald Volk                                By: /s/ Frank White, Jr.
    ------------------------------------------          -----------------------------------------------
     Gerald N. Volk, Director                           Frank O. White, Jr., Director

Date: March 27, 2008                                Date: March 27, 2008