Form 10-Q
period 2008-03-31
ONEIDA FINANCIAL CORP
filed 2008-05-15
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________
                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Federal                                            16-1561678
-----------------------------------                   --------------------------
(State or other jurisdiction of                             (IRS Employer)
incorporation or organization)                          Identification Number)

                     182 Main Street, Oneida, New York 13421

                    (Address of Principal Executive Offices)
                  --------------------------------------------

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

  [ ] Large accelerated filer [ ] Accelerated filer [_] Non-accelerated filer
                         [X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes [ ] No [X]

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,762,710 shares of the Registrant's common stock outstanding as of May 1, 2008.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                      Page
                                                                                      ----
PART I. FINANCIAL INFORMATION
   Item 1.   Financial Statements                                                        1

             Consolidated Statements of Condition (unaudited)                            2
             As of March 31, 2008 and December 31, 2007

             Consolidated Statements of Operations (unaudited)                           3
             For the three months ended March 31, 2008 and 2007

             Consolidated Statements of Comprehensive Income (unaudited)                 4
             For the three months ended March 31, 2008 and 2007

             Consolidated Statements of Changes in Stockholders' Equity (unaudited)      5
             For the three months ended March 31, 2008

             Consolidated Statements of Cash Flows (unaudited)                           6
             For the three months ended March 31, 2008 and 2007

             Notes to Consolidated Financial Statements (unaudited)                      8

   Item 2.   Management's Discussion and Analysis of Financial Condition                17
             And Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                 25

   Item 4T.  Controls and Procedures                                                    25

PART II.     OTHER INFORMATION                                                          26

   Item 1.   Legal Proceedings                                                          26

   Item 1a.  Risk Factors                                                               26

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                26

   Item 3.   Defaults Upon Senior Securities                                            27

   Item 4.   Submission of Matters to a Vote of Security Holders                        27

   Item 5.   Other Information                                                          27

   Item 6.   Exhibits                                                                   27

PART I.     FINANCIAL INFORMATION

                Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2008 and December 31, 2007

                                                                     (unaudited)
                                                                     At March 31,    At December 31,
                                                                         2008              2007
                                                                   ---------------   ---------------
                                                                   (in thousands, except share data)
ASSETS
      Cash and due from banks                                      $        12,234   $        14,744
      Federal funds sold                                                    12,081             1,717
                                                                   ----------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                                          24,315            16,461

      Trading securities                                                    13,041                --
      Investment securities, at fair value                                  81,481            95,811
      Mortgage-backed securities, at fair value                             65,219            46,583

      Mortgage loans held for sale                                             510             3,593

      Loans receivable                                                     282,955           283,336
      Allowance for loan losses                                             (2,496)           (2,511)
                                                                   ----------------------------------
   LOANS RECEIVABLE, NET                                                   280,459           280,825

      Federal Home Loan Bank stock                                           3,549             3,404
      Bank premises and equipment, net                                      22,257            22,532
      Accrued interest receivable                                            2,418             2,658
      Other assets                                                           9,385            10,534
      Cash surrender value - life insurance                                 14,591            14,480
      Goodwill                                                              22,930            22,793
      Other intangible assets                                                2,500             2,641
      -----------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                 $       542,655   $       522,315
      ===============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Interest bearing deposits                                    $       358,232   $       334,444
      Non-interest bearing deposits                                         63,940            65,685
      Borrowings                                                            56,400            56,400
      Notes payable                                                            123               158
      Other liabilities                                                      5,185             6,288
                                                                   ----------------------------------
TOTAL LIABILITIES                                                          483,880           462,975
Stockholders' equity:
      Preferred stock, 1,000,000 shares authorized                              --                --
      Common stock ($.01 par value; 20,000,000 shares authorized;
        8,322,452 shares issued)                                                83                83
      Additional paid-in capital                                            19,097            19,053
      Retained earnings                                                     44,522            46,435
      Accumulated other comprehensive (loss)                                (1,857)           (3,161)
      Treasury stock (at cost, 537,256
        and 537,256 shares)                                                 (3,070)           (3,070)
      -----------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                            58,775            59,340
      -----------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                         $       542,655   $       522,315
      ===============================================================================================

   The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited)

                                                                  Three Months Ended
                                                             March 31,            March 31,
                                                               2008                 2007
                                                         -----------------   -----------------
                                                         (in thousands, except per share data)
INTEREST INCOME:
      Interest and fees on loans                         $           4,704   $           4,218
      Interest on investment and mortgage-backed
         securities                                                  1,680               1,129
      Dividends on equity securities                                   276                 203
      Interest on federal funds sold and
         interest-earning deposits                                      65                 166
-----------------------------------------------------------------------------------------------
   Total interest and dividend income                                6,725               5,716
-----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
      Savings deposits                                                 145                 114
      Money market and interest-bearing checking                       488                 390
      Time deposits                                                  1,701               1,294
      Borrowings                                                       666                 814
      Notes payable                                                      2                  16
-----------------------------------------------------------------------------------------------
         Total interest expense                                      3,002               2,628
-----------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                  3,723               3,088
      Less: Provision for loan losses                                   --                  --
-----------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses               3,723               3,088
-----------------------------------------------------------------------------------------------
OTHER INCOME:
      Net (losses) gains on sale of securities, net                     (4)                  1
      Gain on sale of mortgages, net                                    45                  25
      Commissions and fees on sales of non-banking
         products                                                    3,500               3,312
      Other operating income                                         1,080                 910
      Changes in fair value                                           (604)                 --
-----------------------------------------------------------------------------------------------
   Total other income                                                4,017               4,248
-----------------------------------------------------------------------------------------------
OTHER EXPENSES:
      Compensation and employee benefits                             4,580               4,117
      Occupancy expenses, net                                        1,214               1,001
      Other operating expense                                        1,362               1,213
-----------------------------------------------------------------------------------------------
   Total other expenses                                              7,156               6,331
-----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                             584               1,005
-----------------------------------------------------------------------------------------------
   Provision for income taxes                                          155                 257
-----------------------------------------------------------------------------------------------
NET INCOME                                               $             429   $             748
===============================================================================================
EARNINGS PER SHARE - BASIC                               $            0.06   $            0.10
===============================================================================================
EARNINGS PER SHARE - DILUTED                             $            0.06   $            0.10
===============================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited)

                                                            Three Months Ended
                                                          March 31,   March 31,
                                                            2008        2007
                                                          ---------   ---------
                                                             (In thousands)

Net income                                                $     429   $     748
                                                          ---------   ---------

Other comprehensive income, net of tax:

   Unrealized (losses) gains on securities arising
      during period                                            (893)        119
      Less: reclassification adjustment for losses
         (gains) included in net income                         608          (1)
                                                          ---------   ---------
      Net unrealized (losses) gains                            (285)        118
   Change in unrealized loss on pension benefits                 42          --
                                                          ---------   ---------
Other comprehensive (loss) income before tax                   (243)        118
      Net income tax effect                                      97         (47)
                                                          ---------   ---------
Other comprehensive (loss) income, net of tax                  (146)         71

Comprehensive income                                      $     283   $     819
                                                          =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2008 (unaudited)

                                                                                            Accumulated
                                                          Additional                           Other
                                          Common Stock     Paid-In         Retained         Comprehensive        Treasury
                                        Shares    Amount   Capital         Earnings         Income (Loss)         Stock     Total
                                                                      (in thousands, except number of shares)
Balance as of December 31, 2007       8,322,452   $   83  $   19,053  $         46,435   $             (3,161)  $ (3,070)  $ 59,340
Net income                                                                         429                                          429
Other comprehensive income,
   net of tax                                                                                            (146)                 (146)
Shares earned under stock plans                                   44                                                             44
Common stock dividends: $0.24
   per share                                                                      (831)                                        (831)
Adjustment to initially apply
   SFAS No. 159 net of tax (Note J)                                             (1,519)                 1,519                    --
Adjustment to initially apply
   measurement provisions of
   SFAS No. 158 net of tax (Note I)                                                  8                    (69)                  (61)
                                      ----------------------------------------------------------------------------------------------

Balance as of March 31, 2008          8,322,452   $   83  $   19,097  $         44,522   $             (1,857)  $ (3,070)  $ 58,775
                                      ==============================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited)

                                                                              Three Months Ended
                                                                           March 31,     March 31,
                                                                              2008          2007
                                                                           ----------    ----------
Operating Activities:                                                           (in thousands)
   Net income                                                              $      429    $     748
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                              522          366
       Amortization of premiums/discounts on securities, net                       25           40
       Net change in valuation of financial instruments carried
          at fair value                                                           604           --
       Stock compensation earned                                                   44           44
       Net realized loss (gain) on sale of securities                               4           (1)
       Gain on sale of loans, net                                                 (45)         (25)
       Income tax payable                                                         166          193
       Accrued interest receivable                                                240          216
       Other assets                                                               880      (10,624)
       Other liabilities                                                       (1,138)        (989)
       Origination of loans held for sale                                      (1,889)      (5,312)
       Proceeds from sales of loans                                             5,017        4,589
---------------------------------------------------------------------------------------------------
         Net cash provided (used in) by operating activities                    4,859      (10,755)
---------------------------------------------------------------------------------------------------
Investing Activities:
   Purchase of investment securities                                          (13,003)      (1,635)
   Principal collected on and proceeds of maturities
      sales or calls from investments                                          13,008        9,273
   Purchase of mortgage-backed securities                                     (21,022)          --
   Principal collected on and proceeds from sales
      of mortgage-backed securities                                             2,753        1,371
   Net decrease in loans                                                          290        4,087
   Purchase of bank premises and equipment                                       (106)      (1,640)
   Purchase of bank                                                                (8)          --
   Purchase of employee benefits company                                         (129)        (132)
---------------------------------------------------------------------------------------------------
         Net cash (used in) provided by investing activities                  (18,217)      11,324
---------------------------------------------------------------------------------------------------
Financing Activities:
   Net (decrease) increase in demand deposit, savings,
      money market, super now and escrow                                       (1,004)       2,866
   Net increase in time deposits                                               23,047        3,658
   Proceeds from borrowings                                                    20,000       28,180
   Repayment of borrowings                                                    (20,000)     (21,750)
   Cash dividends                                                                (831)        (832)
   Exercise of stock options (using treasury stock)                                --           29
---------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                             21,212       12,151
---------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                           7,854       12,720
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                               16,461       18,710
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $   24,315    $  31,430
===================================================================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                          2,998        2,631
Cash paid for income taxes                                                         --           --

Supplemental noncash disclosures:
Transfer of loans to other real estate                                             76           --
Adoption of fair value option:
   Securities transferred from available for sale to trading                   16,178           --
   Deferred tax asset related to fair value adjustments                         1,255           --
===================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                 MARCH 31, 2008

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the "Company") and its wholly owned subsidiary, Oneida Savings Bank (the "Bank") as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, results of operations and other data presented are not necessarily indicative of results to be expected for the entire year.

The data in the consolidated balance sheet for December 31, 2007 was derived from the Company's 2007 Annual Report on Form 10-K. That data, along with the interim financial information presented in the consolidated statement of condition, statements of operations, comprehensive income, changes in stockholders' equity and cash flows should be read in conjunction with the 2007 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10-K.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

Note B - Earnings per Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for the calculation unless unearned. Diluted earnings per share give effect to weighted average shares, which would be outstanding assuming the exercise of issued options and awards using the treasury stock method. Earnings per common share have been computed based on the following for the three months ended March 31:

                                              Income      Shares      Per Share
March 31, 2008:
---------------
Net income (Three Months Ended)               $ 429,197
                                              ---------

Basic Earnings Per Share:                     $ 429,197   7,726,710   $    0.06
                                                                      ---------
Effect of dilutive securities:
   Stock options and awards                          --      58,977
                                              ---------------------
Diluted Earnings Per Share                    $ 429,197   7,785,687   $    0.06
                                                                      ---------
March 31, 2007:
---------------
Net income (Three Months Ended)               $ 747,957
                                              ---------

Basic Earnings Per Share:                     $ 747,957   7,681,118   $    0.10
                                                                      ---------
Effect of dilutive securities:
   Stock options and awards                          --      74,144
                                              ---------------------
Diluted Earnings Per Share                    $ 747,957   7,755,262   $    0.10
                                                                      ---------

Stock options for 54,362 and 52,368 shares of common stock were not considered in computing diluted earnings per common share for the three months ending March 31, 2008 and March 31, 2007 respectively because they were antidilutive.

Note C - Stock-Based Compensation

The Company's 2000 Stock Option Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 374,568 shares of common stock. The exercise price of options granted is equal to the market value of the Company's shares at the date of grant. All options granted expire by April 2010 and options vest and become exercisable ratably over a one to five-year period. The plan also has a reload feature which entitles the option holder, who has delivered common stock as payment of the exercise price for option stock, to a new option to acquire additional shares in the amount equal to the shares traded in. The option period during which the reload option may be exercised expires at the same time as that of the original option that the holder has exercised. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. There were 9,243 shares available for future grants under the plan described above as of March 31, 2008 and 2007. There was no unrecognized compensation cost for this plan as of March 31, 2008 as all shares vested under the terms of the plan. There were no new grants during the year.

Activity in the plan for 2008 was as follows:

                                              Range of
                                   ------------------------------   Weighted Average
                                                  Option Exercise   Exercise Price
                                     Options          Price         Shares           Intrinsic
                                   Outstanding        Per Share     Outstanding      Value
                                   -----------------------------------------------------------
Outstanding at December 31, 2007       179,267   $4.722 - $18.167   $    7.676       $ 587,508
Granted                                     --
Exercised                                   --
Forfeited                                 (450)      $  12.00
                                   -----------
Outstanding at March 31, 2008          178,817    $4.722-$18.167    $    7.665       $ 543,315
                                   ===========

At March 31, 2008, the weighted average information for outstanding and exercisable shares is as follows:

                     Shares outstanding and Exercisable
         ----------------------------------------------------------
         Range of                         Average        Average
         Exercise                         Exercise   Remaining Life
         Price                  Shares    Price          (Years)
         ----------------------------------------------------------
         $3.633 - $5.45         119,990   $  4.722        2.32
         $9.094 - $10.90          4,465   $  9.419        2.32
         $10.900 - $12.717       18,771   $ 11.985        2.32
         $12.717 - $14.534       18,689   $ 14.000        2.32
         $14.534 - $16.350        6,600   $ 14.794        2.32
         $16.350 - $18.167       10,302   $ 17.247        2.32
                                -------   --------        ----
               Total            178,817   $  7.665        2.32
                                =======   ========        ====

The Management Recognition and Retention Plans provide for the issuance of shares of restricted stock to directors, officers and key employees. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is recognized ratably over the five year vesting period for shares of restricted stock granted that will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans was $43,701 and $43,701 for the three months ended March 31, 2008 and 2007 respectively. Shares unallocated under the plans available for future awards were 12,886 and 12,886 at March 31, 2008 and March 31, 2007 respectively. At March 31, 2008 and December 31, 2007, there were nonvested shares of 45,600 with unrecognized compensation cost of $594,713 and $638,414 respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.45% of the outstanding shares as of March 31, 2008 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.

Note E - Pension Plan

The Bank provides a noncontributory defined benefit retirement accumulation plan covering substantially all employees. Under the plan, retirement benefits are primarily a function of the employee's years of service and level of compensation. As of June 15, 2004, the Bank had a plan amendment to freeze the plan benefits for plan participants. The Bank uses a December 31 measurement date for its pension plan.

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                      Three Months Ended
                                                    March 31,   March 31,
                                                       2008       2007
                                                    ---------   ---------
Service cost                                        $      --   $      --
Interest cost                                          55,000      55,000
Expected return on plan assets                        (72,000)    (87,000)
Net amortization and deferral                          42,000      14,000
                                                    ---------   ---------
   Net periodic pension cost (benefit)              $  25,000   $ (18,000)

Net loss (gain)                                       (25,200)         --
Prior service cost (credit)                                --          --
                                                    ---------   ---------
   Total recognized in other comprehensive income     (25,200)         --
                                                    ---------   ---------
Total recognized in net periodic benefit cost and
   Other comprehensive income                       $     200   $ (18,000)
                                                    =========   =========

Weighted-average assumptions as of December 31:        2008        2007
                                                    ---------   ---------
   Discount rate                                        5.465%      5.080%
   Expected return on plan assets                       7.500%      9.000%

As of March 31, 2008, contributions to the plan totaled $0. The Bank anticipates contributing $55,988 in 2008 to fund its pension plan.

State Bank of Chittenango participated in the New York State Bankers Retirement System plan which was a noncontributory defined benefit plan covering substantially all employees. Under the plan, retirement benefits were primarily a function of the employee's years of service and level of compensation. The plan was frozen as of May 31, 2002. State Bank of Chittenango used a September 30 measurement date for its pension plan and has transitioned to a December 31 measurement date effective January 1, 2008. See Note I for the impact on the change in measurement date.

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                    Three Months Ended
                                                    March 31,   March 31,
                                                       2008       2007
                                                    ---------   ---------

Service cost                                        $   6,800   $   6,100
Interest cost                                          33,700      33,400
Expected return on plan assets                        (52,000)    (51,000)
                                                    ---------   ---------
   Net periodic pension cost (benefit)              $ (11,500)  $ (11,500)

Net loss (gain)                                            --          --
Prior service cost (credit)                                --          --
                                                    ---------   ---------
   Total recognized in other comprehensive income          --          --
                                                    ---------   ---------
Total recognized in net periodic benefit cost and
   Other comprehensive income                       $ (11,500)  $ (11,500)
                                                    =========   =========

Weighted-average assumptions as of December 31:        2008       2007
                                                    ---------   ---------
   Discount rate                                         6.25%       6.25%
   Expected return on plan assets                        7.50%       7.50%

As of March 31, 2008, contributions to the plan totaled $0. The Bank does not anticipate contributing in 2008 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at March 31, 2008 and December 31, 2007:

                                                          March 31, 2008
                                                  ------------------------------
                                                               Gross Unrealized
                                                  Fair Value     Gains    Losses
                                                  ------------------------------
                                                          (in thousands)
Investment Securities

Available for sale portfolio:
----------------------------
     Debt securities:
       U. S. Agencies                             $   35,321   $   547   $     4
       Corporate                                      24,311        49     3,019
       State and municipals                           21,849       517         2
                                                  ----------   -------   -------
                                                  $   81,481   $ 1,113   $ 3,025
                                                  ==========   =======   =======
Mortgage-Backed Securities
   Available for sale portfolio:
   -----------------------------
     Fannie Mae                                   $   20,493   $   300   $    54
     Freddie Mac                                      25,742       302        21
     Ginnie Mae                                        3,207        31         7
     Small Business Administration                        14        --        --
     Collateralized Mortgage Obligations              15,763        27       241
                                                  ----------   -------   -------
                                                  $   65,219   $   660   $   323
                                                  ==========   =======   =======

                                                         December 31, 2007
                                                  ------------------------------
                                                               Gross Unrealized
                                                  Fair Value     Gains    Losses
                                                  ------------------------------
                                                          (in thousands)
Investment Securities

   Available for sale portfolio:
   -----------------------------
     Debt securities:
       U. S. Agencies                             $   37,949   $   146   $   202
       Corporate                                      24,955        45     1,381
       State and municipals                           19,252       148        17
                                                  ----------   -------   -------
                                                      82,156       339     1,600
     Equity investments:
       Preferred and other equity stocks              10,459        --     2,196
       Mutual fund                                     3,196        --       336
                                                  ----------   -------   -------
                                                  $   95,811   $   339   $ 4,132
                                                  ==========   =======   =======
Mortgage-Backed Securities
   Available for sale portfolio:
   -----------------------------
     Fannie Mae                                   $   15,481   $    98   $    98
     Freddie Mac                                      21,826        47       111
     Ginnie Mae                                        2,467        26        --
     Small Business Administration                        14        --        --
     Collateralized Mortgage Obligations               6,795        32        24
                                                  ----------   -------   -------
                                                  $   46,583   $   203   $   233
                                                  ==========   =======   =======

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

Unrealized losses on other investments have not been recognized into income because the issuer(s) securities are of investment grade (except for General Motors Acceptance Corp. bond), management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to declines in market interest rates since the securities were purchased. The Company currently has a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. The unrealized loss of $414,000 and $264,000 at March 31, 2008 and December 31, 2007 respectively has not been considered other than temporary in that the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value, and management believes that the repayment of the investment is probable at maturity.

The Company currently has a $2.5 million SLMA bond, maturing May 1, 2012 which is rated investment grade. The unrealized loss at March 31, 2008 and December 31, 2007 of $700,000 and $431,000 respectively has not been considered other-than-temporary in that the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value and that based on credit ratings and assessment of likelihood of default the Company has concluded that it is probable that payment will be made at maturity.

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

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At March 31, 2008 the allowance for loan losses as a percentage of net loans receivable was 0.89% as compared to 0.88% at December 31, 2007.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                             Three Months Ended
                                           March 31,   March 31,
                                              2008        2007
                                           ---------   ---------
                                               (in thousands)
Balance at beginning of period:            $   2,511   $   2,081
   Charge-offs                                   (46)        (40)
   Recoveries                                     31          44
   Provision for loan losses                      --          --
                                           ---------   ---------
Balance at end of period                   $   2,496   $   2,085
                                           =========   =========

There were no impaired loans as of March 31, 2008 or December 31, 2007.

Note H - Segment Information

The Company has determined that it has four primary business segments, its banking franchise, its insurance activities, its benefit consulting activities and risk management activities. For the three months ended March 31, 2008 and 2007, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Company's benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc which was acquired June 2006. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc. which was formed in February 2008. Information about the Company's segments is presented in the following table for the periods indicated:

                                                              Three Months Ended March 31, 2008
                                         --------------------------------------------------------------------------
                                           Banking     Insurance   Benefit Consulting   Risk Management     Total
                                         Activities   Activities       Activities         Activities
                                                                       (in thousands)
Net interest income                      $    3,723   $       --       $        --        $       --      $   3,723
Provision for loan losses                        --           --                --                --             --
                                         ----------   ----------       -----------        ----------      ---------
   Net interest income after provision
     for loan losses                          3,723           --                --                --          3,723
Other income                                    517        2,336             1,164                --          4,017
Other expenses                                3,671        1,943               967                53          6,634
Depreciation and amortization                   413           63                46                --            522
                                         ----------   ----------       -----------        ----------      ---------
     Income (loss) before income taxes          156          330               151               (53)           584
Income tax (benefit) expense                    (57)         159                73               (20)           155
                                         ----------   ----------       -----------        ----------      ---------
       Net income (loss)                 $      213   $      171       $        78        $      (33)     $     429
                                         ==========   ==========       ===========        ==========      =========

Total Assets                             $  526,872   $   18,905       $     4,387        $        6      $ 550,170
                                         ==========   ==========       ===========        ==========      =========

                                                     Three Months Ended March 31, 2007
                                         --------------------------------------------------------
                                         Banking       Insurance   Benefit Consulting    Total
                                         Activities   Activities      Activities
                                                              (in thousands)
Net interest income                      $    3,088   $       --      $       --        $  3,088
Provision for loan losses                        --           --              --              --
                                         ----------   ----------      ----------        --------
   Net interest income after provision
     for loan losses                          3,088           --              --           3,088
Other income                                    936        2,611             701           4,248
Other expenses                                3,173        2,131             661           5,965
Depreciation and amortization                   252           58              56             366
                                         ----------   ----------      ----------        --------
       Income before income taxes               599          422             (16)          1,005
Income tax expense (benefit)                    122          140              (5)            257
                                         ----------   ----------      ----------        --------
       Net income (loss)                 $      477   $      282      $      (11)       $    748
                                         ==========   ==========      ==========        ========

Total Assets                             $  443,387   $   12,967      $    3,993        $460,347
                                         ==========   ==========      ==========        ========

The following represents a reconciliation of the Company's reported segment assets to consolidated assets as of March 31:

                                               2008        2007
                                            ---------   ---------
               Assets

Total assets for reportable segments        $ 550,170   $ 460,347
Elimination of intercompany cash balances      (7,515)     (5,323)
                                            ---------   ---------

Consolidated Total                          $ 542,655   $ 455,024
                                            =========   =========

Note I - Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB statement No. 87, 88, 106 and 132
(R). Effective for fiscal years ending after December 15, 2008, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end. The Company has elected to use the remeasurement method for adjusting from a September measurement date to the December measurement date. Under this method, the plan assets and benefit obligations are remeasured as of the beginning of the fiscal year that the measurement date provisions are applied. The Company then uses those new measurements to determine the effects of the measurement date change as of the beginning of the fiscal year that the measurement date provisions are applied. Adoption of this FASB resulted in $13,691, net of tax of $5,476 being recognized as an adjustment to retained earnings for the net periodic benefit cost for the period October 1, 2007 to December 31, 2007. In addition, the change in fair value of plan assets and the benefit obligations for the period between October 1, 2007 to December 31, 2007 of $116,423, net of tax of $46,569 was recognized as a separate adjustment of the opening balance of accumulated other comprehensive income as of January 1, 2008.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. As of January 1, 2008, the Company elected the fair value option for certain preferred and common equity securities. The effect of the adoption is described in Note J below.

Note J - Fair Value

Fair Value Option

The following table summarizes the impact of adopting the fair value option for preferred and common equity securities on January 1, 2008. The Company has elected to adopt this standard for these securities as they do not have stated maturity values and the fair value fluctuates with market changes and using fair value appears to be an appropriate measure. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption of Statement 159

                                                                                 Balance Sheet
                                               Balance Sheet       Net Gain/     1/1/08 after
                                               1/1/08              (Loss) upon   Adoption of
                                               Prior to Adoption   Adoption      Fair Value Option
                                               ---------------------------------------------------
                                                                 (in thousands)
Assets:
        Investment securities                  $11,123             $    (2,532)  $11,123

Cumulative effect of adoption (pre-tax)                                 (2,532)
Tax impact                                                               1,013
Cumulative effect adjustment (net of tax),
        Decrease to retained earnings                              $     1,519

Fair Value Measurement

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

         Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

         Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

         Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions used to estimate the fair value of items:

         Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities (Level 2 inputs) or unobservable inputs that represents assumptions such as financial forecasts or projected earnings (Level 3).

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

                                                 Fair Value Measurements at March 31, 2008 Using
                                                 -----------------------------------------------
                                                                      Significant
                                                 Quoted Prices in     Other         Significant
                                                 Active Markets for   Observable    Unobservable
                                     March 31,   Identical Assets     Inputs        Inputs
                                     2008        (Level 1)            (Level 2)     (Level 3)
                                     -----------------------------------------------------------
                                                            (in thousands)
Assets:
Trading securities                   $  13,041          --             $  11,213     $  1,828
Available for sale securities           81,481          --                73,905        7,576

The Level 3 assets include trust preferred securities and corporate debt and equity securities which are all rated investment grade.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008:

                                                Fair Value Measurements Using Significant
                                                           Unobservable Inputs
                                                                (Level 3)
                                                -----------------------------------------
                                                              Securities
                                                Trading       Available for
                                                Securities    Sale                 Total
                                                -----------------------------------------
                                                              (in thousands)
Beginning balance January 1, 2008               $  1,996      $  8,455          $ 10,451
Total gains or losses (realized/unrealized)
   Included in earnings
      Interest income on securities                  (10)           (6)              (16)
      Other changes in fair value                   (158)           --              (158)
   Included in other comprehensive income             --          (873)             (873)
                                                -----------------------------------------

Ending balance March 31, 2008                   $  1,828      $  7,576          $  9,404
                                                =========================================

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are in nonaccrual status). Dividend income is recorded based on cash dividends. Cash flows from the purchase and sale of securities for which the fair value option has been elected are shown as investing activities within the consolidated statement of cash flows.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2008:

                                  Changes in Fair Values for the Period ended March 31, 2008, for items
                                  Measured at Fair Value Pursuant to Election of the Fair Value Option
                                  ---------------------------------------------------------------------
                                                                    Total Changes
                                                                    In Fair Values
                                  Other                             Included in
                                  Gains and   Interest   Interest   Current Period
                                  Losses      Income     Expense    Earnings
                                  ------------------------------------------------
                                                   (in thousands)
Assets:
         Trading securities       $ 604             --         --   $ 604

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency and employee benefit services provided by subsidiaries of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. The Company has four primary business segments; it's banking franchise, insurance activities, benefit consulting activities and risk management activities. However, only the banking franchise is deemed material to the Bank's financial condition and results of operations. Consequently, segment disclosures are not presented in the Management's Discussion and Analysis. At both December 31, 2007 and March 31, 2008 the Company had 7,726,710 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a semi-annual cash dividend as of January 29, 2008 of $0.24 per share which was paid to its shareholders on February 12, 2008. Oneida Financial MHC waived its receipt of dividends.

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

      Assets acquired as a result of the acquisition totaled $66.9 million and resulted in additional goodwill and core deposit intangibles of approximately $5.9 million. Amortization expense of the core deposit intangible was $66,000 for the three months ended March 31, 2008. The core deposit intangible is being amortized using a 10-year accelerated method amortization term.

      Effective January 1, 2008, the Company adopted FASB No. 157 Fair Value Measurements and FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Footnote J to the consolidated financial statements sets forth the fair value measurements using Level 1, Level 2 or Level 3 as defined in the FASB as of March 31, 2008. Level 3 assets totaled $9.4 million and $10.5 million as of March 31, 2008 and December 31, 2007 respectively and represented 2% of total assets. The assets include trust preferred securities and corporate debt and equity securities which are all rated investment grade. There were no assets transferred into or from the Level 3 category during the quarter. In addition, for the level 3 assets, $1.8 million represents trading securities whose change in fair value of $158,000 loss was recognized in the consolidated statement of operations for the quarter ended March 31, 2008. The remaining level 3 assets of $7.6 million had an unrealized loss at March 31, 2008 of $870,000.

      FASB No. 159 provides companies with the option to report selected financial assets and liabilities at fair value and establishes disclosure requirements. Footnote J to the consolidated financial statements sets forth the assets which management has elected to fair value. As of January 1, 2008, Management has elected to apply FASB 159 to preferred and common equity securities currently in the portfolio. These securities do not have stated market values and whose fair value fluctuates with market changes. As of March 31, 2008, a change in fair value of $604,000 loss was recognized in the consolidated statement of operations.

      During the first quarter 2008 we renamed MacDonald/Yando Agency Inc. subsidiary to Workplace Health Solutions, Inc.("WHS") WHS is designed to develop a series of proactive medical services to help mitigate and prevent work related injuries. This subsidiary was designed to compliment our other subsidiaries with an overall philosophy of innovative risk management services.

FINANCIAL CONDITION

      ASSETS. Total assets at March 31, 2008 were $542.7 million, an increase of $20.4 million from $522.3 million at December 31, 2007. Mortgage-backed securities increased $18.6 million reflecting purchases of $21.0 million of mortgage-backed securities partially offset by the principal collected on and proceeds from sales and maturities of mortgaged-backed securities. Investment securities decreased $1.3 million due to purchases of $13.0 million offset by the principal collected on and proceeds from sales and maturities of investment securities. Market rate fluctuations during the quarter have resulted in mortgage-backed securities being more attractive to invest proceeds from called securities and excess cash and cash equivalents in. Loans receivable, including loans held for sale, decreased $3.4 million to $281.0 million at March 31, 2008 compared with $284.4 million at December 31, 2007. At March 31, 2008, total commercial real estate loans decreased by $1.3 million while commercial business loans increased by $220,000 from December 31, 2007. At March 31, 2008 total consumer loans decreased by $1.6 million from December 31, 2007. Residential loans increased by $2.3 million since December 31, 2007, after the sale of $5.0 million of fixed-rate residential real estate loans in the secondary market during the three month period. Goodwill and other intangibles totaled $25.4 million as of March 31, 2008 and December 31, 2007. Additional goodwill in the amount of $129,000 was recorded for the contingent purchase payment made to Benefit Consulting Group LLC. Under the terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period starting with the year ended December 31, 2006. Offsetting this payment was the amortization expense recorded on a monthly basis.

      The allowance for loan losses was $2.5 million at March 31, 2008 and December 31, 2007. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At March 31, 2008 the allowance for loan losses as a percentage of net loans receivable was 0.89% as compared to 0.88% as of December 31, 2007.

      LIABILITIES. Total liabilities increased by $20.9 million to $483.9 million at March 31, 2008 from $463.0 million at December 31, 2007. The increase is primarily the result of an increase in interest-bearing deposits of $23.8 million offset by a decrease in non-interest bearing deposits of $1.7 million. Certificates of deposit increased $23.0 million from December 31, 2007 to March 31, 2008 due to growth of the municipal banking subsidiary.

      STOCKHOLDERS' EQUITY. Total stockholders' equity decreased by $565,000 to $58.8 million at March 31, 2008 as compared $59.3 million at December 31, 2007. Stockholders' equity decreased by $831,000 due to the payment of semiannual cash dividends of $0.24 partially offset by the addition of after-tax net income of $429,000 for the three months ended March 31, 2008.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended March 31, 2008 and 2007 and for the year ended December 31, 2007. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

         TABLE 1.  Average Balance Sheet.

                                                    Three Months Ended March 31,                      Twelve Months Ended Dec. 31,
                                    ---------------------------------------------------------------  ------------------------------
                                                   2008                             2007                            2007
                                      Average    Interest             Average     Interest             Average    Interest
                                    Outstanding  Earned/   Yield/   Outstanding   Earned/   Yield/   Outstanding  Earned/   Yield/
                                      Balance      Paid     Rate      Balance       Paid     Rate      Balance      Paid     Rate
                                    -----------  --------  ------   -----------  ---------  ------   -----------  --------  ------
                                                       (Dollars in Thousands)
Assets
------
Interest-earning Assets:
------------------------
Loans Receivable                    $   285,590  $  4,704    6.59%  $   248,554  $  4,218     6.79%  $   271,789  $ 18,552    6.83%
Investment and Mortgage-Backed
   Securities                           129,210     1,680    5.20%       95,241     1,129     4.74%      107,120     5,442    5.08%
Federal Funds                             7,711        65    3.37%       11,078       166     5.99%       15,814       829    5.24%
Equity Securities                        18,674       276    5.91%       15,392       203     5.28%       13,648       850    6.23%
                                    -----------  --------   -----   -----------  --------    -----   -----------  --------  ------
Total Interest-earning Assets           441,185     6,725    6.10%      370,265     5,716     6.18%      408,371    25,673    6.29%
                                    -----------  --------   -----   -----------  --------    -----   -----------  --------  ------
Non interest-earning Assets:
----------------------------
Cash and due from banks                  12,850                          11,783                           14,771
Other assets                             74,219                          60,988                           71,107
                                    -----------                     -----------                      -----------
   Total assets                     $   528,254                     $   443,036                      $   494,249
                                    ===========                     ===========                      ===========
Liabilities and Stockholders'
Equity
-----------------------------
Interest-bearing Liabilities:
-----------------------------
Money Market Deposits               $    71,077  $    431    2.44%  $    45,195  $    335     3.01%  $    58,370  $  1,831    3.14%
Savings Accounts                         74,264       145    0.79%       66,633       114     0.69%       74,332       570    0.77%
Interest-bearing Checking                39,577        57    0.58%       31,559        55     0.71%       36,024       265    0.74%
Time Deposits                           156,483     1,701    4.37%      118,283     1,294     4.44%      138,651     6,372    4.60%
Borrowings                               56,609       666    4.73%       65,519       814     5.04%       59,710     2,948    4.94%
Notes Payable                               142         2    5.66%        1,303        16     4.87%          836        42    5.02%
                                    -----------  --------   -----   -----------  --------    -----   -----------  --------  ------
Total Interest-bearing Liabilities      398,152     3,002    3.03%      328,492     2,628     3.24%      367,923    12,028    3.27%
                                    -----------  --------   -----   -----------  --------    -----   -----------  --------  ------
Non-interest-bearing Liabilities:
---------------------------------
Demand deposits                          62,549                          50,475                           61,187
Other liabilities                         8,285                           5,697                            6,661
                                    -----------                     -----------                      -----------
   Total liabilities                $   468,986                     $   384,664                      $   435,771
                                    -----------                     -----------                      -----------
Stockholders' equity                     59,268                          58,372                           58,478
                                    -----------                     -----------                      -----------
Total liabilities and stockholders'
   equity                           $   528,254                     $   443,036                      $   494,249
                                    ===========                     ===========                      ===========

   Net Interest Income                           $  3,723                        $  3,088                         $ 13,645
                                                 ========                        ========                         ========
   Net Interest Spread                                       3.07%                            2.94%                           3.02%
                                                            =====                            =====                          ======
   Net Earning Assets               $    43,033                      $   41,773                      $    40,448
                                    ===========                      ==========                      ===========
   Net yield on average
     Interest-earning assets                         3.38%                           3.34%                            3.34%
                                                 ========                        ========                         ========
   Average interest-earning
      assets to average
      Interest-bearing liabilities       110.81%                         112.72%                                    110.99%
                                    ===========                     ===========                                   ========

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended March 31, 2008 was $429,000, a decrease of $319,000 or 42.6% from $748,000 for the three months ended March 31, 2007. The decrease in net income was primarily the result of a decrease in other income and an increase in other expenses offset by an increase in net interest income and a decrease in the provision for income taxes. Net income from operations for the first quarter, which excludes the FASB 159 change in fair value of $604,000, net of $163,000 income taxes, was $870,000 or $0.11 per diluted share. This compares to net income from operations for the 2007 first quarter of $748,000, or $0.10 per diluted share. The increase in net income from operations was primarily due to an increase in net interest income, an increase in non-interest income and a decrease in the provision for income taxes, partially offset by an increase in non-interest expense. The acquisition of The National Bank of Vernon and the opening of a banking, insurance and retail center in the Griffiss Business and Technology Park in Rome, New York both completed in the second quarter of 2007 contributed to the increase in non-interest expense.

      INTEREST INCOME. Interest and dividend income increased by $1.0 million or 17.7%, to $6.7 million for the three months ended March 31, 2008 from $5.7 million for three months ended March 31, 2007. The increase in interest income was the result of an increase in the average balances of interest-earning assets during the current period of $70.9 million. This increase was partially offset by a decrease in the yield of 8 basis points on interest earning assets. The increase in interest-earning assets is primarily due to the acquisition of Vernon Bank Corporation on April 2, 2007.

      Interest on loans increased $486,000 to $4.7 million for the three months ended March 31, 2008 from $4.2 million for the three months ended March 31, 2007. The increase in interest income on loans is a result of an increase of $37.0 million in the average balance of loans receivable for the three months ended March 31, 2008 as compared with the same period in 2007 offset by a decrease of 20 basis points in the average yield to 6.59% for the three months ended March 31, 2008 from 6.79% for the three months ended March 31, 2007. The average balance of commercial loans increased $4.9 million at March 31, 2008 from March 31, 2007 while commercial real estate loans increased $11.7 million. The average balance of residential real estate loans increased $20.2 million for the same time period, after recording the sale of $18.3 million in fixed rate one-to-four family residential real estate loans over the last 12 months.

      Interest on investments and mortgage-backed securities increased $551,000 as a result of an increase in the average balance of investment securities and mortgage-backed securities of $34.0 million for the three months period ending March 31, 2008 as compared with the same period in 2007. The average yield increased 46 basis points to 5.20% for the three months ended March 31, 2008 from 4.74% for the three months ended March 31, 2007.

      Interest income from federal funds decreased during the three months ended March 31, 2008 to $65,000 as compared with $166,000 for the 2007 period. The decrease in interest income is primarily due to a decrease in the average balance of $3.4 million as well as a decrease of 262 basis points in the average yield. The decrease in the average balance of federal funds sold was due to the liquidity needed in 2007 to provide for the cash consideration required for the acquisition of Vernon Bank Corporation.

      INTEREST EXPENSE. Interest expense was $3.0 million for the three months ended March 31, 2008, an increase of $374,000 or 14.2% from the same period in 2007. The increase in interest expense is due to an increase in interest paid on deposit accounts partially offset by a decrease in interest paid on borrowed funds. Interest expense on borrowed funds totaled $666,000 for the first quarter of 2008 compared with $814,000 for the 2007 period. The average balance of borrowings decreased $8.9 million for the three months period ending March 31, 2008 as compared with the same period in 2007. The cost of borrowed funds decreased 31 basis points to 4.73% for the three months ended March 31, 2008 from 5.04% for the three months ended March 31, 2007. Interest expense on deposits increased $536,000 and totaled $2.3 million for the three months ended March 31, 2008 as compared to $1.8 million for the three month period in 2007. The average cost of deposits was 2.75% for the three month period ending March 31, 2008 compared with 2.79% for the three month period in 2007. In addition, the average balance of deposit accounts increased $79.7 million from March 2007 to March 2008.

      PROVISION FOR LOAN LOSSES. There were no provisions for possible loan losses made during the first quarters of 2008 and 2007. The allowance for loan losses was $2.5 million for the three months ended March 31, 2008, an increase of $411,000 from $2.1 million at March 31, 2007. The ratio of the net loan loss allowance to loans receivable is 0.89% at March 31, 2008 as compared with a ratio of 0.85% of loans receivable at March 31, 2007. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

      OTHER INCOME. Other operating income decreased by $231,000 for the three-month period ending March 31, 2008 compared with the same period in 2007 to $4.0 million from $4.2 million. The decrease in other income was primarily due to a change in fair value of $604,000 that was recognized in connection with the adoption of FAS 159 for certain preferred and common equity securities. During the first quarter 2008, the change in fair value of these securities as determined by market trading prices ranged from an unrealized gain of $164,000 to an unrealized loss of $604,000 which was recognized at March 2008. The Company intends to hold these securities due to the dividend and other features of the securities and therefore does not expect to realize the loss recorded. The decrease was offset by increases in commissions and fees on the sale of non-banking products through the Company's subsidiaries for the three months ended March 31, 2008 as compared with the same period during 2007. Commissions and fees on sales of non-banking products was $3.5 million for the three months ended March 31, 2008 as compared to $3.3 million for the same period in 2007. In addition, service charges on deposit accounts increased $132,000 or 20.2% for the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

      OTHER EXPENSES. Other operating expenses increased by $825,000 or 13.0%, to $7.2 million for the three months ended March 31, 2008 from $6.3 million for the same period in 2007. The increase in non-interest expense primarily is the result of an increase in equipment and other operating expenses associated with the expansion of our banking franchise resulting from the acquisition of the Vernon Bank Corporation and the completion of our banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York. Compensation expense increased $463,000 or 11.2% largely associated with the revenue growth of the insurance and consulting subsidiaries as well as due to the acquisition of Vernon Bank Corporation.

      INCOME TAX. Income tax expense decreased to $155,000 for the three months ended March 31, 2008 as compared to $257,000 for the first quarter 2007. Net income decreased from $748,000 to $429,000 for the three month period while the effective tax rate increased to 26.5% for the three months of 2008 from 25.6% for the three months of 2007 to reflect the overall tax rate expected to be in effect for 2008.

      LIQUIDITY AND CAPITAL RESOURCES. In addition to the Company's primary funding sources of cash flow from banking and insurance operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market and fees from the sales of insurance products. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and mortgage prepayments are greatly influenced by general interest rates, the economic environment and local competitive conditions.

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2008, loan originations totaled $22.8 million compared to $17.5 million during the first quarter of 2007. The purchases of mortgage-backed securities totaled $21.0 million during the first quarter of 2008 as compared to $0 during the first quarter of 2007. The increase in the purchases of mortgage-backed securities is due to additional liquidity provided by increased deposits.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the first quarter of 2008 cash flows provided by the sale, principal payments and maturity of securities available for sale were $15.8 million compared to $10.6 million for the same period in 2007.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of

March 31, 2008 the Company had outstanding commitments to originate loans of approximately $6.4 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $6.2 million at March 31, 2008.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $53.3 million at March 31, 2008 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of March 31, 2008 the total of cash, interest-earnings demand accounts and federal funds sold was $24.3 million.

At March 31, 2008, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                        To Be Well
                                                                                     Capitalized Under
                                                               For Capital           Prompt Corrective
                                          Actual             Adequacy Purposes       Action Provisions
                                  ---------------------   ----------------------   ---------------------
                                     Amount       Ratio      Amount       Ratio      Amount        Ratio
                                                          (Dollars in thousands)
As of March 31, 2008:
   Total Capital
      (to Risk Weighted Assets)   $   36,643      10.48%  $  27,971          8%    $  34,964         10%
   Tier I Capital
      (to Risk Weighted Assets)   $   34,147       9.77%  $  13,986          4%    $  20,979          6%
   Tier I Capital
      (to Average Assets)         $   34,147       6.84%  $  19,957          4%    $  24,947          5%

                                                                                        To Be Well
                                                                                     Capitalized Under
                                                                For Capital          Prompt Corrective
                                          Actual             Adequacy Purposes       Action Provisions
                                  ---------------------   ----------------------   ---------------------
                                   Amount         Ratio      Amount       Ratio      Amount        Ratio
                                                         (Dollars in thousands)
As of December 31, 2007:
   Total Capital
      (to Risk Weighted Assets)   $   35,221      10.18%  $  27,682         8%     $  34,602         10%
   Tier I Capital
      (to Risk Weighted Assets)   $   32,710       9.45%  $  13,841         4%     $  20,761          6%
   Tier I Capital
      (to Average Assets)         $   32,710       6.60%  $  19,830         4%     $  24,787          5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2008 and 2007 (unaudited)

(Annualized where appropriate)                              Three Months Ending
                                                                 March 31,
                                                              2008         2007
                                                            ------     --------
Performance Ratios:

      Return on average assets                                0.32%        0.68%
      Return on average equity                                2.90%        5.13%
      Net interest margin                                     3.38%        3.34%
      Efficiency Ratio                                       90.63%       85.10%
   Ratio of operating expense to average total assets         5.42%        5.72%
   Ratio of average interest-earning assets
   to average interest-bearing liabilities                  110.81%      112.72%

Asset Quality Ratios:

      Non-performing assets to total assets                   0.09%        0.01%
      Allowance for loan losses to non-performing loans     577.78%    3,677.19%
      Allowance for loan losses to loans receivable, net      0.89%        0.85%

Capital Ratios:

      Total stockholders' equity to total assets             10.83%       12.84%
      Average equity to average assets                       11.22%       13.18%

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2008, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2007 Annual Report to Stockholders. There has been no material change in the Company's interest rate risk profile since December 31, 2007.

ITEM 4T.    Controls and Procedures

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

Item 1a     Risk Factors

      There has not been any material change in the risk factors disclosure from that contained in the Company's 2007 Form 10-K for the fiscal year ended December 31, 2007.

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

      There was no repurchase activity during the three months ended March 31, 2008. Our current repurchase plan of 250,000 was announced on February 13, 2008 and represents 3.2% of the common stock outstanding. The plan has no expiration date.

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

                                          ONEIDA FINANCIAL CORP.

Date: May 14, 2008                        By: /s/ Michael R. Kallet
                                          ----------------------------------
                                          Michael R. Kallet
                                          President and Chief Executive Officer

Date: May 14, 2008                        By: /s/ Eric E. Stickels
                                          ----------------------------------
                                          Eric E. Stickels
                                          Executive Vice President and Chief
                                          Financial Officer