Form 10-Q
period 2008-06-30
ONEIDA FINANCIAL CORP
filed 2008-08-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008

                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________
                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

            Federal                                 16-1561678
-------------------------------    ---------------------------------------------
(State or other jurisdiction of                    (IRS Employer)
 incorporation or organization)                Identification Number)

                     182 Main Street, Oneida, New York 13421

                    (Address of Principal Executive Offices)
                 ----------------------------------------------

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

      Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):
  [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer
                         [X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes [ ] No [X]

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,726,810 shares of the Registrant's common stock outstanding as of August 1, 2008.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements                                                       1

              Consolidated Statements of Condition (unaudited)
              As of June 30, 2008 and December 31, 2007                                  2

              Consolidated Statements of Operations (unaudited)
              For the three and six months ended June 30, 2008 and 2007                  3

              Consolidated Statements of Comprehensive Income (unaudited)
              For the three and six months ended June 30, 2008 and 2007                  4

              Consolidated Statements of Changes in Stockholders' Equity (unaudited)
              For the three and six months ended June 30, 2008                           5

              Consolidated Statements of Cash Flows (unaudited)
              For the three and six months ended June 30, 2008 and 2007                  6

              Notes to Consolidated Financial Statements (unaudited)                     7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                                 17

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk                26

   Item 4T.   Controls and Procedures                                                   26

PART II.      OTHER INFORMATION                                                         27

   Item 1.    Legal Proceedings                                                         27

   Item 1a.   Risk Factors                                                              27

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds               27

   Item 3.    Defaults Upon Senior Securities                                           28

   Item 4.    Submission of Matters to a Vote of Security Holders                       28

   Item 5.    Other Information                                                         28

   Item 6.    Exhibits                                                                  28

PART I.     FINANCIAL INFORMATION
                Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2008 and December 31, 2007

                                                                     (unaudited)
                                                                     At June 30,      At December 31,
                                                                        2008               2007
                                                                     -----------    ------------------
                                                                     (in thousands, except share data)
ASSETS
       Cash and due from banks                                       $    13,151    $         14,744
       Federal funds sold                                                     42               1,717
                                                                     ---------------------------------
TOTAL CASH AND CASH EQUIVALENTS                                           13,193              16,461

       Trading securities                                                 13,037                  --
       Investment securities, at fair value                               72,720              95,811
       Mortgage-backed securities, at fair value                          78,820              46,583

       Mortgage loans held for sale                                          377               3,593

       Loans receivable                                                  292,891             283,336
       Allowance for loan losses                                          (2,528)             (2,511)
                                                                     ---------------------------------
LOANS RECEIVABLE, NET                                                    290,363             280,825

       Federal Home Loan Bank stock                                        3,846               3,404
       Bank premises and equipment, net                                   22,161              22,532
       Accrued interest receivable                                         2,680               2,658
       Other assets                                                       11,822              10,534
       Cash surrender value - life insurance                              14,728              14,480
       Goodwill                                                           23,003              22,793
       Other intangible assets                                             2,366               2,641
       -----------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                  $   549,116    $        522,315
       ===============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Interest bearing deposits                                     $   362,130    $        334,444
       Non-interest bearing deposits                                      65,879              65,685
       Borrowings                                                         58,900              56,400
       Notes payable                                                          86                 158
       Other liabilities                                                   5,194               6,288
                                                                     ---------------------------------
TOTAL LIABILITIES                                                        492,189             462,975
Stockholders' equity:
       Preferred stock, 1,000,000 shares authorized                           --                  --
       Common stock ($.01 par value; 20,000,000 shares authorized;
         8,322,452 shares issued)                                             83                  83
       Additional paid-in capital                                         19,138              19,053
       Retained earnings                                                  45,168              46,435
       Accumulated other comprehensive (loss)                             (4,392)             (3,161)
       Treasury stock (at cost, 537,156 and 537,256 shares)               (3,070)             (3,070)
       -----------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                         56,927              59,340
       -----------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   549,116    $        522,315
       ===============================================================================================

    The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 (unaudited) and 2007 (unaudited)

                                                               Three Months Ended         Six Months Ended
                                                             June 30,     June 30,     June 30,     June 30,
                                                               2008         2007         2008         2007
                                                             --------     --------     --------     ---------
                                                             (in thousands, except share and per share data)
INTEREST INCOME:
     Interest and fees on loans                              $  4,518     $  4,636     $  9,223     $  8,854
     Interest on investment and mortgage-backed
       securities                                               1,869        1,353        3,548        2,482
     Dividends on equity securities                               255          194          531          397
     Interest on federal funds sold and
       interest-earning deposits                                   76          257          141          423
-------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                           6,718        6,440       13,443       12,156
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Savings deposits                                             153          155          298          269
     Money market and interest-bearing checking                   429          514          917          904
     Time deposits                                              1,625        1,598        3,326        2,892
     Borrowings                                                   643          725        1,309        1,539
     Notes Payable                                                  1           13            3           29
-------------------------------------------------------------------------------------------------------------
         Total interest expense                                 2,851        3,005        5,853        5,633
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             3,867        3,435        7,590        6,523
     Less: Provision for loan losses                              150           --          150           --
-------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses          3,717        3,435        7,440        6,523
-------------------------------------------------------------------------------------------------------------
OTHER INCOME:
     Gain on sale of securities, net                               22           --           18            1
     Gain on sale of mortgages, net                                27           48           72           73
     Commissions and fees on sales of
       non-banking products                                     3,373        3,386        6,873        6,698
     Other operating income                                     1,074        1,095        2,154        2,005
     Changes in fair value                                          5           --         (599)          --
-------------------------------------------------------------------------------------------------------------
   Total other income                                           4,501        4,529        8,518        8,777
-------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
     Compensation and employee benefits                         4,715        4,332        9,295        8,449
     Occupancy expenses, net                                    1,070        1,121        2,283        2,122
     Other operating expense                                    1,548        1,445        2,911        2,658
-------------------------------------------------------------------------------------------------------------
   Total other expenses                                         7,333        6,898       14,489       13,229
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        885        1,066        1,469        2,071
-------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                     239          312          394          569
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $    646     $    754     $  1,075     $  1,502
=============================================================================================================
EARNINGS PER SHARE - BASIC                                   $   0.08     $   0.10     $   0.14     $   0.20
=============================================================================================================
EARNINGS PER SHARE - DILUTED                                 $   0.08     $   0.10     $   0.14     $   0.19
=============================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Six Months Ended June 30, 2008 (unaudited) and 2007 (unaudited)

                                                               Three Months Ended         Six Months Ended
                                                             June 30,     June 30,     June 30,     June 30,
                                                               2008         2007         2008         2007
                                                             --------     --------     --------     --------
                                                                 (In thousands)            (In thousands)
Net income                                                   $    646     $    754     $  1,075     $  1,502
                                                             --------     --------     --------     --------

Other comprehensive income, net of tax:

   Unrealized losses on securities arising during period       (4,245)      (1,843)      (4,534)      (1,724)
     Less: reclassification adjustment for gains included
       in net income                                              (22)          --          (18)          (1)
                                                             --------     --------     --------     --------
     Net unrealized (losses)                                   (4,267)      (1,843)      (4,552)      (1,725)
   Change in unrealized loss on pension benefits                   42           --           84           --
                                                             --------     --------     --------     --------
Other comprehensive (loss) before tax                          (4,225)      (1,843)      (4,468)      (1,725)
     Net income tax effect                                      1,690          737        1,787          690
                                                             --------     --------     --------     --------
Other comprehensive (loss), net of tax                         (2,535)      (1,106)      (2,681)      (1,035)

Comprehensive (loss) income                                  $ (1,889)    $   (352)    $ (1,606)    $    467
                                                             ========     ========     ========     ========

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months and Six Months Ended June 30, 2008 (unaudited)

                                                                                              Accumulated
                                                                     Additional                  Other
                                                    Common Stock      Paid-In     Retained   Comprehensive   Treasury
                                                 Shares     Amount    Capital     Earnings   Income (Loss)     Stock      Total
                                                                     (in thousands, except number of shares)
Balance as of December 31, 2007                 8,322,452     $ 83     $ 19,053   $ 46,435        $ (3,161)  $ (3,070)  $ 59,340
Net income                                                                             429                                   429
Other comprehensive loss, net of tax                                                                  (146)                 (146)
Shares earned under stock plans                                              44                                               44
Common stock dividends: $0.24 per share                                               (831)                                 (831)
Adjustment to initially apply SFAS No. 159
   net of tax (Note J)                                                              (1,519)          1,519                    --
Adjustment to initially apply measurement
   provisions of SFAS No. 158 (Note I)                                                   8             (69)                  (61)

                                                ---------------------------------------------------------------------------------

Balance as of March 31, 2008                    8,322,452     $ 83     $ 19,097   $ 44,522        $ (1,857)  $ (3,070)  $ 58,775
Net income                                                                             646                                   646
Other comprehensive loss, net of tax                                                                (2,535)               (2,535)
Shares earned under stock plans                                              41                                               41

                                                ---------------------------------------------------------------------------------

Balance as of June 30, 2008                     8,322,452     $ 83     $ 19,138   $ 45,168        $ (4,392)  $ (3,070)  $ 56,927
                                                =================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND  SUBSIDIARIES
CONSOLIDATED STATEMENT  OF CASH FLOWS
For the Three Months and Six Months Ended June 30, 2008 (unaudited) and 2007 (unaudited)

                                                                       Three Months Ended           Six Months Ended
                                                                     June 30,      June 30,      June 30,      June 30,
                                                                       2008          2007          2008          2007
                                                                    ----------    ----------    ----------    ----------
                                                                                   (in thousands)
Operating Activities:
   Net income                                                       $      646    $      754    $    1,075    $    1,502
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                         524           516         1,047           882
     Amortization of premiums/discounts on securities, net                  25             7            50            47
     Net change in valuation of financial instruments carried
       at fair value                                                        (5)           --           599            --
     Provision for loan losses                                             150            --           150            --
     Stock compensation earned                                              41            44            85            88
     Loss on sale of other real estate                                       6            --             6            --
     Gain on sale/call of securities, net                                  (22)           --           (18)           (1)
     Gain on sale of loans, net                                            (27)          (48)          (72)          (73)
     Income tax payable                                                    (58)         (512)          108          (319)
     Accrued interest receivable                                          (262)         (311)          (22)          (95)
     Other assets                                                       (1,128)        9,859          (248)         (766)
     Other liabilities                                                     (27)          540        (1,166)         (449)
     Origination of loans held for sale                                 (4,852)       (6,087)       (6,741)      (11,399)
     Proceeds from sales of loans                                        5,012         5,810        10,029        10,399
-------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                  23        10,572         4,882          (184)
-------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Purchase of investment securities                                    (4,177)       (6,595)      (17,180)       (8,230)
   Principal collected on and proceeds of maturities
      sales or calls from investments                                   10,156         3,640        23,164        12,913
   Purchase of mortgage-backed securities                              (18,998)         (592)      (40,020)         (592)
   Principal collected on and proceeds from sales
      of mortgage-backed securities                                      3,918         1,836         6,671         3,207
   Net increase in loans                                               (10,082)       (5,103)       (9,792)       (1,016)
   Purchase of bank premises and equipment                                (295)       (1,118)         (401)       (2,758)
   Proceeds from sale of other real estate                                  69            22            69            22
   Purchase of insurance agency                                            (73)          (66)          (73)          (66)
   Purchase of consulting group                                             --            --          (129)         (132)
   Purchase of bank (net of cash acquired)                                  --           908            (8)          908
-------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by investing activities              (19,482)       (7,068)      (37,699)        4,256
-------------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Net increase in demand deposit, savings,
      money market, interest-bearing checking and escrow                22,741         3,191        21,737         6,057
   Net (decrease) increase in time deposits                            (16,904)        5,537         6,143         9,195
   Proceeds from borrowings                                             16,000         9,000        36,000        37,180
   Repayment of borrowings                                             (13,500)      (24,430)      (33,500)      (46,180)
   Cash dividends                                                           --            --          (831)         (831)
   Exercise of stock options (using treasury stock)                         --            --            --            29
-------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                8,337        (6,702)       29,549         5,450
-------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                       (11,122)       (3,198)       (3,268)        9,522
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                        24,315        31,430        16,461        18,710
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $   13,193    $   28,232    $   13,193    $   28,232
=========================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                                   2,876         2,942         5,901         5,573
Cash paid for income taxes                                                 451           475           451           500

Supplemental noncash disclosures:
Transfer of loans to other real estate                                      28            22           104            22
Adoption of fair value option:
   Securities transferred from available for sale to trading                --            --        16,187            --
   Deferred tax asset related to fair value adjustments                     --            --         1,255            --
=========================================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                  JUNE 30, 2008

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the "Company") and its wholly owned subsidiary, Oneida Savings Bank (the "Bank") as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

Note B - Earnings per Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for the calculation unless unearned. Diluted earnings per share give effect to weighted average shares, which would be outstanding assuming the exercise of issued options and awards using the treasury stock method. Earnings per common share have been computed based on the following for the periods ended June 30:

                                            Income        Shares    Per Share
June 30, 2008:
--------------
Net income (Three Months Ended)          $   645,818
                                         -----------

Basic Earnings Per Share:                $   645,818    7,726,739   $    0.08
                                                                    ---------
Effect of dilutive securities:
   Stock options and awards                       --       57,930
                                         ------------------------
Diluted Earnings Per Share               $   645,818    7,784,669   $    0.08
                                                                    ---------

June 30, 2007:
--------------
Net income (Three Months Ended)          $   754,094
                                         -----------

Basic Earnings Per Share:                $   754,094    7,683,550   $    0.10
                                                                    ---------
Effect of dilutive securities:
   Stock options and awards                       --       75,680
                                         ------------------------
Diluted Earnings Per Share               $   754,094    7,759,230   $    0.10
                                                                    ---------

June 30, 2008:
--------------
Net income (Six Months Ended)            $ 1,075,016
                                         -----------

Basic Earnings Per Share:                $ 1,075,016    7,726,724   $    0.14
                                                                    ---------
Effect of dilutive securities:
   Stock options and awards                       --       57,821
                                         ------------------------
Diluted Earnings Per Share               $ 1,075,016    7,784,545   $    0.14
                                                                    ---------

June 30, 2007:
--------------
Net income (Six Months Ended)            $ 1,502,051
                                         -----------

Basic Earnings Per Share:                $ 1,502,051    7,682,341   $    0.20
                                                                    ---------
Effect of dilutive securities:
   Stock options and awards                       --       73,746
                                         ------------------------
Diluted Earnings Per Share               $ 1,502,051    7,756,087   $    0.19
                                                                    ---------

Stock options for 51,362 and 52,368 shares of common stock were not considered in computing diluted earnings per common share for the three months ending June 30, 2008 and June 30, 2007 respectively because they were antidilutive. For the six months ending June 30, 2008 and June 30, 2007, stock options for 51,362 and 52,368 shares, respectively, were not considered.

Note C - Stock-Based Compensation

The Company's 2000 Stock Option Plan, which is shareholder approved, permits the granting of share options to its Company's directors, officers and key employees for up to 374,568 shares of common stock. The exercise price of options granted is equal to the market value of the Company's shares at the date of grant. All unexercised options granted expire by April 2010 and options vest and become exercisable ratably over a one to five-year period. The plan also has a reload feature which entitles the option holder, who has delivered common stock as payment of the exercise price for option stock, to a new option to acquire additional shares in the amount equal to the shares traded in. The option period during which the reload option may be exercised expires at the same time as that of the original option that the holder has exercised. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. There were 9,243 shares available for future grants under the plan described above as of June 30, 2008 and 2007. There was no unrecognized compensation cost for this plan as of June 30, 2008 as all shares vested under the terms of the plan. There were no new grants during the year.

Activity in the plan for 2008 was as follows:

                                                         Range of
                                              -----------------------------   Weighted Average
                                                            Option Exercise   Exercise Price
                                                Options         Price         Shares             Intrinsic
                                              Outstanding       Per Share     Outstanding        Value
                                              ------------------------------------------------------------
Outstanding at December 31, 2007                  179,267   $ 4.722-$18.167   $  7.676           $ 587,508
Granted                                                --
Exercised                                            (100)
Forfeited                                          (3,450)  $         12.00
                                              -----------
Outstanding at June 30, 2008                      175,717   $ 4.722-$18.167   $  7.592           $ 512,889
                                              ===========

At June 30, 2008, the weighted average information for outstanding and exercisable shares is as follows:

                 Shares outstanding and Exercisable
   --------------------------------------------------------------
   Range of                             Average        Average
   Exercise                             Exercise   Remaining Life
   Price                       Shares   Price          (Years)
   --------------------------------------------------------------

   $3.633 - $5.45             119,890   $  4.722        1.82
   $9.094 - $10.90              4,465   $  9.419        1.82
   $10.900 - $12.717           15,771   $ 11.985        1.82
   $12.717 - $14.534           18,689   $ 14.000        1.82
   $14.534 - $16.350            6,600   $ 14.794        1.82
   $16.350 - $18.167           10,302   $ 17.247        1.82
                              -------   --------        ----
      Total                   175,717   $  7.592        1.82
                              =======   ========        ====

The Management Recognition and Retention Plans provide for the issuance of shares of restricted stock to directors, officers and key employees. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is recognized ratably over the five year vesting period for shares of restricted stock granted that will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans was $41,413 and $43,701 for the three months ended June 30, 2008 and 2007, respectively, and $85,114 and $87,402 for the six month period ending June 30, 2008 and 2007, respectively. Shares unallocated under the plans available for future awards were 14,086 and 12,886 at June 30, 2008 and June 30, 2007 respectively. At June 30, 2008 and December 31, 2007, there were nonvested shares of 44,400 and 45,600 respectively with unrecognized compensation cost of $567,027 and $638,414 respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.45% of the outstanding shares as of June 30, 2008 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.

Note E - Pension Plan

The Bank provides a noncontributory defined benefit retirement accumulation plan (pension plan) covering substantially all employees. Under the pension plan, retirement benefits are primarily a function of the employee's years of service and level of compensation. As of June 15, 2004, the Bank had a plan amendment to freeze the plan benefits for plan participants. The Bank uses a December 31 measurement date for its pension plan.

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                          Three Months Ended         Six Months Ended
                                                        June 30,     June 30,     June 30,     June 30,
                                                          2008         2007         2008         2007
                                                       ----------   ----------   ----------   ----------
Service cost                                           $       --   $       --   $       --   $       --
Interest cost                                              55,000       55,000      110,000      110,000
Expected return on plan assets                            (72,000)     (87,000)    (144,000)    (174,000)
Net amortization and deferral                              42,000       14,000       84,000       28,000
                                                       ----------   ----------   ----------   ----------
   Net periodic pension cost (benefit)                 $   25,000   $  (18,000)  $   50,000   $  (36,000)

Net loss (gain)                                           (25,200)          --      (50,400)          --
Prior service cost (credit)                                    --           --           --           --
                                                       ----------   ----------   ----------   ----------
   Total recognized in other comprehensive income         (25,200)          --      (50,400)          --
                                                       ----------   ----------   ----------   ----------
Total recognized in net periodic benefit cost and
   Other comprehensive income                          $      200   $  (18,000)  $      400   $  (36,000)
                                                       ==========   ==========   ==========   ==========

Weighted-average assumptions as of December 31:     2008      2007
                                                  -------   --------
   Discount rate                                    5.465%     5.080%
   Expected return on plan assets                   7.500%     9.000%

As of June 30, 2008, contributions to the pension plan totaled $14,000. The Bank anticipates contributing $55,988 in 2008 to fund its pension plan.

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

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                          Three Months Ended         Six Months Ended
                                                        June 30,     June 30,     June 30,     June 30,
                                                          2008         2007         2008         2007
                                                       ----------   ----------   ----------   ----------
Service cost                                           $    6,800   $    6,100   $   13,600   $   12,200
Interest cost                                              33,700       33,400       67,400       66,800
Expected return on plan assets                            (52,000)     (51,000)    (104,000)    (102,000)
                                                       ----------   ----------   ----------   ----------
   Net periodic pension cost (benefit)                 $  (11,500)  $  (11,500)  $  (23,000)  $  (23,000)

Net loss (gain)                                                --           --           --           --
Prior service cost (credit)                                    --           --           --           --
                                                       ----------   ----------   ----------   ----------

   Total recognized in other comprehensive income              --           --           --           --
                                                       ----------   ----------   ----------   ----------

Total recognized in net periodic benefit cost and
   Other comprehensive income                          $  (11,500)  $  (11,500)  $  (23,000)  $  (23,000)
                                                       ==========   ==========   ==========   ==========

Weighted-average assumptions as of December 31:    2008       2007
                                                  -------   --------
   Discount rate                                     6.25%      6.25%
   Expected return on plan assets                    7.50%      7.50%

As of June 30, 2008, there were no contributions to the plan during 2008. The Bank does not anticipate contributing in 2008 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at June 30, 2008 and December 31, 2007:
                                                       June 30, 2008
                                            -----------------------------------
                                                            Gross Unrealized
                                            Fair Value      Gains       Losses
                                            -----------------------------------
                                                       (in thousands)
Investment Securities
Available for sale portfolio:
-----------------------------
   Debt securities:
      U. S. Agencies                        $   26,979   $      118   $     279
      Corporate                                 25,435           21       4,525
      State and municipals                      20,306          113         180
                                            ----------   ----------   ---------
                                            $   72,720   $      252   $   4,984
                                            ==========   ==========   =========
Mortgage-Backed Securities
  Available for sale portfolio:
  -----------------------------
   Fannie Mae                               $   26,641   $       55   $     255
   Freddie Mac                                  28,653           15         477
   Ginnie Mae                                    6,561            9          30
   Small Business Administration                    14           --          --
   Collateralized Mortgage Obligations          16,951           47         474
                                            ----------   ----------   ---------
                                            $   78,820   $      126   $   1,236
                                            ==========   ==========   =========

                                                        December 31, 2007
                                                  -----------------------------
                                                               Gross Unrealized
                                                  Fair Value   Gains     Losses
                                                  -----------------------------
                                                           (in thousands)
Investment Securities
   Available for sale portfolio:
   -----------------------------
      Debt securities:
         U. S. Agencies                           $   37,949   $ 146   $    202
         Corporate                                    24,955      45      1,381
         State and municipals                         19,252     148         17
                                                  ----------   -----   --------
                                                      82,156     339      1,600
      Equity investments:
         Preferred and other equity stocks            10,459      --      2,196
         Mutual fund                                   3,196      --        336
                                                  ----------   -----   --------
                                                  $   95,811   $ 339   $  4,132
                                                  ==========   =====   ========
Mortgage-Backed Securities
   Available for sale portfolio:
   -----------------------------
      Fannie Mae                                  $   15,481   $  98   $     98
      Freddie Mac                                     21,826      47        111
      Ginnie Mae                                       2,467      26         --
      Small Business Administration                       14      --         --
      Collateralized Mortgage Obligations              6,795      32         24
                                                  ----------   -----   --------
                                                  $   46,583   $ 203   $    233
                                                  ==========   =====   ========

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

Unrealized losses on other investments have not been recognized into income because the issuer(s) securities are of investment grade (except for General Motors Acceptance Corp. bond), management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to declines in market interest rates since the securities were purchased. The Company currently has a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. The unrealized loss of $446,000 and $264,000 at June 30, 2008 and December 31, 2007 respectively has not been considered other than temporary in that the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value, and management believes that the repayment of the investment is probable at maturity.

The Company currently has a $2.5 million Sallie Mae bond, maturing May 1, 2012 which is rated investment grade. The unrealized loss at June 30, 2008 and December 31, 2007 of $818,000 and $431,000 respectively has not been considered other-than-temporary in that the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value and that based on credit ratings and assessment of likelihood of default the Company has concluded that it is probable that payment will be made at maturity.

The Company currently has $9.7 million of trust preferred securities as of June 30, 2008. The unrealized loss at June 30, 2008 and December 31, 2007 on the nine securities totaled $2.1 million and $442,000 respectively. These securities have been evaluated in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue To Be Held by a Transferor in Securitized Financial Assets, to determine if any are considered other than temporarily impaired. As of June 30, 2008, through review of the current and expected cash flow analysis, underlying collateral and stress tests performed on the securities, none of the trust preferred securities is considered impaired as of June 30, 2008.

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

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At June 30, 2008 the allowance for loan losses as a percentage of net loans receivable was 0.87% as compared to 0.88% at December 31, 2007.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                       Three Months Ended     Six Months Ended
                                      June 30,   June 30,   June 30,   June 30,
                                        2008       2007       2008       2007
                                      --------   --------   --------   --------
                                                    (in thousands)
Balance at beginning of period:       $  2,496   $  2,085   $  2,511   $  2,081
   Charge-offs                            (143)       (32)      (188)       (73)
   Recoveries                               25         30         55         75
   Provision for loan losses               150         --        150         --
   Provision acquired                       --        526         --        526
                                      --------   --------   --------   --------
Balance at end of period              $  2,528   $  2,609   $  2,528   $  2,609
                                      ========   ========   ========   ========

There were no impaired loans as of June 30, 2008 or December 31, 2007.

Note H - Segment Information

The Company has determined that it has four primary business segments, its banking franchise, its insurance activities, its benefit consulting activities and risk management activities. For the three months and six months ended June 30, 2008 and 2007, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Company's benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc which was acquired June 2006. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions, Inc. which was formed in February 2008. Information about the Company's segments is presented in the following table for the periods indicated:

                                                                       Three Months Ended June 30, 2008
                                                   --------------------------------------------------------------------------
                                                     Banking     Insurance   Benefit Consulting   Risk Management
                                                   Activities   Activities       Activities          Activities      Total
                                                                                (in thousands)
Net interest income                                $    3,867   $       --       $       --          $       --     $   3,867
Provision for loan losses                                 150           --               --                  --           150
                                                   ----------   ----------       ----------          ----------     ---------
   Net interest income after provision
     for loan losses                                    3,717           --               --                  --         3,717
Other income                                            1,128        2,006            1,354                  13         4,501
Other expenses                                          3,715        1,957            1,040                  97         6,809
Depreciation and amortization                             414           64               46                  --           524
                                                   ----------   ----------       ----------          ----------     ---------
      Income (loss) before income taxes                   716          (15)             268                 (84)          885
Income tax (benefit) expense                              143           --              128                 (32)          239
                                                   ----------   ----------       ----------          ----------     ---------
         Net income (loss)                         $      573   $      (15)      $      140          $      (52)    $     646
                                                   ==========   ==========       ==========          ==========     =========

Total Assets                                       $  532,584   $   19,075       $    4,654          $       10     $ 556,323
                                                   ==========   ==========       ==========          ==========     =========

                                                                          Three Months Ended June 30, 2007
                                                              --------------------------------------------------------
                                                                Banking     Insurance   Benefit Consulting
                                                              Activities   Activities       Activities         Total
                                                                                   (in thousands)
Net interest income                                           $    3,435   $       --       $       --       $   3,435
Provision for loan losses                                             --           --               --              --
                                                              ----------   ----------       ----------       ---------
   Net interest income after provision for loan losses             3,435           --               --           3,435
Other income                                                       1,079        2,560              890           4,529
Other expenses                                                     3,557        2,060              765           6,382
Depreciation and amortization                                        402           59               55             516
                                                              ----------   ----------       ----------       ---------
      Income before income taxes                                     555          441               70           1,066
Income tax expense                                                   207           85               20             312
                                                              ----------   ----------       ----------       ---------
      Net income                                              $      348   $      356       $       50       $     754
                                                              ==========   ==========       ==========       =========

Total Assets                                                  $  492,049   $   14,287       $    3,892       $ 510,228
                                                              ==========   ==========       ==========       =========

                                                                         Six Months Ended June 30, 2008
                                                   --------------------------------------------------------------------------
                                                     Banking     Insurance   Benefit Consulting   Risk Management
                                                   Activities   Activities       Activities          Activities       Total
                                                                                (in thousands)
Net interest income                                $    7,590   $       --       $       --          $       --     $   7,590
Provision for loan losses                                 150           --               --                  --           150
                                                   ----------   ----------       ----------          ----------     ---------
   Net interest income after provision
      for loan losses                                   7,440           --               --                  --         7,440
Other income                                            1,645        4,342            2,518                  13         8,518
Other expenses                                          7,385        3,900            2,007                 150        13,442
Depreciation and amortization                             828          127               92                  --         1,047
                                                   ----------   ----------       ----------          ----------     ---------
    Income (loss) before income taxes                     872          315              419                (137)        1,469
Income tax (benefit) expense                               86          159              201                 (52)          394
                                                   ----------   ----------       ----------          ----------     ---------
      Net income (loss)                            $      786   $      156       $      218          $      (85)    $   1,075
                                                   ==========   ==========       ==========          ==========     =========

Total Assets                                       $  532,584   $   19,075       $    4,654          $       10     $ 556,323
                                                   ==========   ==========       ==========          ==========     =========

                                                                           Six Months Ended June 30, 2007
                                                              --------------------------------------------------------
                                                                Banking     Insurance   Benefit Consulting
                                                              Activities   Activities       Activities         Total
                                                                                   (in thousands)
Net interest income                                           $    6,523   $       --       $       --       $   6,523
Provision for loan losses                                             --           --               --              --
                                                              ----------   ----------       ----------       ---------
   Net interest income after provision for loan losses             6,523           --               --           6,523
Other income                                                       2,015        5,171            1,591           8,777
Other expenses                                                     6,730        4,191            1,426          12,347
Depreciation and amortization                                        654          117              111             882
                                                              ----------   ----------       ----------       ---------
      Income before income taxes                                   1,154          863               54           2,071
Income tax expense (benefit)                                         329          225               15             569
                                                              ----------   ----------       ----------       ---------
      Net income (loss)                                       $      825   $      638       $       39       $   1,502
                                                              ==========   ==========       ==========       =========

Total Assets                                                  $  492,049   $   14,287       $    3,892       $ 510,228
                                                              ==========   ==========       ==========       =========

The following represents a reconciliation of the Company's reported segment assets to consolidated assets as of June 30:

                                                            2008        2007
                                                         ---------   ---------
              Assets
Total assets for reportable segments                     $ 556,323   $ 510,228
Elimination of intercompany cash balances                   (7,207)     (6,129)
                                                         ---------   ---------

Consolidated Total                                       $ 549,116   $ 504,099
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

Note J - Fair Value

Fair Value Option

The following table summarizes the impact of adopting the fair value option for preferred and common equity securities on January 1, 2008. The Company has elected to adopt this standard for these securities as they do not have stated maturity values and the fair value fluctuates with market changes and using fair value appears to be an appropriate measure. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption of Statement 159.

                                                                       Balance Sheet
                                              Balance Sheet       Net Gain/     1/1/08 after
                                              1/1/08              (Loss) upon   Adoption of
                                              Prior to Adoption   Adoption      Fair Value Option
                                              ---------------------------------------------------
                                                               (in thousands)
Assets:
      Investment securities                   $ 11,123            $    (2,532)  $          11,123
                                                                  -----------

Cumulative effect of adoption (pre-tax)                                (2,532)
Tax impact                                                              1,013
                                                                  -----------
Cumulative effect adjustment (net of tax),
      Decrease to retained earnings                               $     1,519

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

                                        Fair Value Measurements at June 30, 2008 Using
                                        ----------------------------------------------
                                                                Significant
                                           Quoted Prices in     Other          Significant
                                           Active Markets for   Observable     Unobservable
                                June 30,   Identical Assets     Inputs         Inputs
                                2008       (Level 1)            (Level 2)      (Level 3)
                                -----------------------------------------------------------
                                                     (in thousands)
Assets:
Trading securities              $ 13,037              --        $    10,990    $      2,047
Available for sale securities     72,720              --             65,702           7,018

The Level 3 assets include trust preferred securities and corporate debt and equity securities which are all rated investment grade. The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended and six months ended June 30, 2008:

                                                     Fair Value Measurements Using Significant
                                                                 Unobservable Inputs
                                                                    (Level 3)
                                                     ------------------------------------------
                                                                    Securities
                                                     Trading        Available for
                                                     Securities     Sale                 Total
                                                     ------------------------------------------
                                                                  (in thousands)
Beginning balance January 1, 2008                    $      1,996   $       8,455   $   10,451
Total gains or losses (realized/unrealized)
  Included in earnings
         Interest income on securities                        (10)             (6)         (16)
         Other changes in fair value                         (158)             --         (158)
  Included in other comprehensive income                       --            (873)        (873)
                                                     ------------------------------------------
Ending balance March 31, 2008                        $      1,828   $       7,576   $    9,404
Total gains or losses (realized/unrealized)
  Included in earnings
         Interest income on securities                        (10)             (6)         (16)
         Other changes in fair value                          229              --          229

  Included in other comprehensive income                       --            (552)        (552)
                                                     ------------------------------------------
Ending balance June 30, 2008                         $      2,047   $       7,018   $    9,065
                                                     ==========================================

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are in nonaccrual status). Dividend income is recorded based on cash dividends. Cash flows from the purchase and sale of securities for which the fair value option has been elected are shown as investing activities within in the consolidated statement of cash flows.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the six months ended June 30, 2008:

                              Changes in Fair Values for the Period ended June 30, 2008, for items
                              Measured at Fair Value Pursuant to Election of the Fair Value Option
                              --------------------------------------------------------------------
                                                                                    Total Changes
                                                                                    In Fair Values
                              Other                                                 Included in
                              Gains and         Interest         Interest           Current Period
                              Losses            Income           Expense            Earnings
                              --------------------------------------------------------------------
                                                         (in thousands)
Assets:
      Trading securities      $     599               --               --           $          599

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency and employee benefit services provided by subsidiaries of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. The Company has four primary business segments; its banking franchise, insurance activities, benefit consulting activities and risk management activities. However, only the banking franchise is deemed material to the Bank's financial condition and results of operations. Consequently, segment disclosures are not presented in the Management's Discussion and Analysis. At December 31, 2007 and June 30, 2008 the Company had 7,726,710 shares and 7,726,810 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a semi-annual cash dividend of $0.24 per share which was paid to its shareholders as of July 29, 2008, on August 12, 2008. Oneida Financial MHC waived its receipt of dividends.

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

      Assets acquired as a result of the acquisition totaled $66.9 million and resulted in additional goodwill and core deposit intangibles of approximately $5.9 million. Amortization expense of the core deposit intangible was $60,000 for the three months ended June 30, 2008 and $126,000 for the six months ended June 30, 2008. Amortization expense was $66,000 for both the three months and six months ended June 30, 2007. The core deposit intangible is being amortized using a 10-year accelerated method amortization term.

      Effective January 1, 2008, the Company adopted FASB No. 157 Fair Value Measurements and FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Footnote J to the consolidated financial statements sets forth the fair value measurements using Level 1, Level 2 or Level 3 as defined in the FASB as of June 30, 2008. Level 3 assets totaled $9.1 million and $10.5 million as of June 30, 2008 and December 31, 2007 respectively and represented 1.7% and 2% of total assets respectively. The assets include trust preferred securities and corporate debt and equity securities which are all rated investment grade. There were no assets transferred into or from the Level 3 category during the quarter. In addition, for the Level 3 assets, $2.0 million represents trading securities whose change in fair value for the three months ended and six months ended June 30, 2008 of a $229,000 gain and a $71,000 gain respectively were recognized in the consolidated statement of operations. The remaining Level 3 assets of $7.0 million had an unrealized loss at June 30, 2008 of $1.8 million.

      FASB No. 159 provides companies with the option to report selected financial assets and liabilities at fair value and establishes disclosure requirements. Footnote J to the consolidated financial statements sets forth the assets which management has elected to report at fair value. As of January 1, 2008, Management has elected to apply FASB 159 to preferred and common equity securities currently in the portfolio. These securities do not have stated market values and whose fair value fluctuates with market changes. As of the three months ended and six months ended June 30, 2008, the change in fair value of $5,000 gain and $599,000 loss respectively was recognized in the consolidated statement of operations.

      During the first quarter 2008 we renamed our MacDonald/Yando Agency Inc. subsidiary to Workplace Health Solutions, Inc.("WHS") WHS is designed to develop a series of proactive medical services to help mitigate and prevent work related injuries. This subsidiary was designed to complement our other subsidiaries with an overall philosophy of innovative risk management services.

FINANCIAL CONDITION

      ASSETS. Total assets at June 30, 2008 were $549.1 million, an increase of $26.8 million from $522.3 million at December 31, 2007. Mortgage-backed securities increased $32.2 million reflecting purchases of $40.0 million of mortgage-backed securities partially offset by the principal collected on and proceeds from sales and maturities of mortgaged-backed securities. Investment securities decreased $10.0 million due to principal collected on and proceeds from sales and maturities of investment securities of $23.2 million offset by purchases of investment securities. Market rate fluctuations during the quarter have resulted in mortgage-backed securities being more attractive vehicle for the investment of proceeds from called securities and excess cash and cash equivalents. Loans receivable, including loans held for sale, increased $6.3 million to $290.7 million at June 30, 2008 compared with $284.4 million at December 31, 2007. At June 30, 2008, total commercial real estate loans decreased by $5.4 million while commercial business loans increased by $2.1 million from December 31, 2007. At June 30, 2008 total consumer loans increased by $676,000 from December 31, 2007. Residential loans increased by $9.0 million since December 31, 2007, after the sale of $10.0 million of fixed-rate residential real estate loans in the secondary market during the six month period. Goodwill and other intangibles totaled $25.4 million as of June 30, 2008 and December 31, 2007. Additional goodwill in the amount of $129,000 was recorded for the contingent purchase payment made to Benefit Consulting Group LLC. Under the terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period starting with the year ended December 31, 2006. Offsetting this payment was the amortization expense recorded on a monthly basis.

      The allowance for loan losses was $2.5 million at June 30, 2008 and December 31, 2007. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which management considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At June 30, 2008 the allowance for loan losses as a percentage of net loans receivable was 0.87% as compared to 0.88% as of December 31, 2007.

      LIABILITIES. Total liabilities increased by $29.2 million to $492.2 million at June 30, 2008 from $463.0 million at December 31, 2007. The increase is primarily the result of an increase in interest-bearing deposits of $27.7 million. Contributing to the increase in deposits has been an increase in municipal deposits offered through the Bank's limited purpose commercial banking subsidiary, State Bank of Chittenango. Municipal deposits increased $20.2 million from December 31, 2007 to June 30, 2008. Non-interest bearing deposits increased $200,000 from $65.7 million at December 31, 2007 to $65.9 million at June 30, 2008. Borrowings increased $2.5 million from December 31, 2007 to June 30, 2008 as the Bank utilizes its overnight line of credit for liquidity purposes.

      STOCKHOLDERS' EQUITY. Total stockholders' equity decreased by $2.4 million to $56.9 million at June 30, 2008 as compared to $59.3 million at December 31, 2007. Stockholders' equity decreased due to the valuation adjustments of $2.7 million made for the Company's available for sale investment and mortgage-backed securities and $831,000 due to the payment of semiannual cash dividends of $0.24. This was partially offset by the addition of after-tax net income of $1.1 million for the six months ended June 30, 2008.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2008 and 2007 and for the year ended December 31, 2007. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

      TABLE 1. Average Balance Sheet.

                                                       Three Months Ended June 30,                     Twelve Months Ended Dec. 31,
                                        ------------------------------------------------------------  ------------------------------
                                                       2008                           2007                           2007
                                          Average    Interest             Average   Interest            Average    Interest
                                        Outstanding   Earned/  Yield/  Outstanding  Earned/   Yield/  Outstanding  Earned/   Yield/
                                          Balance      Paid     Rate     Balance      Paid     Rate     Balance      Paid     Rate
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  -------
                                                                          (Dollars in Thousands)
Assets
------
Interest-earning Assets:
------------------------
   Loans Receivable                     $   286,411  $  4,518    6.31% $   272,299  $  4,636    6.81% $   271,789  $ 18,552    6.83%
   Investment and Mortgage-Backed
         Securities                         151,156     1,869    4.95%     104,491     1,353    5.18%     107,120     5,442    5.08%
   Federal Funds                             12,434        76    2.44%      15,684       257    6.55%      15,814       829    5.24%
   Equity Securities                         13,038       255    7.82%      15,256       194    5.09%      13,648       850    6.23%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
      Total Interest-earning Assets         463,039     6,718    5.80%     407,730     6,440    6.32%     408,371    25,673    6.29%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
Non interest-earning Assets:
----------------------------
   Cash and due from banks                   12,355                         15,763                         14,771
   Other assets                              74,779                         76,460                         71,107
                                        -----------                    -----------                    -----------
         Total assets                   $   550,173                    $   499,953                    $   494,249
                                        ===========                    ===========                    ===========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
   Money Market Deposits                $    79,770  $    386    1.94% $    54,903  $    447    3.27% $    58,370  $  1,831    3.14%
   Savings Accounts                          77,310       153    0.80%      79,546       155    0.78%      74,332       570    0.77%
   Interest-bearing Checking                 40,082        44    0.44%      36,186        67    0.74%      36,024       265    0.74%
   Time Deposits                            166,922     1,624    3.91%     140,362     1,598    4.57%     138,651     6,372    4.60%
   Borrowings                                56,428       643    4.58%      60,302       725    4.82%      59,710     2,948    4.94%
   Notes Payable                                107         1    3.76%         994        13    5.25%         836        42    5.02%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
      Total Interest-bearing
         Liabilities                        420,619     2,851    2.73%     372,293     3,005    3.24%     367,923    12,028    3.27%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
Non-interest-bearing Liabilities:
---------------------------------
   Demand deposits                           64,450                         64,320                         61,187
   Other liabilities                          6,185                          4,736                          6,661
                                        -----------                    -----------                    -----------
      Total liabilities                 $   491,254                    $   441,349                    $   435,771
                                        -----------                    -----------                    -----------
Stockholders' equity                         58,919                         58,604                         58,478
                                        -----------                    -----------                    -----------
Total liabilities and stockholders'
   equity                               $   550,173                    $   499,953                    $   494,249
                                        ===========                    ===========                    ===========
   Net Interest Income                               $  3,867                       $  3,435                       $ 13,645
                                                     ========                       ========                       ========
   Net Interest Spread                                           3.07%                          3.08%                          3.02%
                                                               ======                         ======                         ======
   Net Earning Assets                   $    42,420                    $    35,437                    $    40,448
                                        ===========                    ===========                    ===========
   Net yield on average
      Interest-earning assets                            3.34%                          3.37%                          3.34%
                                                     ========                       ========                       ========
   Average interest-earning
      assets to average
      Interest-bearing liabilities                     110.09%                        109.52%                        110.99%
                                                     ========                       ========                       ========

                                                          Six Months Ended June 30,                     Twelve Months Ended Dec. 31,
                                        ------------------------------------------------------------  ------------------------------
                                                       2008                           2007                           2007
                                          Average    Interest             Average   Interest            Average    Interest
                                        Outstanding   Earned/  Yield/  Outstanding  Earned/   Yield/  Outstanding  Earned/   Yield/
                                          Balance      Paid     Rate     Balance      Paid     Rate     Balance      Paid     Rate
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  -------
                                                                          (Dollars in Thousands)
Assets
------
Interest-earning Assets:
------------------------
   Loans Receivable                     $   286,001  $  9,223    6.45% $   260,427  $  8,854    6.80% $   271,789  $ 18,552    6.83%
   Investment and Mortgage-Backed
         Securities                         140,183     3,548    5.06%      99,866     2,482    4.97%     107,120     5,442    5.08%
   Federal Funds                             10,073       141    2.80%      13,381       423    6.32%      15,814       829    5.24%
   Equity Securities                         15,856       531    6.70%      15,324       397    5.18%      13,648       850    6.23%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
      Total Interest-earning Assets         452,113    13,443    5.95%     388,998    12,156    6.25%     408,371    25,673    6.29%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
Non interest-earning Assets:
----------------------------
   Cash and due from banks                   12,603                         13,773                         14,771
   Other assets                              74,500                         68,724                         71,107
                                        -----------                    -----------                    -----------
         Total assets                   $   539,216                    $   471,495                    $   494,249
                                        ===========                    ===========                    ===========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
   Money Market Deposits                $    75,424  $    817    2.18%     $50,049  $    782    3.15% $    58,370  $  1,831    3.14%
   Savings Accounts                          75,787       298    0.79%      73,089       269    0.74%      74,332       570    0.77%
   Interest-bearing Checking                 39,830       100    0.50%      33,873       122    0.73%      36,024       265    0.74%
   Time Deposits                            161,703     3,326    4.14%     129,322     2,892    4.51%     138,651     6,372    4.60%
   Borrowings                                56,519     1,309    4.66%      62,910     1,539    4.93%      59,710     2,948    4.94%
   Notes Payable                                125         3    4.83%       1,149        29    5.09%         836        42    5.02%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
      Total Interest-bearing
         Liabilities                        409,388     5,853    2.88%     350,392     5,633    3.24%     367,923    12,028    3.27%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
Non-interest-bearing Liabilities:
---------------------------------
   Demand deposits                           63,498                         57,398                         61,187
   Other liabilities                          7,236                          5,217                          6,661
                                        -----------                    -----------                    -----------
      Total liabilities                 $   480,122                    $   413,007                    $   435,771
                                        -----------                    -----------                    -----------
Stockholders' equity                         59,094                         58,488                         58,478
                                        -----------                    -----------                    -----------
Total liabilities and stockholders'
   equity                               $   539,216                    $   471,495                    $   494,249
                                        ===========                    ===========                    ===========

   Net Interest Income                               $  7,590                       $  6,523                       $ 13,645
                                                     ========                       ========                       ========
   Net Interest Spread                                           3.07%                          3.01%                          3.02%
                                                               ======                         ======                         ======
   Net Earning Assets                   $    42,725                    $    38,606                    $    40,448
                                        ===========                    ===========                    ===========
   Net yield on average
      Interest-earning assets                            3.36%                          3.35%                          3.34%
                                                     ========                       ========                       ========
   Average interest-earning
      assets to average
      Interest-bearing liabilities                     110.44%                        111.02%                        110.99%
                                                     ========                       ========                       ========

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended June 30, 2008 was $646,000, a decrease of $108,000 or 14.3% from $754,000 for the three months ended June 30, 2007. The decrease in net income was primarily the result of an increase in other expenses and an increase in the provision for loan losses offset by an increase in net interest income and a decrease in the provision for income taxes. Net income for the six months ended June 30, 2008 was $1.1 million, a decrease of $427,000 from $1.5 million for the six months ended June 30, 2008. Net income from operations for the six months, which excludes the FASB159 change in fair value of $599,000, net of $162,000 income taxes, was $1.5 million or $0.19 per diluted share. This compares to net income from operations for the six months ending June 30, 2007 of $1.5 million, or $0.19 per diluted share. The net income excluding the non-cash charge to earnings remained stable as other income decreased and other expenses increased offsetting an increase in net interest income. The acquisition of The National Bank of Vernon and the opening of a banking, insurance and retail center in the Griffiss Business and Technology Park in Rome, New York both completed in the second quarter of 2007 contributed to the increase in non-interest expense.

      INTEREST INCOME. Interest and dividend income increased by $278,000 or 4.3%, to $6.7 million for the three months ended June 30, 2008 from $6.4 million for three months ended June 30, 2007. For the six months ended June 30, 2008, interest and dividend income increased by $1.3 million or 10.7% to $13.4 million from $12.2 million for the six months ended June 30, 2007. The increase in interest income was the result of an increase in the average balances of interest-earning assets during the current period of $63.1 million. This increase was partially offset by a decrease in the yield of 30 basis points on interest earning assets. The increase in interest-earning assets is primarily due to the acquisition of Vernon Bank Corporation on April 2, 2007.

      Interest on loans decreased $118,000 to $4.5 million for the three months ended June 30, 2008 from $4.6 million for the three months ended June 30, 2007. The decrease in interest income on loans is a result of a decrease of 50 basis points in the average yield to 6.31% for the three months ended June 30, 2008 from 6.81% for the three months ended June 30, 2007, offset by an increase of $14.1 million in the average balance of loans receivable for the three months ended June 30, 2008 as compared with the same period in 2007. For the six months ended June 30, 2008, the average balance of loans increased $25.6 million while the average yield decreased 35 basis points to 6.45% during the 2008 period from 6.80% during the 2007 period. The average balance of commercial loans increased $4.1 million for the six months ended June 30, 2008 from the six months ended June 30, 2007 while commercial real estate loans increased $5.6 million. The average balance of residential real estate loans increased $9.0 million for the same time period, after recording the sale of $17.6 million in fixed rate one-to-four family residential real estate loans over the last 12 months.

      Interest on investments and mortgage-backed securities increased $516,000 as a result of an increase in the average balance of investment securities and mortgage-backed securities of $46.7 million for the three months period ending June 30, 2008 as compared with the same period in 2007. Offsetting this increase, the average yield decreased 23 basis points to 4.95% for the three months ended June 30, 2008 from 5.18% for the three months ended June 30, 2007. For the six months ended June 30, 2008, interest on investments and mortgage-backed securities increased $1.1 million as compared with the same period in 2007 due to an increase in the average balance of investments and mortgage-backed securities of $40.3 million and an increase in the average yield of 9 basis points from 4.97% to 5.06%.

      Interest income from federal funds decreased during the three months ended June 30, 2008 to $76,000 as compared with $257,000 for the 2007 period. The decrease in interest income is primarily due to a decrease in the average balance of $3.3 million as well as a decrease of 411 basis points in the average yield. For the six months ended June 30, 2008, interest income on federal funds decreased $282,000 due to a decrease in both the average yield and average balance as compared with the same period in 2007. The decrease in the average balance of federal funds sold was due to the liquidity needed in 2007 to provide for the cash consideration required for the acquisition of Vernon Bank Corporation.

      INTEREST EXPENSE. Interest expense was $2.9 million for the three months ended June 30, 2008, a decrease of $154,000 or 5.1% from the same period in 2007. The decrease in interest expense is due to a decrease in the average yield on interest-bearing liabilities offset by an increase in the average balance. Interest expense on borrowed funds totaled $644,000 for the second quarter of 2008 compared with $738,000 for the 2007 period. The average balance of borrowings decreased $4.8 million for the three months period ending June 30, 2008 as compared with the same period in 2007. The cost of borrowed funds decreased 25 basis points to 4.58% for the three months ended June 30, 2008 from 4.82% for the three months ended June 30, 2007. For the six months ended June
30, 2008 interest expense on borrowing funds decreased $256,000 due to a decrease in the average balance outstanding of borrowings to $56.6 million as compared to $64.1 million for the six month period in 2007. Interest expense on deposits decreased $60,000 and totaled $2.2 million for the three months ended June 30, 2008 as compared to $2.3 million for the three month period in 2008. The average cost of deposits was 2.43% for the three month period ending June 30, 2008 compared with 2.92% for the three month period in 2007. In addition, the average balance of deposit accounts increased $53.1 million from June 2007 to June 2008. For the six months ended June 30, 2008, the average cost of deposits was 2.59% as compared with 2.86% for the six month period in 2007.In addition, the average balance of deposit accounts increased $66.4 million for the six months ended June 30, 2008 as compared with six months ended June 30, 2007.

      PROVISION FOR LOAN LOSSES. The total provision for loan losses for the three months ended and six months ended June 30, 2008 was $150,000. The allowance for loan losses was $2.5 million for the three months ended June 30, 2008, a decrease of $81,000 from $2.6 million at June 30, 2 007. The ratio of the net loan loss allowance to loans receivable is 0.87% at June 30, 2008 as compared with a ratio of 0.95% of loans receivable at June 30, 2007. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

      OTHER INCOME. Other operating income remained stable at $4.5 million for the three month period ending June 30, 2008 compared with the same period in 2007. Commissions and fees on sales of non-banking products was $3.4 million for each of the three month periods ending June 30, 2008 and June 30, 2007. For the six months ended June 30, 2008, other operating income decreased $259,000 to $8.5 million from $8.8 million for the same period in 2007. The decrease in other income was primarily due to a change in fair value of $599,000 that was recognized in connection with the adoption of FAS 159 for certain preferred and common equity securities. During the six months ended June 30, 2008, the change in fair value of these securities as determined by market trading prices ranged from an unrealized gain of $164,000 to an unrealized loss of $604,000 which was recognized at March 2008. The Company intends to hold these securities and therefore does not expect to realize the loss recorded. The decrease was offset by increases in commissions and fees on the sale of non-banking products through the Company's subsidiaries for the six months ended June 30, 2008 as compared with the same period during 2007. Commissions and fees on sales of non-banking products was $6.9 million for the six months ended June 30, 2008 as compared to $6.7 million for the same period in 2007. In addition, service charges on deposit accounts increased $139,000 or 11.8% for the six months ended June 30, 2008 compared with the six months ended June 30, 2007.

      OTHER EXPENSES. Other operating expenses increased by $435,000 or 6.3%, to $7.3 million for the three months ended June 30, 2008 from $6.9 million for the same period in 2007. For the six months ended June 30, 2008, other operating expenses increased $1.3 million to $14.5 million from $13.2 million for the same period in 2007. The increase in non-interest expense primarily is the result of an increase in equipment and other operating expenses associated with the expansion of our banking franchise resulting from the acquisition of the Vernon Bank Corporation and the completion of our banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York. Compensation expense increased $846,000 or 10.0% for the six months ended June 30, 2008 from the same period in 2007 largely associated with the revenue growth of the insurance and consulting subsidiaries as well as due to the acquisition of Vernon Bank Corporation.

      INCOME TAX. Income tax expense decreased to $239,000 for the three months ended June 30, 2008 as compared to $312,000 for the second quarter of 2007. For the six months ended June 30, 2007, the income tax expense was $394,000, a decrease of $175,000 from $569,000 for the six months ended June 30, 2007. Net income decreased from $1.5 million to $1.1 million for the six month period while the effective tax rate decreased to 26.8% for the six months of 2008 from 27.5% for the six months of 2007 to reflect the overall tax rate expected to be in effect for 2008 within changes in permanent differences.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2008, loan originations totaled $39.3 million compared to $29.6 million during the second quarter of 2007. The purchases of mortgage-backed securities totaled $18.9 million during the second quarter of 2008 as compared to $592,000 during the second quarter of 2007. The increase in the purchases of mortgage-backed securities is due to additional liquidity provided by increased deposits.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the second quarter of 2008 cash flows provided by the sale, principal payments and maturity of securities available for sale was $14.1 million compared to $5.5 million for the same period in 2007.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the particular customer's creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2008 the Company had outstanding commitments to originate loans of approximately $8.3 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $7.9 million at June 30, 2008.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $55.7 million at June 30, 2008 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2008 the total of cash, interest-earnings demand accounts and federal funds sold was $13.2 million.

At June 30, 2008, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                   To Be Well
                                                                               Capitalized Under
                                                              For Capital      Prompt Corrective
                                             Actual        Adequacy Purposes   Action Provisions
                                        ----------------   -----------------   -----------------
                                         Amount    Ratio    Amount     Ratio    Amount     Ratio
                                                          (Dollars in thousands)
As of June 30, 2008:
   Total Capital (to Risk Weighted
     Assets)                            $ 37,511   10.42%  $ 28,807        8%  $ 36,009       10%
   Tier I Capital (to Risk Weighted
     Assets)                            $ 34,982    9.71%  $ 14,403        4%  $ 21,605        6%
   Tier I Capital (to Average Assets)   $ 34,982    6.67%  $ 20,985        4%  $ 26,231        5%

                                                                                   To Be Well
                                                                               Capitalized Under
                                                              For Capital      Prompt Corrective
                                             Actual        Adequacy Purposes   Action Provisions
                                        ----------------   -----------------   -----------------
                                         Amount    Ratio    Amount     Ratio    Amount     Ratio
                                                          (Dollars in thousands)
As of December 31, 2007:
   Total Capital (to Risk Weighted
     Assets)                            $ 35,221   10.18%  $ 27,682        8%  $ 34,602       10%
   Tier I Capital (to Risk Weighted
     Assets)                            $ 32,710    9.45%  $ 13,841        4%  $ 20,761        6%
   Tier I Capital (to Average Assets)   $ 32,710    6.60%  $ 19,830        4%  $ 24,787        5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

(Annualized where appropriate)                            Three Months Ending    Six Months Ended
                                                                June 30,             June 30,
                                                           2008        2007      2008       2007
                                                          ------    ---------   ------    --------
Performance Ratios:

   Return on average assets                                 0.47%       0.60%     0.40%       0.64%
   Return on average equity                                 4.39%       5.15%     3.64%       5.14%
   Net interest margin                                      3.34%       3.37%     3.36%       3.35%

   Efficiency Ratio                                        86.03%      84.69%    88.25%      84.89%
   Ratio of operating expense to average total assets       5.33%       5.40%     5.37%       5.61%
   Ratio of average interest-earning assets to average
      interest-bearing liabilities                        110.09%     109.52%   110.44%     111.02%

Asset Quality Ratios:

   Non-performing assets to total assets                    0.09%       0.03%     0.09%       0.03%

   Allowance for loan losses to non-performing loans      566.82%   1,705.23%   566.82%   1,705.23%
   Allowance for loan losses to loans receivable, net       0.87%       0.95%     0.87%       0.95%

Capital Ratios:

   Total stockholders' equity to total assets              10.37%      11.52%    10.37%      11.52%
   Average equity to average assets                        10.71%      12.72%    10.96%      12.40%

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at June 30, 2008, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

      There was no repurchase activity during the three months ended June 30, 2008. Our current repurchase plan of 250,000 was announced on February 13, 2008 and represents 3.2% of the common stock outstanding. The plan has no expiration date.

Item 3      Defaults Upon Senior Securities

            Not applicable.

Item 4      Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Shareholders, held on May 6, 2008, shareholders voted on the following matters as follows:

            Proposal No. 1 - Election of Directors

                                               For       Withheld
                                            ---------    --------
            Edward Clarke                   6,992,860     31,896
            Rodney Kent                     6,995,006     29,750
            Richard Myers                   6,988,511     36,345

            Proposal No. 2 - Ratification of Crowe Chizek and Company LLC as auditors for the Company for the fiscal year ended December 31, 2008:

            For         Against    Abstain
            ---         --------   -------
            7,011,528   8,284      4,943

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

                                           ONEIDA FINANCIAL CORP.

Date: August 14, 2008                      By: /s/ Michael R. Kallet
                                           ------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer

Date: August 14, 2008                      By: /s/ Eric E. Stickels
                                           ------------------------------
                                           Eric E. Stickels
                                           Executive Vice President and Chief
                                           Financial Officer