Form 10-Q
period 2008-09-30
ONEIDA FINANCIAL CORP
filed 2008-11-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2008

                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________
                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

            Federal                                 16-1561678
-------------------------------            ----------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,733,560 shares of the Registrant's common stock outstanding as of November 1, 2008.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements                                                       1

              Consolidated Statements of Condition (unaudited)
              As of September 30, 2008 and December 31, 2007                             2

              Consolidated Statements of Operations (unaudited)
              For the three and nine months ended September 30, 2008 and 2007            3

              Consolidated Statements of Comprehensive Income (unaudited)
              For the three and nine months ended September 30, 2008 and 2007            4

              Consolidated Statements of Changes in Stockholders' Equity (unaudited)
              For the three months ended March 31, June 30, and September 30, 2008       5

              Consolidated Statements of Cash Flows (unaudited)
              For the three and nine months ended September 30, 2008 and 2007            6

              Notes to Consolidated Financial Statements (unaudited)                     7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                                 18

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk                27

   Item 4T.   Controls and Procedures                                                   28

PART II.      OTHER INFORMATION                                                         28

   Item 1.    Legal Proceedings                                                         28

   Item 1a.   Risk Factors                                                              29

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds               30

   Item 3.    Defaults Upon Senior Securities                                           30

   Item 4.    Submission of Matters to a Vote of Security Holders                       30

   Item 5.    Other Information                                                         30

   Item 6.    Exhibits                                                                  30

PART I.       FINANCIAL INFORMATION
                Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2008 and December 31, 2007

                                                                       (unaudited)
                                                                     At September 30,   At December 31,
                                                                           2008              2007
                                                                     ----------------   ---------------
                                                                     (in thousands, except share data)
ASSETS
       Cash and due from banks                                         $    24,342         $  14,744
       Federal funds sold                                                       20             1,717
                                                                     ----------------------------------
TOTAL CASH AND CASH EQUIVALENTS                                             24,362            16,461

       Trading securities                                                    6,591                --
       Investment securities, at fair value                                 62,650            95,811
       Mortgage-backed securities, at fair value                            75,562            46,583

       Mortgage loans held for sale                                            217             3,593

       Loans receivable                                                    300,974           283,336
       Allowance for loan losses                                            (2,488)           (2,511)
                                                                     ----------------------------------
LOANS RECEIVABLE, NET                                                      298,486           280,825

       Federal Home Loan Bank stock                                          3,640             3,404
       Bank premises and equipment, net                                     21,938            22,532
       Accrued interest receivable                                           2,464             2,658
       Other assets                                                         13,923            10,534
       Cash surrender value - life insurance                                14,876            14,480
       Goodwill                                                             22,963            22,793
       Other intangible assets                                               2,233             2,641
       ------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                    $   549,905         $ 522,315
       ================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Interest bearing deposits                                       $   373,781         $ 334,444
       Non-interest bearing deposits                                        65,896            65,685
       Borrowings                                                           51,900            56,400
       Notes payable                                                            50               158
       Other liabilities                                                     7,489             6,288
                                                                     ----------------------------------
TOTAL LIABILITIES                                                          499,216           462,975
Stockholders' equity:
       Preferred stock, 1,000,000 shares authorized                             --                --
       Common stock ($.01 par value; 20,000,000 shares authorized;
          8,322,452 shares issued)                                              83                83
       Additional paid-in capital                                           19,186            19,053
       Retained earnings                                                    39,909            46,435
       Accumulated other comprehensive (loss)                               (5,419)           (3,161)
       Treasury stock (at cost, 537,156 and 537,256 shares)                 (3,070)           (3,070)
       ------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                           50,689            59,340
       ------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                            $   549,905         $ 522,315
       ================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited)

                                                                      Three Months Ended              Nine Months Ended
                                                                September 30,   September 30,   September 30,   September 30,
                                                                    2008            2007            2008            2007
                                                                -------------   -------------   -------------   -------------
                                                                       (in thousands, except share and per share data)
INTEREST INCOME:
      Interest and fees on loans                                  $ 4,634          $ 4,816         $ 13,857       $ 13,669
      Interest on investment and mortgage-
         backed securities                                          1,862            1,421            5,410          3,904
      Dividends on equity securities                                  136              206              160            603
      Interest on federal funds sold and interest-earning
         deposits                                                      19              216              668            639
-----------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                               6,651            6,659           20,095         18,815
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
      Savings deposits                                                161              154              459            423
      Money market and interest-bearing checking                      489              565            1,407          1,468
      Time deposits                                                 1,431            1,696            4,757          4,589
      Borrowings                                                      645              693            1,954          2,233
      Notes Payable                                                     1                9                4             37
-----------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                     2,727            3,117            8,581          8,750
-----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                 3,924            3,542           11,514         10,065
      Less: Provision for loan losses                                 125               --              275             --
-----------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses              3,799            3,542           11,239         10,065
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
      Gain on sale of securities, net                                   5               --               24              1
      (Loss) on impairment of securities                             (831)              --             (832)            --
      Gain on sale of mortgages, net                                   36               24              108             97
      Commissions and fees on sales of non-banking products         3,178            3,486           10,050         10,184
      Other operating income                                        1,254            1,048            3,409          3,053
      Changes in fair value on trading securities                  (6,436)              --           (7,035)            --
-----------------------------------------------------------------------------------------------------------------------------
   Total other income (loss)                                       (2,794)           4,558            5,724         13,335
-----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
      Compensation and employee benefits                            4,361            4,222           13,656         12,671
      Occupancy expenses, net                                       1,237            1,103            3,520          3,225
      Other operating expense                                       1,449            1,470            4,360          4,128
-----------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                             7,047            6,795           21,536         20,024
-----------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                                  (6,042)           1,305           (4,573)         3,376
-----------------------------------------------------------------------------------------------------------------------------
   Provision (benefit) for income taxes                            (1,614)             374           (1,220)           943
-----------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                $ (4,428)         $   931         $ (3,353)      $  2,433
=============================================================================================================================
EARNINGS (LOSS) PER SHARE - BASIC                                $  (0.57)         $  0.12         $  (0.43)      $   0.32
=============================================================================================================================
EARNINGS (LOSS) PER SHARE - DILUTED                              $  (0.57)         $  0.12         $  (0.43)      $   0.31
=============================================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited)

                                                                         Three Months Ended              Nine Months Ended
                                                                   September 30,   September 30,   September 30,   September 30,
                                                                       2008            2007            2008            2007
                                                                   -------------   -------------   -------------   -------------
                                                                         (In thousands)                  (In thousands)
Net (loss) income                                                  $      (4,428)  $         931   $      (3,353)  $       2,433
                                                                   -------------   -------------   -------------   -------------
Other comprehensive (loss) income, net of tax:

   Unrealized (losses) gains on securities arising
      during period                                                       (2,580)            653          (7,113)         (1,071)
      Less: reclassification adjustment for (losses)
         gains included in net income                                        826              --             808              (1)
                                                                   -------------   -------------   -------------   -------------
      Net unrealized (losses) gains                                       (1,754)            653          (6,305)         (1,072)
   Change in unrealized loss on pension benefits                              42              --             126              --
                                                                   -------------   -------------   -------------   -------------
Other comprehensive (loss) income before tax                              (1,712)            653          (6,179)         (1,072)
      Net income tax effect                                                  685            (261)          2,471             429
                                                                   -------------   -------------   -------------   -------------
Other comprehensive (loss) income, net of tax                             (1,027)            392          (3,708)           (643)

Comprehensive (loss) income                                        $      (5,455)  $       1,323   $      (7,061)  $       1,790
                                                                   =============   =============   =============   =============

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, June 30, and September 30, 2008 (unaudited)

                                                                                            Accumulated
                                                                   Additional                  Other
                                                 Common Stock        Paid-In    Retained   Comprehensive   Treasury
                                                Shares    Amount     Capital    Earnings   Income (Loss)    Stock      Total
                                                                   (in thousands, except number of shares)
Balance as of December 31, 2007               8,322,452   $   83   $   19,053   $ 46,435   $      (3,161)  $ (3,070)  $  59,340
Net income                                                                           429                                    429
Other comprehensive loss,
   net of tax                                                                                       (146)                  (146)
Shares earned under stock plans                                            44                                                44
Common stock dividends: $0.24 per share                                             (831)                                  (831)
Adjustment to initially apply SFAS No. 159
   net of tax (Note J)                                                            (1,519)          1,519                     --
Adjustment to initially apply measurement
   provisions of SFAS No. 158 (Note I)                                                 8             (69)                   (61)
                                              ----------------------------------------------------------------------------------

Balance as of March 31, 2008                  8,322,452   $   83   $   19,097   $ 44,522   $      (1,857)  $ (3,070)    $58,775
Net income                                                                           646                                    646
Other comprehensive loss,
   net of tax                                                                                     (2,535)                (2,535)
Shares earned under stock plans                                            41                                                41
                                              ----------------------------------------------------------------------------------

Balance as of June 30, 2008                   8,322,452   $   83   $   19,138   $ 45,168   $      (4,392)  $ (3,070)  $  56,927
Net loss                                                                          (4,428)                                (4,428)
Other comprehensive loss,
   net of tax                                                                                     (1,027)                (1,027)
Shares earned under stock plans                                            43                                                43
Tax benefit of stock plans                                                  5                                                 5
Common stock dividends: $0.24 per share                                             (831)                                  (831)
                                              ----------------------------------------------------------------------------------

Balance as of September 30, 2008              8,322,452   $   83   $   19,186   $ 39,909   $      (5,419)  $ (3,070)  $  50,689
                                              ==================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited)

                                                                        Three Months Ended               Nine Months Ended
                                                                  September 30,   September 30,   September 30,   September 30,
                                                                      2008            2007            2008            2007
                                                                  -------------   -------------   -------------   -------------
                                                                                          (in thousands)
Operating Activities:
   Net (loss) income                                              $      (4,428)  $         931   $      (3,353)  $       2,433
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                         565             534           1,612           1,416
      Amortization of premiums/discounts on securities, net                  20               9              70              56
      Net change in fair value of trading securities                      6,436              --           7,035              --
      Provision for loan losses                                             125              --             275              --
      Stock compensation earned                                              43              44             128             132
      Loss on sale of other real estate                                       6              --              12              --
      Loss (gain) on sale/call of securities, net                           826              --             808              (1)
      Gain on sale of loans, net                                            (36)            (24)           (108)            (97)
      Gain on sale of fixed assets                                         (134)             --            (134)             --
      Income tax payable (receivable)                                      (145)         (2,017)            174          (1,909)
      Accrued interest receivable                                           216             171             194              76
      Other assets                                                          830             (68)            582            (834)
      Other liabilities                                                   2,359            (703)          1,193          (1,152)
      Origination of loans held for sale                                 (4,226)         (3,971)        (10,967)        (15,370)
      Proceeds from sales of loans                                        4,423           4,163          14,452          14,562
--------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                        5,008           1,260           9,890           1,076
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Purchase of investment securities                                     (1,575)        (12,284)        (18,755)        (20,514)
   Principal collected on and proceeds of maturities
      sales or calls from investments                                     8,800           9,087          31,964          22,000
   Purchase of mortgage-backed securities                               (13,276)         (6,832)        (53,296)         (7,424)
   Principal collected on and proceeds from sales
      of mortgage-backed securities                                      16,831           6,307          23,502           9,514
   Net increase in loans                                                 (8,405)         (4,791)        (18,197)         (5,807)
   Purchase of bank premises and equipment                                 (207)         (1,667)           (608)         (4,425)
   Proceeds from sale of bank premises and equipment                        133              --             133              --
   Proceeds from sale of other real estate                                   23              --              92              22
   Purchase of insurance agency                                              --              --             (73)            (66)
   Purchase of consulting group                                              --              --              (8)           (132)
   Purchase of bank (net of cash acquired)                                   --              --            (129)            908
--------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities              2,324         (10,180)        (35,375)         (5,924)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Net increase in demand deposit, savings,
      money market, interest-bearing checking and escrow                 12,535           6,450          34,272          12,507
   Net (decrease) increase in time deposits                                (867)          3,179           5,276          12,374
   Proceeds from borrowings                                              11,000          14,500          47,000          51,680
   Repayment of borrowings                                              (18,000)        (14,500)        (51,500)        (60,680)
   Cash dividends                                                          (831)           (832)         (1,662)         (1,663)
   Exercise of stock options (using treasury stock)                          --               5              --              34
--------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                        3,837           8,802          33,386          14,252
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         11,169            (118)          7,901           9,404
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                         13,193          28,232          16,461          18,710
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $      24,362   $      28,114   $      24,362   $      28,114
================================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                                    2,723           3,144           8,624           8,717
Cash paid for income taxes                                                   --             200             451             675

Supplemental noncash disclosures:
Transfer of loans to other real estate                                      156              --             260              22
Adoption of fair value option:
   Securities transferred from available for sale to trading                 --              --          16,187              --
   Deferred tax asset related to fair value adjustments                      --              --           1,255              --
================================================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                               SEPTEMBER 30, 2008

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the "Company") and its wholly owned subsidiary, Oneida Savings Bank (the "Bank") as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

                                               Income        Shares    Per Share

September 30, 2008:
-------------------
Net loss (Three Months Ended)                ($4,428,343)
                                             -----------

Basic Earnings Per Share:                    ($4,428,343)  7,726,810   ($  0.57)
                                                                       --------
Effect of dilutive securities:
   Stock options and awards                           --          --
                                             -----------------------
Diluted Earnings Per Share                   ($4,428,343)  7,726,810   ($  0.57)
                                                                       --------

September 30, 2007:
-------------------
Net income (Three Months Ended)              $   930,589
                                             -----------

Basic Earnings Per Share:                    $   930,589   7,684,764   $   0.12
                                                                       --------
Effect of dilutive securities:
   Stock options and awards                           --      80,404
                                             -----------------------
Diluted Earnings Per Share                   $   930,589   7,765,168   $   0.12
                                                                       --------

September 30, 2008:
-------------------
Net loss (Nine Months Ended)                 ($3,353,328)
                                             -----------

Basic Earnings Per Share:                    ($3,353,328)  7,726,753   ($  0.43)
                                                                       --------
Effect of dilutive securities:
   Stock options and awards                           --          --
                                             -----------------------
Diluted Earnings Per Share                   ($3,353,328)  7,726,753   ($  0.43)
                                                                       --------

September 30, 2007:
-------------------
Net income (Nine Months Ended)               $ 2,432,640
                                             -----------

Basic Earnings Per Share:                    $ 2,432,640   7,683,157   $   0.32
                                                                       --------

Effect of dilutive securities:
   Stock options and awards                           --      76,274
                                             -----------------------
Diluted Earnings Per Share                   $ 2,432,640   7,759,431   $   0.31
                                                                       --------

Stock options for 107,841 and 52,013 shares of common stock were not considered in computing diluted earnings per common share for the three months ending September 30, 2008 and September 30, 2007 respectively because they were antidilutive. For the nine months ending September 30, 2008 and September 30, 2007, stock options for 108,448 and 52,368 shares, respectively, were not considered.

Note C - Stock-Based Compensation

The Company's 2000 Stock Option Plan, which is shareholder approved, permits the granting of share options to its Company's directors, officers and key employees for up to 374,568 shares of common stock. The exercise price of options granted is equal to the market value of the Company's shares at the date of grant. All unexercised options granted expire by April 2010 and options vest and become exercisable ratably over a one to five-year period. The plan also has a reload feature which entitles the option holder, who has delivered common stock as payment of the exercise price for option stock, to a new option to acquire additional shares in the amount equal to the shares traded in. The option period during which the reload option may be exercised expires at the same time as that of the original option that the holder has exercised. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. There were 9,243 shares available for future grants under the plan described above as of September 30, 2008 and 2007. There was no unrecognized compensation cost for this plan as of September 30, 2008 as all shares vested under the terms of the plan. There were no new grants during the year.

Activity in the plan for 2008 was as follows:

                                               Range of
                                     -----------------------------   Weighted Average
                                                   Option Exercise   Exercise Price
                                       Options          Price        Shares             Intrinsic
                                     Outstanding      Per Share      Outstanding        Value
                                     ------------------------------------------------------------
Outstanding at December 31, 2007       179,267      $4.722-$18.167   $     7.676        $ 587,508
Granted                                     --
Exercised                                 (100)
Forfeited                               (3,450)     $        12.00
                                       -------
Outstanding at September 30, 2008      175,717      $4.722-$18.167   $     7.592        $ 452,944
                                       =======

At September 30, 2008, the weighted average information for outstanding and exercisable shares is as follows:

                         Shares outstanding and Exercisable
      --------------------------------------------------------------------
      Range of                                   Average       Average
      Exercise                                   Exercise   Remaining Life
      Price                             Shares   Price         (Years)
      --------------------------------------------------------------------
      $3.633 - $5.45                   119,890   $  4.722       1.57
      $9.084 - $10.90                    4,465   $  9.419       1.57
      $10.900 - $12.717                 15,771   $ 11.982       1.57
      $12.717 - $14.534                 18,689   $ 14.000       1.57
      $14.534 - $16.350                  6,600   $ 14.794       1.57
      $16.350 - $18.167                 10,302   $ 17.247       1.57
                                       -------   --------       ----
            Total                      175,717   $  7.592       1.57
                                       =======   ========       ====

The Management Recognition and Retention Plans provide for the issuance of shares of restricted stock to directors, officers and key employees. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is recognized ratably over the five year vesting period for shares of restricted stock granted that will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans was $42,558 and $43,701 for the three months ended September 30, 2008 and 2007, respectively, and $127,672 and $131,103 for the nine month period ending September 30, 2008 and 2007, respectively. Shares unallocated under the plans available for future awards were 14,086 and 12,886 at September 30, 2008 and September 30, 2007 respectively. At September 30, 2008 and December 31, 2007, there were nonvested shares of 44,400 and 45,600 respectively with unrecognized compensation cost of $524,469 and $638,414 respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.45% of the outstanding shares as of September 30, 2008 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.

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

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                              Three Months Ended                      Nine Months Ended
                                                        September 30,   September 30,           September 30,   September 30,
                                                            2008            2007                    2008             2007
                                                        -------------   -------------           -------------   -------------
Service cost                                            $          --   $          --           $          --   $          --
Interest cost                                                  55,000          55,000                 165,000         165,000
Expected return on plan assets                                (72,000)        (87,000)               (216,000)       (261,000)
Net amortization and deferral                                  42,000          14,000                 126,000          42,000
                                                        -------------   -------------           -------------   -------------
   Net periodic pension cost (benefit)                  $      25,000   $     (18,000)          $      75,000   $     (54,000)

Net loss (gain)                                               (25,200)             --                 (75,600)             --
Prior service cost (credit)                                        --              --                      --              --
                                                        -------------   -------------           -------------   -------------
   Total recognized in other comprehensive income             (25,200)             --                 (75,600)             --
                                                        -------------   -------------           -------------   -------------
Total recognized in net periodic benefit cost and
   Other comprehensive income                           $         200   $     (18,000)          $         600   $     (54,000)
                                                        =============   =============           =============   =============

                                                             2008      2007
                                                            ------    ------
Weighted-average assumptions as of December 31:
   Discount rate                                             5.465%    5.080%
   Expected return on plan assets                            7.500%    9.000%

As of September 30, 2008, contributions to the pension plan totaled $28,000. The Bank anticipates contributing $55,988 in 2008 to fund its pension plan.

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

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                              Three Months Ended                      Nine Months Ended
                                                        September 30,   September 30,           September 30,   September 30,
                                                            2008            2007                    2008            2007
                                                        -------------   -------------           -------------   -------------
Service cost                                            $       6,800   $       6,100           $      20,400   $      18,300
Interest cost                                                  33,700          33,400                 101,100         100,200
Expected return on plan assets                                (52,000)        (51,000)               (156,000)       (153,000)
                                                        -------------   -------------           -------------   -------------
   Net periodic pension cost (benefit)                  $     (11,500)  $     (11,500)          $     (34,500)  $     (34,500)

Net loss (gain)                                                    --              --                      --              --
Prior service cost (credit)                                        --              --                      --              --
                                                        -------------   -------------           -------------   -------------
   Total recognized in other comprehensive income                  --              --                      --              --
                                                        -------------   -------------           -------------   -------------

Total recognized in net periodic benefit cost and
   Other comprehensive income                           $     (11,500)  $     (11,500)          $     (34,500)  $     (34,500)
                                                        =============   =============           =============   =============

                                                            2008    2007
                                                            ----    ----
Weighted-average assumptions as of December 31:
   Discount rate                                            6.25%   6.25%
   Expected return on plan assets                           7.50%   7.50%

As of September 30, 2008, there were no contributions to the plan during 2008. The Bank does not anticipate contributing in 2008 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at September 30, 2008 and December 31, 2007:

                                                    September 30, 2008
                                               -----------------------------
                                                            Gross Unrealized
                                               Fair Value     Gains   Losses
                                               -----------------------------
                                                       (in thousands)
Investment Securities
Available for sale portfolio:
-----------------------------
   Debt securities:
      U. S. Agencies                           $   23,478   $    64   $  264
      Corporate debt and trust preferred           21,511        --    6,487
      State and municipals                         17,661       122      150
                                               ----------   -------   ------
                                               $   62,650   $   186   $6,901
                                               ==========   =======   ======
Mortgage-Backed Securities
Available for sale portfolio:
-----------------------------
   Fannie Mae                                  $   21,445   $    61   $  110
   Freddie Mac                                     26,558        53      128
   Ginnie Mae                                      19,934        34       81
   Small Business Administration                       13        --       --
   Collateralized Mortgage Obligations              7,612         3      671
                                               ----------   -------   ------
                                               $   75,562   $   151   $  990
                                               ==========   =======   ======

                                                    December 31, 2007
                                               -----------------------------
                                                            Gross Unrealized
                                               Fair Value     Gains   Losses
                                               -----------------------------
                                                       (in thousands)

Investment Securities
  Available for sale portfolio:
-------------------------------
     Debt securities:
        U. S. Agencies                         $   37,949   $   146   $  202
        Corporate debt and trust preferred         24,955        45    1,381
        State and municipals                       19,252       148       17
                                               ----------   -------   ------
                                                   82,156       339    1,600
     Equity investments:

        Preferred and other equity stocks          10,459        --    2,196
        Mutual fund                                 3,196        --      336
                                               ----------   -------   ------
                                               $   95,811   $   339   $4,132
                                               ==========   =======   ======
Mortgage-Backed Securities
  Available for sale portfolio:
-------------------------------
     Fannie Mae                                $   15,481   $    98   $   98
     Freddie Mac                                   21,826        47      111
     Ginnie Mae                                     2,467        26       --
     Small Business Administration                     14        --       --
     Collateralized Mortgage Obligations            6,795        32       24
                                               ----------   -------   ------
                                               $   46,583   $   203   $  233
                                               ==========   =======   ======

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

Unrealized losses on investment and mortgage-backed securities have not been recognized into income because the issuer(s) securities are of investment grade (except for General Motors Acceptance Corp. bond and three trust preferred securities), management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to declines in market interest rates since the securities were purchased. The Company currently has a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. The unrealized loss of $745,000 and $264,000 at September 30, 2008 and December 31, 2007 respectively has not been considered other than temporary in that the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value, and management believes that the repayment of the investment is probable at maturity.

The Company currently has a $2.5 million Sallie Mae bond, maturing May 1, 2012 which is rated investment grade. The unrealized loss at September 30, 2008 and December 31, 2007 of $831,000 and $431,000 respectively has not been considered other-than-temporary in that the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value and that based on credit ratings and assessment of likelihood of default the Company has concluded that it is probable that payment will be made at maturity.

The Company currently has $7.8 million of trust preferred securities as of September 30, 2008. The unrealized loss at September 30, 2008 and December 31, 2007 on the nine securities totaled $4.0 million and $442,000 respectively. Three of the securities totaling $4.0 million have been rated below investment grade as of September 30, 2008. These securities have been evaluated in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue To Be Held by a Transferor in Securitized Financial Assets, to determine if any are considered other than temporarily impaired. As of September 30, 2008, through review of the current and expected cash flow analysis, underlying collateral and stress tests performed on the securities, none of the trust preferred securities is considered impaired as of September 30, 2008.

The Company has a $1.0 million Lehman Brothers Holding Inc. medium term fixed rate note. The security has been considered other-than-temporarily impaired as a result of Lehman Brothers having filed a Chapter 11 bankruptcy petition on September 15, 2008. As a result, the Company recorded a non-cash charge to earnings of $832,000 during the third quarter 2008.

Note G - Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. During the nine months ended September 30, 2007, we itemized a provision acquired in connection with our acquisition of the Bank of Vernon.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At September 30, 2008 the allowance for loan losses as a percentage of net loans receivable was 0.83% as compared to 0.88% at December 31, 2007.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                      Three Months Ended               Nine Months Ended
                                  September 30,   September 30,   September 30,   September 30,
                                      2008            2007            2008            2007
                                  -------------   -------------   -------------   -------------
                                                         (in thousands)
Balance at beginning of period:   $       2,528   $       2,609   $       2,511   $       2,081
   Charge-offs                             (195)            (88)           (383)           (160)
   Recoveries                                30              27              85             101
   Provision for loan losses                125              --             275              --
   Provision acquired                        --              --              --             526
                                  -------------   -------------   -------------   -------------
Balance at end of period          $       2,488   $       2,548   $       2,488   $       2,548
                                  =============   =============   =============   =============

There were no impaired loans as of September 30, 2008 or December 31, 2007.

Note H - Segment Information

The Company has determined that it has four primary business segments, its banking franchise, its insurance activities, its benefit consulting activities and risk management activities. For the three months and nine months ended September 30, 2008 and 2007, the Company's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Company's benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc which was acquired June 2006. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions, Inc. which was formed in February 2008. Information about the Company's segments is presented in the following table for the periods indicated:

                                                                       Three Months Ended September 30, 2008
                                                   --------------------------------------------------------------------------
                                                     Banking     Insurance   Benefit Consulting   Risk Management
                                                   Activities   Activities        Activities         Activities       Total
                                                                               (in thousands)
Net interest income                                $    3,924   $       --       $       --          $       --     $   3,924
Provision for loan losses                                 125           --               --                  --           125
                                                   ----------   ----------       ----------          ----------     ---------
   Net interest income after provision for
      loan losses                                       3,799           --               --                  --         3,799
Other income                                           (5,972)       1,967            1,168                  43        (2,794)
Other expenses                                          3,526        1,890              964                 102         6,482
Depreciation and amortization                             455           62               47                   1           565
                                                   ----------   ----------       ----------          ----------     ---------
      (Loss) Income before income taxes                (6,154)          15              157                 (60)       (6,042)
Income tax (benefit) expense                           (1,685)          18               76                 (23)       (1,614)
                                                   ----------   ----------       ----------          ----------     ---------
         Net (loss) income                         $   (4,469)  $       (3)      $       81          $      (37)    $  (4,428)
                                                   ==========   ==========       ==========          ==========     =========
Total Assets                                       $  534,373   $   17,970       $    4,847          $       52     $ 557,242
                                                   ==========   ==========       ==========          ==========     =========

                                                                        Three Months Ended September 30, 2008
                                                              --------------------------------------------------------
                                                                Banking     Insurance   Benefit Consulting
                                                              Activities   Activities        Activities        Total
                                                                                   (in thousands)
Net interest income                                           $    3,542   $       --       $       --       $   3,542
Provision for loan losses                                             --           --               --               -
                                                              ----------   ----------       ----------       ---------
   Net interest income after provision for loan losses             3,542           --               --           3,542
Other income                                                       1,029        2,444            1,085           4,558
Other expenses                                                     3,485        2,014              762           6,261
Depreciation and amortization                                        426           51               57             534
                                                              ----------   ----------       ----------       ---------
      Income before income taxes                                     660          379              266           1,305
Income tax expense                                                   142          150               82             374
                                                              ----------   ----------       ----------       ---------
      Net income                                              $      518   $      229       $      184       $     931
                                                              ==========   ==========       ==========       =========
Total Assets                                                  $  501,669   $   14,079       $    4,054       $ 519,802
                                                              ==========   ==========       ==========       =========

                                                                        Nine Months Ended September 30, 2008
                                                   --------------------------------------------------------------------------
                                                     Banking     Insurance   Benefit Consulting   Risk Management
                                                   Activities   Activities        Activities         Activities       Total
                                                                               (in thousands)
Net interest income                                $   11,514   $       --       $       --          $       --     $  11,514
Provision for loan losses                                 275           --               --                  --           275
                                                   ----------   ----------       ----------          ----------     ---------
   Net interest income after provision
      for loan losses                                  11,239           --               --                  --        11,239
Other income                                           (4,326)       6,308            3,686                  56         5,724
Other expenses                                         10,912        5,789            2,971                 252        19,924
Depreciation and amortization                           1,283          189              139                   1         1,612
                                                   ----------   ----------       ----------          ----------     ---------

      (Loss) income before income taxes                (5,282)         330              576                (197)       (4,573)
Income tax (benefit) expense                           (1,599)         177              277                 (75)       (1,220)
                                                   ----------   ----------       ----------          ----------     ---------
Net (loss) income                                  $   (3,683)  $      153       $      299          $     (122)    $  (3,353)
                                                   ==========   ==========       ==========          ==========     =========
Total Assets                                       $  534,373   $   17,970       $    4,847          $       52     $ 557,242
                                                   ==========   ==========       ==========          ==========     =========

                                                                        Nine Months Ended September 30, 2007
                                                              --------------------------------------------------------
                                                                Banking    Insurance    Benefit Consulting
                                                              Activities   Activities       Activities         Total
                                                                                   (in thousands)
Net interest income                                           $   10,065   $       --       $       --       $  10,065
Provision for loan losses                                             --           --               --               -
                                                              ----------   ----------       ----------       ---------
   Net interest income after provision for loan losses            10,065           --               --          10,065
Other income                                                       3,045        7,615            2,675          13,335
Other expenses                                                    10,217        6,205            2,186          18,608
Depreciation and amortization                                      1,080          168              168           1,416
                                                              ----------   ----------       ----------       ---------
      Income before income taxes                                   1,813        1,242              321           3,376
Income tax expense                                                   471          375               97             943
                                                              ----------   ----------       ----------       ---------
      Net income                                              $    1,342   $      867       $      224       $   2,433
                                                              ==========   ==========       ==========       =========
Total Assets                                                  $  501,669   $   14,079       $    4,054       $ 519,802
                                                              ==========   ==========       ==========       =========

The following represents a reconciliation of the Company's reported segment assets to consolidated assets as of September 30:

                                                           2008         2007
                                                        ----------   ----------
               Assets
Total assets for reportable segments                    $  557,242   $  519,802
Elimination of intercompany cash balances                   (7,337)      (6,240)
                                                        ----------   ----------

Consolidated Total                                      $  549,905   $  513,562
                                                        ==========   ==========

Note I - Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB statement No. 87, 88, 106 and 132(R). Effective for fiscal years ending after December 15, 2008, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end. The Company has elected to use the remeasurement method for adjusting from a September measurement date to the December measurement date. Under this method, the plan assets and benefit obligations are remeasured as of the beginning of the fiscal year that the measurement date provisions are applied. The Company then uses those new measurements to determine the effects of the measurement date change as of the beginning of the fiscal year that the measurement date provisions are applied. Adoption of this FASB resulted in $13,691, net of tax of $5,476 being recognized as an adjustment to retained earnings for the net periodic benefit cost for the period October 1, 2007 to December 31, 2007. In addition, the change in fair value of plan assets and the benefit obligations for the period between October 1, 2007 to December 31, 2007 of $116,423, net of tax of $46,569 was recognized as a separate adjustment of the opening balance of accumulated other comprehensive income as of January 1, 2008.

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

                                      Fair Value Measurements at September 30, 2008 Using
                                --------------------------------------------------------------
                                                                     Significant
                                                Quoted Prices in     Other        Significant
                                                Active Markets for   Observable   Unobservable
                                September 30,   Identical Assets     Inputs       Inputs
                                     2008       (Level 1)            (Level 2)    (Level 3)
                                --------------------------------------------------------------
                                                      (in thousands)
Assets:
Trading securities              $       6,591         --             $    4,544   $      2,047
Available for sale securities          62,650         --                 52,833          9,817

The Level 3 assets include trust preferred securities and corporate debt and equity securities which are all rated investment grade (except for three trust preferred securities which totaled $4.0 million). The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended and nine months ended September 30, 2008:

                                                     Fair Value Measurements Using Significant
                                                                 Unobservable Inputs
                                                                    (Level 3)
                                                     ------------------------------------------
                                                                    Securities
                                                     Trading        Available for
                                                     Securities     Sale                 Total
                                                     ------------------------------------------
                                                                  (in thousands)
Beginning balance January 1, 2008                    $      1,996   $       8,455   $   10,451
Total gains or losses (realized/unrealized)
   Included in earnings
      Interest income on securities                           (10)             (6)         (16)
      Other changes in fair value                            (158)             --         (158)
   Included in other comprehensive income                      --            (873)        (873)
                                                     ------------------------------------------
Ending balance March 31, 2008                        $      1,828   $       7,576   $    9,404
Total gains or losses (realized/unrealized)
   Included in earnings
      Interest income on securities                           (10)             (6)         (16)
      Other changes in fair value                             229              --          229
   Included in other comprehensive income                      --            (552)        (552)
                                                     ------------------------------------------
Ending balance June 30, 2008                         $      2,047   $       7,018   $    9,065
Total gains or losses (realized/unrealized)
   Included in earnings
      Interest income on securities                           (10)             (6)         (16)
      Other changes in fair value                              10              (4)           6
   Included in other comprehensive income                      --          (1,503)      (1,503)
Transfers in and/or out of Level 3                             --           4,312        4,312
                                                     ------------------------------------------
Ending balance September 30, 2008                    $      2,047   $       9,817   $   11,864
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

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the nine months ended September 30, 2008:

                         Changes in Fair Values for the Period ended September 30, 2008, for items
                           Measured at Fair Value Pursuant to Election of the Fair Value Option
                         -------------------------------------------------------------------------
                                                                                    Total Changes
                                                                                    In Fair Values
                              Other                                                 Included in
                              Gains and         Interest         Interest           Current Period
                              Losses            Income           Expense            Earnings
                         -------------------------------------------------------------------------
                                                         (in thousands)
Assets:
   Trading securities        ($7,035)             --               --                  ($7,035)

Note K - Participation in the Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to review and approval by the U.S. Treasury.

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primary derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency and employee benefit services provided by subsidiaries of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, FDIC insurance assessments, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. The Company has four primary business segments; it's banking franchise, insurance activities, benefit consulting activities and risk management activities. However, only the banking franchise is deemed material to the Bank's financial condition and results of operations. Consequently, segment disclosures are not presented in the Management's Discussion and Analysis. At December 31, 2007 and September 30, 2008 the Company had 7,726,710 shares and 7,726,810 shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

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

      Assets acquired as a result of the acquisition totaled $66.9 million and resulted in additional goodwill and core deposit intangibles of approximately $5.9 million. Amortization expense of the core deposit intangible was $60,000 for the three months ended September 30, 2008 and $185,000 for the nine months ended September 30, 2008. Amortization expense was $66,000 and $132,000 for the three months and nine months ended September 30, 2007. The core deposit intangible is being amortized using a 10-year accelerated method amortization term.

      Effective January 1, 2008, the Company adopted FASB No. 157 Fair Value Measurements and FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Footnote J to the consolidated financial statements sets forth the fair value measurements using Level 1, Level 2 or Level 3 as defined in the FASB as of September 30, 2008. Level 3 assets totaled $11.9 million and $10.5 million as of September 30, 2008 and December 31, 2007 respectively and represented 2.2% and 2% of total assets respectively. The assets include trust preferred securities and corporate debt and equity securities which are all rated investment grade except for three trust preferred securities that totaled $4.0 million as of September 30, 2008. There was $4.3 million of assets transferred into the Level 3 category during the quarter. The assets transferred represented additional trust preferred securities that there currently is no active market for. In addition, for the Level 3 assets, $2.0 million represents trading securities whose change in fair value for the three months ended and nine months ended September 30, 2008 of a $10,000 gain and an $81,000 gain respectively were recognized in the consolidated statement of operations. The remaining Level 3 assets of $9.8 million had an unrealized loss at September 30, 2008 of $4.7 million.

      FASB No. 159 provides companies with the option to report selected financial assets and liabilities at fair value and establishes disclosure requirements. Footnote J to the consolidated financial statements sets forth the assets which management has elected to report at fair value. As of January 1, 2008, Management has elected to apply FASB 159 to preferred and common equity securities currently in the portfolio. These securities do not have stated market values and whose fair value fluctuates with market changes. As of the three months ended and nine months ended September 30, 2008, the change in fair value of $6.4 million loss and $7.0 million loss respectively was recognized in the consolidated statement of operations. The significant change in fair value was due to the significant decline in value of Federal Home Loan Mortgage Corporation ("Freddie Mac") perpetual preferred stock following the announcement by the United States Treasury and the Federal Housing Finance Agency ("the FHFA") that the government sponsored enterprise was placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of Freddie Mac which adversely impacted the market value of this investment.

      The Company has a $1.0 million Lehman Brothers Holding Inc. medium term fixed rate note. The security has been considered other-than-temporarily impaired as a result of Lehman Brothers having filed a Chapter 11 bankruptcy petition on September 15, 2008. As a result, the Company recorded a non-cash charge to earnings of $832,000 during the third quarter 2008.

      During the first quarter 2008 we renamed our MacDonald/Yando Agency Inc. subsidiary to "Workplace Health Solutions, Inc."("WHS") WHS is designed to develop a series of proactive medical services to help mitigate and prevent work related injuries. This subsidiary was designed to complement our other subsidiaries with an overall philosophy of innovative risk management services.

FINANCIAL CONDITION

      ASSETS.  Total  assets at  September  30,  2008 were  $549.9  million,  an increase of $27.6 million from $522.3 million at December 31, 2007. Mortgage-backed securities increased $29.0 million reflecting purchases of $53.3 million of mortgage-backed securities offset by the principal collected on and proceeds from sales and maturities of mortgaged-backed securities. Investment securities decreased $26.6 million due to principal collected on and proceeds from sales and maturities of investment securities of $32.0 million offset by purchases of investment securities. Market rate fluctuations during the quarter have resulted in mortgage-backed securities being a more attractive vehicle for the investment of proceeds from called securities and excess cash and cash equivalents. Loans receivable, including loans held for sale, increased $14.3 million to $298.7 million at September 30, 2008 compared with $284.4 million at December 31, 2007. At September 30, 2008 total consumer loans increased by $2.4 million from December 31, 2007. Residential loans increased by $14.7 million since December 31, 2007, after the sale of $14.3 million of fixed-rate residential real estate loans in the secondary market during the nine month period. At September 30, 2008, total commercial real estate loans decreased by $4.7 million while commercial business loans increased by $1.9 million from December 31, 2007. Goodwill and other intangibles totaled $25.2 million as of September 30, 2008 and $25.4 million at December 31, 2007. Additional goodwill in the amount of $129,000 was recorded for the contingent purchase payment made to Benefit Consulting Group LLC. Under the terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period starting with the year ended December 31, 2006. Offsetting this payment was the amortization expense recorded on a monthly basis.

      The allowance for loan losses was $2.5 million at September 30, 2008 and December 31, 2007. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which management considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral- dependent loans are measured for impairment based on the estimated fair value of the collateral. At September 30, 2008 the allowance for loan losses as a percentage of net loans receivable was 0.83% as compared to 0.88% as of December 31, 2007.

      LIABILITIES. Total liabilities increased by $36.2 million to $499.2 million at September 30, 2008 from $463.0 million at December 31, 2007. The increase is primarily the result of an increase in interest-bearing deposits of $39.3 million. Contributing to the increase in deposits has been an increase in municipal deposits offered through the Bank's limited purpose commercial banking subsidiary, State Bank of Chittenango. Municipal deposits increased $31.5 million from December 31, 2007 to September 30, 2008. Non-interest bearing deposits increased $200,000 from $65.7 million at December 31, 2007 to $65.9 million at September 30, 2008. Borrowings decreased $4.5 million from December 31, 2007 to September 30, 2008 reflecting matured borrowings.

      STOCKHOLDERS' EQUITY. Total stockholders' equity decreased by $8.6 million to $50.7 million at September 30, 2008 as compared to $59.3 million at December 31, 2007. Stockholders' equity decreased due to the after-tax net loss of $3.4 million, the valuation adjustments of $3.7 million made for the Company's available for sale investment and mortgage-backed securities and $1.7 million due to the payment of semiannual cash dividends of $0.24.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2008 and 2007 and for the year ended December 31, 2007. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

      TABLE 1. Average Balance Sheet.

                                                               Three Months Ended September 30,
                                               ---------------------------------------------------------------------------
                                                               2008                               2007
                                                 Average     Interest               Average     Interest
                                               Outstanding    Earned/    Yield/   Outstanding    Earned/    Yield/
Assets                                           Balance       Paid       Rate      Balance       Paid       Rate
------                                         -----------   --------   -------   -----------   --------   -------
Interest-earning Assets:                                              (Dollars in Thousands)
------------------------
   Loans Receivable                            $   298,448   $  4,634      6.21%  $   280,957   $  4,816      6.86%
   Investment and Mortgage-Backed
      Securities                                   151,614      1,862      4.91%      110,195      1,421      5.16%
   Federal Funds                                     3,216         19      2.36%       14,356        216      6.02%
   Equity Securities                                12,962        136      4.20%       15,328        206      5.38%
                                               -----------   --------   -------   -----------   --------   -------
     Total Interest-earning Assets                 466,240      6,651      5.71%      420,836      6,659      6.33%
                                               -----------   --------   -------   -----------   --------   -------
Non interest-earning Assets:
----------------------------
   Cash and due from banks                          12,020                             15,392
   Other assets                                     75,544                             72,511
                                               -----------                        -----------
      Total assets                             $   553,804                        $   508,739
                                               ===========                        ===========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
   Money Market Deposits                       $    88,816   $    433      1.94%  $    60,662   $    493      3.22%  3.14%
   Savings Accounts                                 79,718        161      0.80%       76,648        154      0.80%  0.77%
   Interest-bearing Checking                        40,652         56      0.55%       38,531         72      0.74%  0.74%
   Time Deposits                                   162,388      1,431      3.51%      144,200      1,696      4.67%  4.60%
   Borrowings                                       57,306        645      4.48%       56,400        693      4.87%  4.94%
   Notes Payable                                        70          1      5.68%          681          9      5.24%  5.02%
                                               -----------   --------   -------   -----------   --------   -------   ----
      Total Interest-bearing Liabilities           428,950      2,727      2.53%      377,122      3,117      3.28%  3.27%
                                               -----------   --------   -------   -----------   --------   -------   ----
Non-interest-bearing Liabilities:
---------------------------------
  Demand deposits                                   65,681                             64,816
  Other liabilities                                  4,274                              8,772
                                               -----------                        -----------
      Total liabilities                        $   498,905                        $   450,710
                                               -----------                        -----------
Stockholders' equity                                54,899                             58,029
                                               -----------                        -----------
Total liabilities and stockholders'
   equity                                      $   553,804                        $   508,739
                                               ===========                        ===========
   Net Interest Income                                       $  3,924                           $  3,542
                                                             ========                           ========
   Net Interest Spread                                                     3.18%                              3.05%  3.02%
                                                                        =======                            =======   ====
   Net Earning Assets                          $    37,290                        $    43,714
                                               ===========                        ===========
   Net yield on average
      Interest-earning assets                                    3.37%                              3.37%
                                                             ========                           ========
    Average interest-earning
      assets to average
      Interest-bearing liabilities                             108.69%                            111.59%
                                                             ========                           ========

                                                               Nine Months Ended September 30,
                                               -------------------------------------------------------------------
                                                               2008                               2007
                                                 Average     Interest               Average     Interest
                                               Outstanding    Earned/    Yield/   Outstanding    Earned/    Yield/
Assets                                           Balance       Paid       Rate      Balance       Paid       Rate
------                                         -----------   --------   -------   -----------   --------   -------
Interest-earning Assets:                                              (Dollars in Thousands)
------------------------
   Loans Receivable                            $   290,150   $ 13,857      6.37%  $   267,270   $ 13,669      6.82%
   Investment and  Mortgage-Backed
     Securities                                    143,993      5,410      5.01%      103,309      3,904      5.04%
   Federal Funds                                     7,787        160      2.74%       13,706        639      6.22%
   Equity Securities                                14,891        668      5.98%       15,325        603      5.25%
                                               -----------   --------   -------   -----------   --------   -------
      Total Interest-earning Assets                456,821     20,095      5.87%      399,610     18,815      6.28%
                                               -----------   --------   -------   -----------   --------   -------
Non interest-earning Assets:
----------------------------
   Cash and due from banks                          12,408                             14,313
   Other assets                                     74,847                             69,986
                                               -----------                        -----------
               Total assets                    $   544,076                        $   483,909
                                               ===========                        ===========
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing Liabilities:
-----------------------------
   Money Market Deposits                       $    79,888   $  1,223      2.04%  $    53,587   $  1,274      3.18%
   Savings Accounts                                 77,097        459      0.80%       74,276        423      0.76%
   Interest-bearing Checking                        40,104        184      0.61%       35,425        194      0.73%
   Time Deposits                                   161,931      4,757      3.92%      134,282      4,589      4.57%
   Borrowings                                       56,781      1,954      4.60%       60,740      2,233      4.92%
   Notes Payable                                       106          4      5.04%          993         37      4.98%
                                               -----------   --------   -------   -----------   --------   -------
      Total Interest-bearing Liabilities           415,907      8,581      2.76%      359,303      8,750      3.26%
                                               -----------   --------   -------   -----------   --------   -------
Non-interest-bearing Liabilities:
---------------------------------
   Demand deposits                                  64,227                             59,870
   Other liabilities                                 6,248                              6,401
                                               -----------                        -----------
      Total liabilities                        $   486,382                        $   425,574
                                               -----------                        -----------
Stockholders' equity                                57,695                             58,335
                                               -----------                        -----------
Total liabilities and stockholders' equity     $   544,077                        $   483,909
                                               ===========                        ===========

   Net Interest Income                                       $ 11,514                           $ 10,065
                                                             ========                           ========
   Net Interest Spread                                                     3.11%                              3.02%
                                                                        =======                            =======
   Net Earning Assets                          $    40,914                        $    40,307
                                               ===========                        ===========
   Net yield on average
      Interest-earning assets                                    3.36%                              3.36%
                                                             ========                           ========
   Average interest-earning
      assets to average
      Interest-bearing liabilities                             109.84%                            111.22%
                                                             ========                           ========

RESULTS OF OPERATIONS

      GENERAL. The net loss for the three months ended September 30, 2008 was $4.4 million or ($0.57) per share compared with net income of $931,000 or $0.12 per share for the three months ended September 30, 2007. The net loss was primarily the result of non-cash investment charges of $7.3 million, an increase in other expenses and an increase in the provision for loan losses offset by an increase in net interest income and a decrease in the provision for income taxes. The net loss for the nine months ended September 30, 2008 was $3.4 million, a decrease of $5.8 million from net income of $2.4 million for the nine months ended September 30, 2007. The net loss from operations for the nine months, which excludes a non-cash impairment charge of a medium term note and the non-cash charge to earnings recognized in the connection with the adoption of FASB159 (The Fair Value Option of Financial Assets and Financial Liabilities) $7.9 million, net of $2.1 million in income taxes, was $2.4 million or $0.31 per basic share. This compares to net income from operations for the nine months ending September 30, 2007 of $2.4 million, or $0.32 per basic share. The net income excluding the non-cash charge to earnings remained stable as other income remained stable, and other expenses increased offsetting an increase in net interest income. The Company believes these non-GAAP financial measures provide a meaningful comparison of the underlying operational performance of the Company, and facilitate investors' assessments of business and performance trends in comparison to others in the financial services industry. In addition, the Company believes the exclusion of these items enables management to perform a more effective evaluation and comparison of the Company's results and assess performance in relation to the Company's ongoing operations. The acquisition of The National Bank of Vernon and the opening of a banking, insurance and retail center in the Griffiss Business and Technology Park in Rome, New York both completed in the second quarter of 2007 contributed to the increase in non-interest expense.

      INTEREST INCOME. Interest and dividend income remained stable at $6.7 million for the three months ended September 30, 2008 and for three months ended September 30, 2007. For the nine months ended September 30, 2008, interest and dividend income increased by $1.3 million or 6.8% to $20.1 million from $18.8 million for the nine months ended September 30, 2007. The increase in interest income was the result of an increase in the average balances of interest-earning assets during the current period of $57.0 million. This increase was partially offset by a decrease in the yield of 41 basis points on interest earning assets. The increase in interest-earning assets reflects a complete nine month average balance during 2008 of assets acquired in connection with the acquisition of Vernon Bank Corporation on April 2, 2007.

      Interest on loans decreased $182,000 to $4.6 million for the three months ended September 30, 2008 from $4.8 million for the three months ended September 30, 2007. The decrease in interest income on loans is a result of a decrease of 65 basis points in the average yield to 6.21% for the three months ended September 30, 2008 from 6.86% for the three months ended September 30, 2007, offset by an increase of $17.5 million in the average balance of loans receivable for the three months ended September 30, 2008 as compared with the same period in 2007. For the nine months ended September 30, 2008, the average balance of loans increased $22.9 million while the average yield decreased 45 basis points to 6.37% during the 2008 period from 6.82% during the 2007 period. The average balance of commercial loans increased $3.3 million for the nine months ended September 30, 2008 from the nine months ended September 30, 2007 while commercial real estate loans increased $2.5 million. The average balance of residential real estate loans increased $9.4 million for the same time period, after recording the sale of $17.7 million in fixed rate one-to-four family residential real estate loans over the last 12 months.

      Interest on investments and mortgage-backed securities increased $441,000 as a result of an increase in the average balance of investment securities and mortgage-backed securities of $41.4 million for the three months period ending September 30, 2008 as compared with the same period in 2007. Offsetting this increase, the average yield decreased 25 basis points to 4.91% for the three months ended September 30, 2008 from 5.16% for the three months ended September 30, 2007. For the nine months ended September 30, 2008, interest on investments and mortgage-backed securities increased $1.5 million as compared with the same period in 2007 due to an increase in the average balance of investments and mortgage-backed securities of $40.7 million partially offset by a decrease in the average yield of 3 basis points from 5.04% to 5.01%.

      Interest income from federal funds decreased during the three months ended September 30, 2008 to $19,000 as compared with $216,000 for the 2007 period. The decrease in interest income is primarily due to a decrease in the average balance of $11.1 million as well as a decrease of 366 basis points in the average yield. For the nine months ended September 30, 2008, interest income on federal funds decreased $479,000 due to a decrease in the average yield of 348 basis points of and a decrease in the average balance of $5.9 million as compared with the same period in 2007. The decrease in the average balance of federal funds sold was due to the liquidity needed in 2007 to provide for the cash consideration required for the acquisition of Vernon Bank Corporation.

      INTEREST EXPENSE. Interest expense was $2.7 million for the three months ended September 30, 2008, a decrease of $390,000 or 12.5% from the same period in 2007. The decrease in interest expense is due to a decrease in the average yield on interest-bearing liabilities offset by an increase in the average balance. Interest expense on borrowed funds totaled $645,000 for the third quarter of 2008 compared with $696,000 for the 2007 period. The average balance of borrowings increased $906,000 for the three months period ending September 30, 2008 as compared with the same period in 2007. The cost of borrowed funds decreased 39 basis points to 4.48% for the three months ended September 30, 2008 from 4.87% for the three months ended September 30, 2007. For the nine months ended September 30, 2008 interest expense on borrowing funds decreased $279,000 due to a decrease in the average balance outstanding of borrowings to $56.8 million as compared to $60.7 million for the nine month period in 2007. Interest expense on deposits decreased $334,000 and totaled $2.1 million for the three months ended September 30, 2008 as compared to $2.4 million for the three month period in 2008. The average cost of deposits was 2.23% for the three month period ending September 30, 2008 compared with 2.99% for the three month period in 2007. In addition, the average balance of deposit accounts increased $51.5 million from September 2007 to September 2008. For the nine months ended
September 30, 2008, the average cost of deposits was 2.46% as compared with 2.91% for the nine month period in 2007. In addition, the average balance of deposit accounts increased $61.4 million for the nine months ended September 30, 2008 as compared with nine months ended September 30, 2007.

      PROVISION FOR LOAN LOSSES. The total provision for loan losses for the three months ended September 30, 2008 was $125,000. The total provision for loan losses for the nine months ended September 30, 2008 was $275,000 compared to no provision during the nine months ended September 30, 2007. The allowance for loan losses was $2.5 million for the three months ended September 30, 2008, a decrease of $60,000 from $2.5 million at September 30, 2007. The ratio of the net loan loss allowance to loans receivable is 0.83% at September 30, 2008 as compared with a ratio of 0.91% of loans receivable at September 30, 2007. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

      OTHER INCOME. Other operating income decreased $7.4 million to $2.8 million expense for the three month period ending September 30, 2008 as compared to $4.6 million for the three month period ending September 30, 2007. Commissions and fees on sales of non-banking products decreased $308,000 and was $3.2 million for the three month period ending September 30, 208 as compared to the three month period September 30, 2007. For the nine months ended September 30, 2008, other operating income decreased $7.6 million to $5.7 million from $13.3 million for the same period in 2007. The decrease in other income was primarily due to a change in fair value of $7.0 million that was recognized in connection with the adoption of FAS 159 for certain preferred and common equity securities including Freddie Mac preferred securities. In addition, to the noncash charge due to FAS 159, the Company also recorded an other-than-temporary impairment charge on a Lehman Brothers medium term note of $831,000 as a result of their bankruptcy announced in September. Commissions and fees on sales of non-banking products was $10.0 million for the nine months ended September 30, 2008 as compared to $10.2 million for the same period in 2007. The decrease in commission and fees is due to a weakening insurance market during 2008 as compared to 2007. In addition, service charges on deposit accounts increased $222,000 or 12.2% for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007.

      OTHER EXPENSES. Other operating expenses increased by $252,000 or 3.78%, to $7.0 million for the three months ended September 30, 2008 from $6.8 million for the same period in 2007. For the nine months ended September 30, 2008, other operating expenses increased $1.5 million to $21.5 million from $20.0 million for the same period in 2007. The increase in non-interest expense primarily is the result of an increase in equipment and other operating expenses associated with the expansion of our banking franchise resulting from the acquisition of the Vernon Bank Corporation and the completion of our banking, insurance and retail center at the Griffiss Business and Technology Park in Rome, New York. Compensation expense increased $985,000 or 7.77% for the nine months ended September 30, 2008 from the same period in 2007 largely associated with expansion of the insurance and consulting subsidiaries as well as due to the acquisition of Vernon Bank Corporation. It is expected that our expense will increase in 2009 as a result of higher FDIC deposit insurance assessment being levied on the Bank.

      INCOME TAX. Income tax expense decreased to a benefit of $1.6 million for the three months ended September 30, 2008 as compared to a provision of $374,000 for the third quarter of 2007. For the nine months ended September 30, 2007, the income tax benefit was $1.2 million compared to a provision of $943,000 for the nine months ended September 30, 2007. Net income decreased from $5.8 million to a $3.4 million net loss for the nine month period while the effective tax rate decreased to 26.7% for the nine months of 2008 from 27.8% for the nine months of 2007 to reflect the overall tax rate expected to be in effect for 2008 within changes in permanent differences.

      LIQUIDITY AND CAPITAL RESOURCES. The Company's primary funding sources are cash flows from banking and insurance operations and consist of deposits and borrowings, scheduled amortization and prepayments on loans and mortgage-backed securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market and fees from the sales of insurance products. Additionally, the Bank has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the third quarter of 2008 cash flows provided by the sale, principal payments and maturity of securities available for sale was $25.6 million compared to $15.4 million for the same period in 2007.

      While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances, calls of investment securities and prepayment of loans and mortgage-backed securities are greatly influenced by interest rates, the general and local economic environment and competition in the marketplace. The overall objective of the Company's liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of lending and investment opportunities. The Company manages liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

      The primary investing activities of the Bank are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2008, loan originations totaled $31.6 million compared to $30.6 million during the third quarter of 2007. The purchases of mortgage-backed securities totaled $13.2 million during the third quarter of 2008 as compared to $6.8 million during the third quarter of 2007. The increase in the purchases of mortgage-backed securities is due to additional liquidity provided by increased deposits.

      In the ordinary course of business, the Bank extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Bank does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the particular customer's creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Bank to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2008 the Bank had outstanding commitments to originate loans of approximately $5.2 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $4.4 million at September 30, 2008.

      The Bank extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $52.0 million at September 30, 2008 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Bank's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Bank's various lines of credit. As of September 30, 2008 the total of cash, interest-earnings demand accounts and federal funds sold was $24.4 million.

At September 30, 2008, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                  To Be Well
                                                                               Capitalized Under
                                                            For Capital        Prompt Corrective
                                         Actual          Adequacy Purposes     Action Provisions
                                    ----------------     -----------------     -----------------
                                     Amount    Ratio      Amount     Ratio      Amount    Ratio
                                                       (Dollars in thousands)
As of September 30, 2008:
   Total Capital
      (to Risk Weighted Assets)     $ 35,783   10.01%    $ 28,586        8%    $ 35,732      10%
   Tier I Capital
      (to Risk Weighted Assets)     $ 33,295    9.32%    $ 14,293        4%    $ 21,439       6%
   Tier I Capital
      (to Average Assets)           $ 33,295    6.30%    $ 21,145        4%    $ 26,418       5%

                                                                                  To Be Well
                                                                               Capitalized Under
                                                            For Capital        Prompt Corrective
                                         Actual          Adequacy Purposes     Action Provisions
                                    ----------------     -----------------     -----------------
                                     Amount    Ratio      Amount     Ratio      Amount    Ratio
                                                       (Dollars in thousands)
As of December 31, 2007:
   Total Capital
      (to Risk Weighted Assets)     $ 35,221   10.18%    $ 27,682        8%    $ 34,602      10%
   Tier I Capital
      (to Risk Weighted Assets)     $ 32,710    9.45%    $ 13,841        4%    $ 20,761       6%
   Tier I Capital
      (to Average Assets)           $ 32,710    6.60%    $ 19,830        4%    $ 24,787       5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

(Annualized where appropriate)                       Three Months Ending    Nine Months Ended
                                                        September 30,         September 30,
                                                     2008         2007       2008        2007
                                                   --------     --------   ------     --------
Performance Ratios:

   Return on average assets                           (3.20%)       0.73%   (0.82%)       0.67%
   Return on average equity                          (32.26%)       6.42%   (7.75%)       5.56%
   Net interest margin                                 3.37%        3.37%    3.36%        3.36%

   Efficiency Ratio                                   82.38%       83.89%   84.24%       83.89%
   Ratio of operating expense
      to average total assets                          5.09%        5.34%    5.28%        5.52%
   Ratio of average interest-earning assets
      to average interest-bearing liabilities        108.69%      111.59%  109.84%      111.22%

Asset Quality Ratios:

   Non-performing assets to total assets               0.11%        0.05%    0.11%        0.05%

   Allowance for loan losses
      to non-performing loans                        555.36%    1,011.11%  555.36%    1,011.11%
   Allowance for loan losses
      to loans receivable, net                         0.83%        0.91%    0.83%        0.91%

Capital Ratios:

   Total stockholders' equity to total assets          9.22%       11.42%    9.22%       11.42%
   Average equity to average assets                    9.91%       11.41%   10.60%       12.05%

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at September 30, 2008, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 1a     Risk Factors

      Other than set forth below, there has not been any material change in the risk factors disclosure from that contained in the Company's 2007 Form 10-K for the fiscal year ended December 31, 2007.

      Our Non-Interest Expense Will Increase As A Result Of Increases In FDIC Insurance Premiums

      The Federal Deposit Insurance Corporation ("FDIC") imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

      Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

      Under the proposed rule, the FDIC would first establish an institution's initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution's levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution's deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

      In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

      These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Effects of the Emergency Economic Stabilization Act of 2008 are Unknown

      On October 14, 2008, the U.S. Treasury announced that it would purchase equity stakes in a number of banks and savings and loan associations. Under the Capital Purchase Program of the Troubled Assets Relief Program ("TARP"), $250 billion of the $700 billion authorized by the Emergency Economic Stabilization Act of 2008 will be made available to the U.S. Treasury to a variety of U.S. financial institutions in exchange for preferred stock. In connection with its purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Financial institutions that take part in the TARP Capital Purchase Program will be required to adopt the U.S. Treasury's standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine major financial institutions had already agreed to participate in the TARP Capital Purchase Program, and numerous other financial institutions have subsequently agreed to take part.

      On October 14, 2008, the FDIC announced the establishment of the Temporary Liquidity Guarantee Program, which was designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing the (1) newly issue senior unsecured debt and (2) non-interest-bearing transaction accounts of participating institutions. All eligible entities will be covered under the program unless they opt out of one or both of these components by December 5, 2008 (an extension from the original opt-out date of November 12, 2008). Following that deadline, institutions that have opted out of either or both components cannot then opt in. Similarly, institutions that have opted in by the December 5th deadline may not then opt out. The Temporary Liquidity Guarantee Program will be in effect through December 31, 2009.

      As of the time of the filing, we have not applied to the U.S. Treasury to receive equity capital through the TARP Capital Purchase Program nor have we applied to the FDIC to opt in or out of the Temporary Liquidity Guarantee Program. However, as the details and ramifications of these and any other plans that may be introduced, are clarified, we will continue to review them in order to determine whether or not we should participate in them.

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

      There was no repurchase activity during the three months ended September 30, 2008. Our current repurchase plan of 250,000 was announced on February 13, 2008 and represents 3.2% of the common stock outstanding. The plan has no expiration date.

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

                                           ONEIDA FINANCIAL CORP.

Date: November 14, 2008                    By: /s/ Michael R. Kallet
                                           ----------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer

Date: November 14, 2008                    By: /s/ Eric E. Stickels
                                           ----------------------------------
                                           Eric E. Stickels
                                           Executive Vice President and Chief
                                           Financial Officer