Form 10-K
period 2008-12-31
ONEIDA FINANCIAL CORP
filed 2009-03-25
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2008

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to ______________________

                          Commission File No. 000-25101

                             ONEIDA FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Federal                                      16-1561678
      -------------------------------                 ----------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

       182 Main Street, Oneida, New York                     13421-1676
  ---------------------------------------------             -------------
     (Address of Principal Executive Offices)                 Zip Code

                                   (315) 363-2000
                         ------------------------------
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

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

      [ ] Large accelerated filer   [ ] Accelerated filer
      [X] Non-accelerated filer     [ ] Smaller Reporting Company

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

      The aggregate market value of the 3,464,535 shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price ($9.00) on June 30, 2008, as reported by the Nasdaq Market, was approximately $31.2 million. As of February 28, 2009, there were issued and outstanding 7,774,285 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

(2)   Annual Report to Stockholders (Part II).

                                TABLE OF CONTENTS

ITEM 1.    BUSINESS .......................................................    1
ITEM 1A.   RISK FACTORS ...................................................   38
ITEM 1.B   UNRESOLVED STAFF COMMENTS ......................................   41
ITEM 2.    PROPERTIES .....................................................   41
ITEM 3.    LEGAL PROCEEDINGS ..............................................   43
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............   43
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ...........   44
ITEM 6.    SELECTED FINANCIAL DATA ........................................   46
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS .......................................   46
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....   46
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................   47
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE ........................................   47
ITEM 9A.   CONTROLS AND PROCEDURES ........................................   47
ITEM 9B.   OTHER INFORMATION ..............................................   48
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE .........   49
ITEM 11.   EXECUTIVE COMPENSATION .........................................   49
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS .............................   49
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
              INDEPENDENCE ................................................   49
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES .........................   49
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES .....................   50

                                     PART I

ITEM  1.   BUSINESS
-------------------

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

      At December 31, 2008 the Company had consolidated assets and consolidated stockholders' equity of $540.1 million and $52.3 million, respectively. Through the Bank and its municipal bank subsidiary, the Company has deposits at December 31, 2008 totaling $425.7 million. All financial information is presented on a consolidated basis.

      The Company's executive office is located at the main office of the Bank, at 182 Main Street, Oneida, New York 13421-1676. The Company's telephone number is (315) 363-2000.

The Oneida Savings Bank

      The Bank was organized in 1866 as a New York-chartered mutual savings bank. The Bank's deposits are insured by the FDIC up to the maximum amount permitted by law. The Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and 11 full service branch offices and using those deposits, together with funds generated from operations and borrowings to make one-to-four family residential and commercial real estate loans, commercial business loans, consumer loans and to invest in mortgage-backed and other securities. The Bank also sells insurance and other commercial services and products through Bailey & Haskell Associates, Inc., its insurance agency subsidiary and provides employee benefit consulting services through its wholly-owned subsidiary Benefit Consulting Group, Inc. In addition, the Bank provides proactive medical services to help mitigate and prevent work related injuries through its wholly-owned subsidiary Workplace Health Solutions, Inc.

      At December 31, 2008, $216.1 million, or 70.8%, of the Bank's loans were secured by real estate, $109.2 million, or 35.8%, of the Bank's loans were secured by one-to-four family residential real estate, $67.2 million, or 22.0%, of the Bank's loans were secured by commercial real estate and multi-family loans, and $39.7 million, or 13.0%, of the Bank's loans were home equity loans. Consumer loans totaled $46.8 million, or 15.3% of the Bank's loans at December 31, 2008. The Bank also originates commercial business loans which totaled $42.2 million, or 13.9%, of loans at December 31, 2008. The Bank's investment securities and mortgage-backed securities portfolios totaled $60.4 million and $74.3 million, respectively, at December 31, 2008.

      In April 1999 the Bank established Oneida Preferred Funding Corp. as the Bank's wholly owned real estate investment trust subsidiary. At December 31, 2008 Oneida Preferred Funding Corp. held $45.3 million in mortgage and mortgage related assets. All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

      The Bank offers insurance and financial services products through its wholly-owned subsidiary, Bailey & Haskell Associates, Inc ("BHL").

      On May 31, 2002, the Bank completed its acquisition of SBC Financial Corporation ("SBC"), the holding company of State Bank of Chittenango ("Chittenango"); a New York State chartered commercial bank. The two banking offices of Chittenango became banking offices of the Bank. The Bank has retained Chittenango as a special purpose commercial bank subsidiary of the Bank. Chittenango is permitted to accept municipal deposit accounts from the various municipalities, school districts and other public sources, a source of funds not available to the Bank under New York law. At December 31, 2008, no impairment adjustment has been made to goodwill or other intangibles that were created in the transaction. At December 31, 2008 Chittenango had $54.7 million in municipal deposits. All disclosures in this Form 10-K relating to the Bank's investments and deposits include investments and deposits that are held by Chittenango.

      In February 2006, the Bank completed its acquisition of the assets of Parsons, Cote & Company, Inc., an insurance agency.

      In June 2006, the Bank completed its acquisition of Benefit Consulting Group LLC., an employee benefits consulting and retirement plan administration firm. Goodwill in the amount of $2.5 million and intangible assets in the amount of $1.1 million were recorded in conjunction with the transaction. At December 31, 2008, no impairment adjustment has been made to goodwill or other intangibles that were created in the transaction. The resulting company, Benefit Consulting Group Inc. ("BCG"), is a wholly-owned subsidiary of Oneida Savings Bank.

      On April 2, 2007, the Bank completed its acquisition of Vernon Bank Corporation and its wholly-owned subsidiary. The three banking offices of The National Bank of Vernon ("NBV") became banking offices of the Bank. At December 31, 2008, no impairment adjustment has been made to goodwill or other intangibles that were created in the transaction.

      In the first quarter 2008, the Bank renamed the MacDonald/Yando Agency Inc. subsidiary to Workplace Health Solutions, Inc. ("WHS"). WHS is designed to develop a series of proactive medical services to help mitigate and prevent work related injuries. This subsidiary was designed to complement the products and services offered by our other subsidiaries with an overall philosophy of innovative risk management services.

      The Bank's main office is located at 182 Main Street, Oneida, New York 13421-1676. The Bank's telephone number is (315) 363-2000.

Recent Market Developments

      In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Under the EESA, the U.S. Department of the Treasury was given the authority to, among other things, purchase up to $700 billion of securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

      On October 14, 2008, the Treasury Department announced a Capital Purchase Program under which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies. In conjunction with the purchase of preferred stock, the Treasury Department also received warrants to purchase common stock from participating financial institutions. Participating financial institutions also were required to adopt the Treasury Department's standards for executive compensation and corporate governance for the period during which the department holds equity issued under the Capital Purchase Program. We have determined that we would not participate in the Capital Purchase Program.

      On November 21, 2008, the FDIC adopted a final rule relating to a Temporary Liquidity Guarantee Program, which the FDIC had previously announced as an initiative to counter the systemwide crisis in the nation's financial sector. Under the Temporary Liquidity Guarantee Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% interest per annum and certain other accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. We have elected to participate in the deposit insurance program.

      The American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency.

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

                                                                           At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        2008                2007                2006                2005                2004
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                   Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
Real Estate Loans:                                                     (Dollars in thousands)
------------------
   One-to-four family .........  $ 109,154     35.8% $  99,596     34.7% $  85,864     34.4% $  83,001     34.9% $  81,621     38.2%
   Multi-family ...............      1,777      0.6      2,036      0.7      2,092      0.8      2,338      1.0      2,154      1.0
   Home equity ................     39,684     13.0     32,363     11.3     25,088     10.1     22,189      9.3     20,309      9.5
   Commercial real estate .....     65,442     21.4     69,224     24.1     57,144     22.9     51,980     21.8     42,566     19.9
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
      Total real estate
         loans ................    216,057     70.8    203,219     70.8    170,188     68.2    159,508     67.0    146,650     68.6
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------

Consumer Loans:
---------------
   Automobile loans ...........     41,879     13.7     38,871     13.6     39,885     16.0     41,123     17.3     32,059     15.0
   Mobile home ................        104      0.0         55      0.0         91      0.0        117      0.0        177      0.1
   Personal loans .............      2,715      0.9      2,680      0.9      2,236      0.9      2,058      0.9      2,910      1.4
   Other consumer loans .......      2,120      0.7      2,171      0.8      1,830      0.7      1,597      0.7      1,361      0.5
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
      Total consumer loans ....     46,818     15.3     43,777     15.3     44,042     17.7     44,895     18.9     36,507     17.0

Commercial business loans .....     42,241     13.9     39,933     13.9     35,292     14.1     33,633     14.1     30,704     14.4
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------

   Total consumer and
      commercial business
      loans ...................     89,059     29.2     83,710     29.2     79,334     31.8     78,528     33.0     67,211     31.4
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------

      Total loans .............  $ 305,116    100.0% $ 286,929    100.0% $ 249,522    100.0% $ 238,036    100.0% $ 213,861    100.0%
                                 =========  =======  =========  =======  =========  =======  =========  =======  =========  =======

Less:
-----
   Allowance for losses .......      2,624               2,511               2,081               1,959               1,982
                                 ---------           ---------           ---------           ---------           ---------
   Total loans receivable,
      net .....................  $ 302,492           $ 284,418           $ 247,441           $ 236,077           $ 211,879
                                 =========           =========           =========           =========           =========

      The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                           At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        2008                2007                2006                2005                2004
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                   Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
                                                                       (Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
------------------
   One-to-four family .........  $  33,634     11.0% $  37,030     12.9% $  25,880     10.4% $  27,638     11.6% $  31,201     14.6%
   Multi-family ...............         52      0.0         67      0.0         --       --         --       --         --       --
   Home equity ................     20,198      6.6     17,317      6.1     13,002      5.2     10,716      4.5      9,274      4.3
   Commercial real estate .....      4,074      1.3      5,822      2.0      9,261      3.7      6,220      2.6      6,299      2.9
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
      Total real estate
         loans ................     57,958     18.9     60,236     21.0     48,143     19.3     44,574     18.7     46,774     21.8

Consumer Loans:
---------------
   Total consumer loans .......     44,992     14.7     42,657     14.9     43,380     17.4     44,189     18.6     35,695     16.6

Commercial business loans:
--------------------------
   Total commercial loans .....     21,112      6.9     17,770      6.2     17,157      6.9     14,112      5.9     14,118      6.6
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
   Total fixed-rate loans .....    124,062     40.5    120,663     42.1    108,680     43.6    102,875     43.2     96,587     45.0
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------

ADJUSTABLE-RATE LOANS:
Real Estate Loans:
------------------
   One-to-four family .........  $  75,520     24.8% $  62,566     21.8% $  59,984     24.0% $  55,363     23.3% $  50,420     23.6%
   Multi-family ...............      1,725      0.6      1,969      0.7      2,092      0.8      2,338      1.0      2,154      1.0
   Home equity ................     19,486      6.4     15,046      5.2     12,086      4.8     11,473      4.8     11,035      5.2
   Commercial real estate .....     61,368     20.1     63,402     22.1     47,883     19.2     45,760     19.2     36,267     17.0
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
      Total real
         estate loans .........    158,099     51.9    142,983     49.8    122,045     48.8    114,934     48.3     99,876     46.8

Consumer Loans:
---------------
   Total consumer loans .......      1,826      0.6      1,120      0.4        662      0.3        706      0.3        812      0.4

Commercial business loans:
--------------------------
   Total commercial business
      loans ...................     21,129      7.0     22,163      7.7     18,135      7.3     19,521      8.2     16,586      7.8
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
   Total adjustable-rate
      loans ...................    181,054     59.5    166,266     57.9    140,842     56.4    135,161     56.8    117,274     55.0
                                 ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------

   Total loans ................    305,116    100.0%   286,929    100.0%   249,252    100.0%   238,036    100.0%   213,861    100.0%
                                 =========  =======  =========  =======  =========  =======  =========  =======  =========  =======

Less:
-----
   Allowance for loan losses ..      2,624               2,511               2,081               1,959               1,982
                                 ---------           ---------           ---------           ---------           ---------
Total loans receivable, net ...  $ 302,492           $ 284,418           $ 247,441           $ 236,077           $ 211,879
                                 =========           =========           =========           =========           =========

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

      The Bank originates both adjustable-rate and fixed-rate one-to-four family loans. The interest rate on ARM loans is indexed to the one year Treasury bill rate. The Bank's ARM loans currently provide for maximum rate adjustments of 200 basis points per year and 500 basis points over the term of the loan. The Bank offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over a maximum term of up to 30 years. ARM loans are offered with both monthly and bi-weekly payment features. ARM loans are originated for retention in the Bank's portfolio.

      As a result of the continued low interest rate environment during the past year, a greater percentage of the Bank's one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans. The Bank originates and generally sells its fixed-rate one-to-four family loans on a servicing retained basis without recourse to the Bank. At December 31, 2008, loans serviced by the Bank for others totaled $102.1 million. During the year ended December 31, 2008 and December 31, 2007, the Bank sold $18.6 million and $17.9 million, respectively in fixed-rate one-to-four family loans. As of December 31, 2008 the Bank had $740,000 of mortgage loan forward sale commitments. The fair value of these commitments is not material.

      ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Decreasing interest rates could result in a downward adjustment of the contractual interest rates resulting in lower interest income for the Bank. At December 31, 2008, 24.8% of the Bank's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

      All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      At December 31, 2008, approximately $109.2 million, or 35.8% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $394,000 of such loans (representing two loans) were included in nonperforming loans as of that date.

      Home Equity Loans. The Bank offers home equity loans that are secured by the borrower's primary residence. The Bank offers a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. The Bank also offers a home equity product providing for a fixed-
rate of interest. Both adjustable-rate and fixed-rate home equity loans are underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms up to ten years. Home equity loans may be underwritten with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $250,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At December 31, 2008 the outstanding balance of home equity loans totaled $39.7 million, or 13.0% of the Bank's loan portfolio. At December 31, 2008, there were no home equity loans included in nonperforming loans.

      Commercial Real Estate Loans. At December 31, 2008, $67.2 million, or 22.0% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties, religious facilities and other commercial properties. The Bank originates adjustable rate commercial mortgage loans with terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2008, the largest commercial real estate loan had a principal balance of $2.9 million and was secured by a car dealership building and assets. This loan is performing in accordance with its terms. As of December 31, 2008, there were no commercial real estate loans included in nonperforming loans.

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

      Consumer Lending. At December 31, 2008, consumer loans totaled $46.8 million, or 15.3% of the total loan portfolio. The Bank's consumer loans consist of automobile loans, mobile home loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). Consumer loans are originated with terms to maturity of three to seven years. The Bank has sought to increase its level of consumer loans primarily through increased automobile lending. The Bank participates in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy the Bank's underwriting criteria for automobile loans originated directly by the Bank to the borrower and must be approved by one of the Bank's lending officers. At December 31, 2008, loans secured by automobiles totaled $41.9 million, of which $34.3 million were originated through the Bank's indirect automobile lending program. The Bank has also sought to increase its level of automobile loans directly to borrowers by increasing its marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. The Bank does not provide financing for leased automobiles.

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

      The Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security to the proposed loan amount. The Bank underwrites its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources. As of December 31, 2008, there were no consumer loans included in nonperforming loans.

      Commercial Business Loans. At December 31, 2008, the Bank had $42.2 million of commercial business loans which represented 13.9% of the total loan portfolio. Commercial business loans are originated with terms of up to seven years, at fixed rates of interest except for lines of credit which have variable rates of interest. Commercial business loans are originated to persons with a prior relationship with the Bank or referrals from persons with a prior relationship with the Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the commercial business loan. At December 31, 2008, the largest commercial business lending relationship totaled $4.5 million, which was secured by business property and assets of a medical practice. This relationship was performing in accordance with its terms. At December 31, 2008, unsecured commercial business loans totaled $1.9 million.

      Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. At December 31, 2008, there was $119,000 (representing three loans) of commercial business loans included in nonperforming loans.

      Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2008, regarding the amount of loans maturing in the Bank's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

                                                                                  Ten
                                                One       Three                 Through    Beyond
                                              Through    Through      Five      Twenty-    Twenty-
                                   Within      Three      Five      Through       Five      Five
                                  One Year     Years      Years    Ten Years     Years      Years      Total
                                  --------   --------   --------   ---------   --------   --------   --------
                                                                 (In thousands)
Real estate loans:
   One-to-four family .........   $    528   $    562   $  2,424   $  12,033   $ 68,314   $ 25,293   $109,154
   Multi-family ...............          1         16         81         210      1,469         --      1,777
   Home equity ................        313      1,480      4,427      29,048      4,416         --     39,684
   Commercial real estate .....        965        342      2,499       9,714     51,922         --     65,442
                                  --------   --------   --------   ---------   --------   --------   --------
     Total real estate loans ..      1,807      2,400      9,431      51,005    126,121     25,293    216,057

Consumer and other loans ......      2,343     12,484     21,652       9,749        422        168     46,818

Commercial business loans .....     15,643      6,035     12,803       6,895        865         --     42,241
                                  --------   --------   --------   ---------   --------   --------   --------

     Total loans ..............   $ 19,793   $ 20,919   $ 43,886   $  67,649   $127,408   $ 25,461   $305,116
                                  ========   ========   ========   =========   ========   ========   ========

      Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2008, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2009. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                  Due After December 31, 2009
                                               ---------------------------------
                                                 Fixed     Adjustable     Total
                                               --------   -----------   --------
                                                         (In thousands)
Real estate loans
   One-to-four family ......................   $ 33,156   $    75,470   $108,626
   Multi-family ............................         52         1,724      1,776
   Home equity .............................     20,138        19,233     39,371
   Commercial real estate ..................      3,299        61,178     64,477
                                               --------   -----------   --------
     Total real estate loans ...............     56,645       157,605    214,250

Consumer and other loans ...................     43,907           568     44,475
Commercial business loans ..................     18,151         8,447     26,598
                                               --------   -----------   --------
     Total loans ...........................   $118,703   $   166,620   $285,323
                                               ========   ===========   ========

      Loan Origination, Sales and Repayments. The following table sets forth the loan origination, sales and repayment activities of the Bank for the periods indicated. The Bank did not purchase any loans during the periods presented except for those purchased as part of the acquisition of NBV.

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2008       2007       2006
                                                  --------   --------   --------
                                                      (Dollars in thousands)
Originations by Type:
---------------------
Adjustable-Rate:
   Real estate:
     One-to-four family .......................   $ 20,365   $ 10,868   $  8,591
     Multi-family .............................         --        405         96
     Home equity ..............................     13,444      5,838      5,140
     Commercial and real estate ...............      9,422      7,611     11,876
                                                  --------   --------   --------
     Total real estate loans ..................     43,231     24,722     25,703
     Consumer loans ...........................      1,844      1,632      2,863
     Commercial business loans ................      5,211     11,523      8,136
                                                  --------   --------   --------
       Total adjustable rate loans ............   $ 50,286   $ 37,877   $ 36,702
                                                  --------   --------   --------
Fixed-Rate:
   Real estate:
     One-to-four family .......................   $ 23,857   $ 24,343   $ 21,945
     Multi-family .............................         --         --         --
     Home equity ..............................      5,940      7,166      5,727
     Commercial and real estate ...............         --      2,264        317
                                                  --------   --------   --------
     Total real estate loans ..................     29,797     33,773     27,989
     Consumer loans ...........................     25,296     20,987     19,888
     Commercial business loans ................     16,508     12,779     14,203
                                                  --------   --------   --------
       Total fixed rate loans .................   $ 71,601   $ 67,539   $ 62,080
                                                  --------   --------   --------
Total loans originated ........................   $121,887   $105,416   $ 98,782
                                                  --------   --------   --------
Purchased:
----------
Adjustable-Rate:
   Real estate:
     One-to-four family .......................   $     --   $     --         --
     Multi-family .............................         --         --         --
     Home equity ..............................         --      2,353         --
     Commercial and real estate ...............         --         --         --
                                                  --------   --------   --------
     Total real estate loans ..................         --      2,353         --
     Consumer loans ...........................         --         --         --
     Commercial business loans ................         --        517         --
                                                  --------   --------   --------
       Total adjustable loans .................   $     --   $  2,870   $     --
                                                  --------   --------   --------
Fixed-Rate:
   Real estate:
     One-to-four family .......................   $     --   $ 10,676   $     --
     Multi-family .............................         --         --         --
     Home equity ..............................         --        768         --
     Commercial and real estate ...............         --      8,320         --
                                                  --------   --------   --------
     Total real estate loans ..................         --     19,764         --
     Consumer loans ...........................         --      1,443         --
     Commercial business loans ................         --      1,906         --
                                                  --------   --------   --------
       Total fixed rate loans .................   $     --   $ 23,113   $     --
                                                  --------   --------   --------
Total loans purchased .........................   $     --   $ 25,983   $     --
                                                  --------   --------   --------
Sales:
------
   Real estate:
     One-to-four family .......................   $ 18,572   $ 17,938   $ 17,015
                                                  --------   --------   --------
Total loans sold ..............................   $ 18,572   $ 17,938   $ 17,015
Repayments:
-----------
   Real estate:
     One-to-four family .......................   $ 16,092   $ 14,217   $ 10,658
     Multi-family .............................        259        461        342
     Home equity ..............................     12,063      8,850      7,968
     Commercial and real estate ...............     13,204      6,115      7,029
                                                  --------   --------   --------
       Total real estate loans ................     41,618     29,643     25,997
   Consumer loans .............................     24,099     24,327     23,604
   Commercial business loans ..................     19,411     22,084     20,680
                                                  --------   --------   --------
       Total repayments .......................   $ 85,128   $ 76,054   $ 70,281
                                                  --------   --------   --------
       Total reductions .......................   $103,700   $ 93,992   $ 87,296
                                                  --------   --------   --------
     Net increases ............................   $ 18,187   $ 37,407   $ 11,486
                                                  ========   ========   ========

      Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. All residential loans over $500,000 must be approved by the Bank Loan Committee (consisting of two person; the President and/or Executive Vice President in charge of credit administration and either one of two senior lending officers appointed to this committee). All loan relationships in excess of $500,000 and up to $2.5 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Bank Loan Committee. All lending relationships in excess of $2.0 million up to $3.0 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower's primary residence) must be approved by the Executive Committee of the Board of Directors. All lending relationships in excess of $3.0 million must be approved by the Board of Directors.

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

      At December 31, 2008, the largest amount loaned by the Bank to one borrower consisted of commercial real estate loans secured by medical office space to a corporation with an outstanding balance totaling $4.5 million. This amount consisted of four commercial real estate loans secured by the property and other business assets. At December 31, 2008 this lending relationship was performing in accordance with its terms.

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

      Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is reversed from interest income. At December 31, 2008, the Bank had nonperforming loans of $513,000 and a ratio of nonperforming loans to total assets of 0.09%. At December 31, 2008, the Bank's ratio of nonperforming assets to total assets was 0.09%.

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

      The following table sets forth delinquencies in the Bank's loan portfolio as of December 31, 2008. When a loan is delinquent 90 days or more, the Bank fully reverses all interest accrued and ceases to accrue interest thereafter.

                                                          Loans Delinquent for:
                                 ----------------------------------------------------------------------
                                       60-89 Days           90 Days or More      Total Delinquent Loans
                                 --------------------    --------------------    ----------------------
                                 Number        Amount    Number        Amount    Number          Amount
                                 ------        ------    ------        ------    ------          ------
                                                        (Dollars in thousands)
One-to-four family ...........       --        $   --         2        $  394         2          $  394
Multi-family .................       --            --        --            --        --              --
Home equity ..................       --            --        --            --        --              --
Commercial real estate .......        1           207        --            --         1             207
Construction and land ........       --            --        --            --        --              --
Consumer .....................       --            --        --            --        --              --
Commercial business ..........       --            --         1            14         1              14
                                 ------        ------    ------        ------    ------          ------
   Total .....................        1        $  207         3        $  408         4          $  615
                                 ======        ======    ======        ======    ======          ======

      Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                                       At December 31,
                                                                         ------------------------------------------
                                                                          2008     2007     2006     2005     2004
                                                                         ------   ------   ------   ------   ------
                                                                                   (Dollars in thousands)
Non-accruing loans:
   One-to-four family ................................................   $  394   $  223   $   51   $  223   $  128
   Multi-family ......................................................       --       --       --       --       --
   Home equity .......................................................       --       18       --       --       --
   Commercial real estate ............................................       --       --       --       --      436
   Construction and land .............................................       --       --       --       --       --
   Consumer ..........................................................       --       --       --        2       31
   Commercial business ...............................................      119      134       --       --       --
                                                                         ------   ------   ------   ------   ------
      Total ..........................................................      513      375       51      225      595
                                                                         ------   ------   ------   ------   ------

Accruing loans delinquent more than 90 days:
   One-to-four family ................................................       --       --       --       --       --
   Multi-family ......................................................       --       --       --       --       --
   Home equity .......................................................       --       --       --       --       --
   Commercial real estate ............................................       --       --       --       --       --
   Construction and land .............................................       --       --       --       --       --
   Consumer ..........................................................       --       --       --       --       --
   Commercial business ...............................................       --       --       --       --       --
                                                                         ------   ------   ------   ------   ------
      Total ..........................................................       --       --       --       --       --
                                                                         ------   ------   ------   ------   ------

Total nonperforming loans ............................................   $  513   $  375   $   51   $  225   $  595
                                                                         ======   ======   ======   ======   ======

Foreclosed assets:
   One-to-four family ................................................   $   --   $   --   $   --   $   --   $   --
   Multi-family ......................................................       --       --       --       --       --
   Home equity .......................................................       --       --       --       --       --
   Commercial real estate ............................................       --       --       --       --       --
   Construction and land .............................................       --       --       --       --       --
   Consumer ..........................................................       --       --       --       --       --
   Commercial business ...............................................       --       --       --       --       --
                                                                         ------   ------   ------   ------   ------
      Total ..........................................................       --       --       --       --       --
                                                                         ======   ======   ======   ======   ======

Total nonperforming loans as a percentage of total assets ............     0.09%    0.07%    0.01%    0.05%    0.14%
                                                                         ======   ======   ======   ======   ======
Total nonperforming assets ...........................................   $  513   $  375   $   51   $  225   $  595
                                                                         ======   ======   ======   ======   ======
Total nonperforming assets as a percentage of total assets ...........     0.09%    0.07%    0.01%    0.05%    0.14%
                                                                         ======   ======   ======   ======   ======

      During the years ended December 31, 2008 and 2007, respectively, gross interest income of $19,000 and $13,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2008 and 2007.

      Classification of Assets. On the basis of management's review of its assets, at December 31, 2008 the Bank had classified a total of $5.6 million of loans as follows:

                                               2008     2007     2006
                                              ------------------------
                                                    (In thousands)

      Special mention .....................   $  541   $2,509   $  961
      Substandard .........................    4,954    4,722    3,450
      Doubtful assets .....................      146       75       22
      Loss assets .........................       --       --       --
      Impaired assets .....................       --       --       --
                                              ------   ------   ------
         Total ............................   $5,641   $7,306   $4,433
                                              ======   ======   ======

      General loss allowance ..............   $1,781   $1,640   $1,505
                                              ======   ======   ======
      Specific loss allowance .............      843      871      576
                                              ======   ======   ======
      Net charge-offs .....................      412       96      158
                                              ======   ======   ======

      Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2008, the total allowance was $2.6 million, which amounted to 0.87% of loans, net and 511.50% of nonperforming loans. Management monitors and modifies the level of the allowance for loan losses in order to maintain it at a level which it considers adequate to provide for probable incurred loan losses. For the years ended December 31, 2008 and 2007, the Bank had charge-offs of $526,000 and $231,000, respectively, against this allowance.

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

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                     December 31,
                                                                   -----------------------------------------------
                                                                     2008      2007      2006      2005      2004
                                                                   -------   -------   -------   -------   -------
                                                                                 (Dollars in thousands)
Balance at beginning of period .................................   $ 2,511   $ 2,081   $ 1,959   $ 1,982   $ 2,115

Charge-offs:
   One-to-four family ..........................................        23        --        17         9        --
   Multi-family ................................................        --        --        --        --        --
   Home equity .................................................        --        --        10        10        --
   Commercial real estate ......................................        --        --        --        44        --
   Construction and land .......................................        --        --        --        --        --
   Consumer ....................................................       335       215       301       448       415
   Commercial business .........................................       168        16        99        10       283
                                                                   -------   -------   -------   -------   -------
   Total .......................................................       526       231       427       521       698
                                                                   -------   -------   -------   -------   -------

Recoveries:
   One-to-four family ..........................................         2         6         5        10         2
   Multi-family ................................................        --        --        --        --        --
   Home equity .................................................        --        --        19        --        --
   Commercial real estate ......................................        --        --        --        --        --
   Construction and land .......................................        --        --        --        --        --
   Consumer ....................................................        91        88       139       127       102
   Commercial business .........................................        21        41       106         1        11
                                                                   -------   -------   -------   -------   -------
   Total .......................................................       114       135       269       138       115
                                                                   -------   -------   -------   -------   -------
Net charge-offs ................................................      (412)      (96)     (158)     (383)     (583)
Addition of NBV allowance from acquisition .....................        --       526        --        --        --
Provision charged to operations ................................       525        --       280       360       450
                                                                   -------   -------   -------   -------   -------
Balance at end of period .......................................   $ 2,624   $ 2,511   $ 2,081   $ 1,959   $ 1,982
                                                                   =======   =======   =======   =======   =======

Allowance for loan losses as a percentage of total loans
   receivable, net .............................................      0.87%     0.88%     0.84%     0.83%     0.94%
                                                                   =======   =======   =======   =======   =======

Ratio of net charge-offs to average loans ......................      0.14%     0.04%     0.06%     0.17%     0.28%
                                                                   =======   =======   =======   =======   =======

Ratio of net charge-offs to non-performing loans ...............      80.3%     25.6%   309.80%   170.22%    97.98%
                                                                   =======   =======   =======   =======   =======

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                                         At December 31,
                            --------------------------------------------------------------------------------------------------------
                                           2008                               2007                               2006
                            ---------------------------------- ---------------------------------- ----------------------------------
                                                 Percentage of                      Percentage of                      Percentage of
                                                   Loans in                           Loans in                           Loans in
                            Amount of    Loan        Each      Amount of    Loan        Each      Amount of    Loan        Each
                            Loan Loss Amounts by  Category to  Loan Loss Amounts by  Category to  Loan Loss Amounts by  Category to
                            Allowance  Category   Total Loans  Allowance  Category   Total Loans  Allowance  Category   Total Loans
                            --------- ---------- ------------- --------- ---------- ------------- --------- ---------- -------------
                                                                     (Dollars in Thousands)
One-to-four family .......   $   388   $ 109,154      35.77%    $   329   $ 99,596      34.71%     $   273   $ 85,864      34.42%
Multi-family .............       368       1,777       0.58           7      2,036       0.70            7      2,092       0.84
Home equity ..............         6      39,684      13.01         275     32,363      11.28          220     25,088      10.05
Commercial real estate ...       538      65,442      21.45         831     69,224      24.13          539     57,144      22.90
Consumer .................       401      46,818      15.34         413     43,777      15.26          424     44,042      17.65
Commercial business ......       923      42,241      13.85         656     39,933      13.92          618     35,292      14.14
                             -------   ---------     ------     -------   --------     ------      -------   --------     ------
   Total .................   $ 2,624   $ 305,116     100.00%    $ 2,511   $286,929     100.00%     $ 2,081   $249,522     100.00%
                             =======   =========     ======     =======   ========     ======      =======   ========     ======

                                                            At December 31,
                            -------------------------------------------------------------------------------
                                             2005                                    2004
                            --------------------------------------   --------------------------------------
                                                     Percentage of                            Percentage of
                                                       Loans in                                 Loans in
                            Amount of      Loan          Each        Amount of     Loan           Each
                            Loan Loss   Amounts by    Category to    Loan Loss   Amounts by    Category to
                            Allowance    Category     Total Loans    Allowance    Category     Total Loans
                            ---------   ----------   -------------   ---------   ----------   -------------
                                                         (Dollars in Thousands)
One-to-four family .......   $   376     $ 83,001        34.87%       $   357     $ 81,621        38.17%
Multi-family .............         9        2,338         0.98              8        2,154         1.00
Home equity ..............       222       22,189         9.32            203       20,309         9.50
Commercial real estate ...       287       51,980        21.84            296       42,566        19.90
Consumer .................       451       44,895        18.86            474       36,507        17.07
Commercial business ......       614       33,633        14.13            644       30,704        14.36
                             -------     --------       ------        -------     --------       ------
   Total .................   $ 1,959     $238,036       100.00%       $ 1,982     $213,861       100.00%
                             =======     ========       ======        =======     ========       ======

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

      The Bank evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Bank may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

      The Bank has a $1.0 million Lehman Brothers Holding Inc. medium term fixed rate note. The security has been considered other-than-temporarily impaired as a result of Lehman Brothers filing for Chapter 11 bankruptcy protection on September 15, 2008. As a result, the Company recorded a non-cash charge to earnings of $1.0 million during 2008.

      Unrealized losses on other investments have not been recognized into income because the issuer(s) securities are of investment grade (except for a General Motors Acceptance Corp. bond and five trust preferred securities), management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to declines in market interest rates since the securities were purchased. The fair value is expected to recover as the securities(s) approach their maturity dates.

      The Bank  currently has a $2.0 million  General  Motors  Acceptance  Corp.
(GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. This is a variable rate note based on the three month Treasury bill. The unrealized loss at December 31, 2008 of $1.1 million has not been considered other-than-temporary in that the Bank has the intent and the ability to retain this investment for a period of time sufficient to allow for recovery in the market value and that the repayment of the investment is probable at maturity.

      The Bank currently has $9.2 million of trust preferred securities as of December 31, 2008. Of the $9.2 million, $4.5 million have variable rates of interest. The unrealized loss at December 31, 2008 on the nine securities totaled $2.5 million. Five of the securities totaling $6.6 million have been rated below investment grade as of December 31, 2008. As of December 31, 2008, through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, default probabilities and anticipated losses given default assumptions and stress tests performed on these securities, none of the trust preferred securities have been considered impaired as of December 31, 2008.

      Investment Securities. At December 31, 2008, the Bank had $60.4 million, or 11.2% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities and corporate debt obligations. There were $9.2 million of trust preferred investments included in corporate debt obligations at December 31, 2008. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. Investment securities are classified as available for sale except for those in which the fair value option has been elected which are considered trading securities and are recorded at fair value with changes in fair value included in earnings Trading securities, which consisted of common and preferred equity securities, totaled $5.9 million or 1.1% of total assets at December 31, 2008. At December 31, 2008, the Bank's investment securities portfolio had a weighted average life of 7.92 years.

      Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                                     At December 31,
                                                          ----------------------------------------------------------------------
                                                                   2008                2007                        2006
                                                          ----------------------   ----------   --------   ---------------------
                                                           Amortized      Fair      Amortized      Fair     Amortized     Fair
                                                             Cost         Value       Cost        Value       Cost       Value
                                                          ----------   ---------   ----------   --------   ----------   --------
                                                                                   (Dollars in thousands)
Investment securities available for sale:
   Federal agency securities ...........................  $   21,002   $  21,204   $   38,005   $ 37,949   $   36,892   $ 36,245
   Corporate debt securities ...........................      27,802      21,882       23,791     22,455       18,361     18,067
   Tax exempt bonds ....................................      17,274      17,347       19,120     19,252       15,747     15,706
   Equity securities ...................................          --          --       18,688     16,155       15,392     15,699
                                                          ----------   ---------   ----------   --------   ----------   --------
      Total ............................................  $   66,078   $  60,433   $   99,604   $ 95,811   $   86,392   $ 85,717
                                                          ==========   =========   ==========   ========   ==========   ========

Average remaining life of investment securities ........  7.92 years               6.89 years              5.99 years

Trading securities:

   Equity securities ...................................          --       5,941           --         --           --         --
                                                          ----------   ---------   ----------   --------   ----------   --------
      Total ............................................  $       --   $   5,941   $       --   $     --   $       --   $     --
                                                          ==========   =========   ==========   ========   ==========   ========

Other interest earning assets:
   Interest-earning deposits with banks ................       2,589       2,589        1,234      1,234          854        854
   Federal funds sold ..................................          71          71        1,717      1,717        6,196      6,196
   FHLB Stock ..........................................       3,784       3,784        3,404      3,404        3,228      3,228
                                                          ----------   ---------   ----------   --------   ----------   --------
      Total ............................................  $    6,444   $   6,444   $    6,355   $  6,355   $   10,278   $ 10,278
                                                          ==========   =========   ==========   ========   ==========   ========

                                                                          At December 31,
                                                          ------------------------------------------------
                                                                   2005                     2004
                                                          ----------------------   -----------------------
                                                           Amortized      Fair     Amortized
                                                              Cost       Value        Cost      Fair Value
                                                          ----------   ---------   ----------   ----------
                                                                       (Dollars in thousands)
Investment securities available for sale:
   Federal agency securities ...........................  $   36,523   $  35,436   $   38,835   $   38,213
   Corporate debt securities ...........................      22,696      21,903       21,767       22,194
   Tax exempt bonds ....................................      32,491      32,498       30,743       31,168
   Equity securities ...................................      17,012      16,595       14,720       14,898
                                                          ----------   ---------   ----------   ----------
      Total ............................................  $  108,722   $ 106,432   $  106,065   $  106,473
                                                          ==========   =========   ==========   ==========

Average remaining life of investment securities ........  7.18 years               8.92 years

Trading securities:

   Equity securities ...................................          --          --           --           --
                                                          ----------   ---------   ----------   ----------
      Total ............................................  $       --   $      --   $       --   $       --
                                                          ==========   =========   ==========   ==========

Other interest earning assets:
   Interest-earning deposits with banks ................       1,437       1,437          986          986
   Federal funds sold ..................................         730         730        3,180        3,180
   FHLB Stock ..........................................       3,858       3,858        3,257        3,257
                                                          ----------   ---------   ----------   ----------
      Total ............................................  $    6,025   $   6,025   $    7,423   $    7,423
                                                          ==========   =========   ==========   ==========

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, market value and weighted average yields for the Bank's investment portfolio at December 31, 2008.

                                                                  December 31, 2008
                                            -------------------------------------------------------------
                                                       After 1 Year   After 5 Years
                                             Within     but Within      but Within     After
                                             1 Year       5Years         10Years      10 Years     Total
                                            --------   ------------   -------------   --------   --------
                                            Carrying     Carrying        Carrying     Carrying   Carrying
                                              Value       Value            Value        Value      Value
                                            --------   ------------   -------------   --------   --------
                                                                (Dollars in Thousands)
   Federal agency securities ............   $     --     $  6,049       $ 14,398      $    757   $ 21,204
   Corporate debt securities ............      1,250        6,427          3,496        10,709     21,882
   Tax exempt bonds .....................      1,659        2,960          7,750         4,978     17,347
                                            --------     --------       --------      --------   --------
      Total securities ..................   $  2,909     $ 15,436       $ 25,644      $ 16,444   $ 60,433
                                            ========     ========       ========      ========   ========

Weighted average yield (1) ..............       4.97%        4.78%          5.00%         4.85%      4.90%

----------
(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

      Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk; and (iii) increase liquidity. At December 31, 2008, the amortized cost of mortgage-backed securities totaled $74.0 million or 13.7% of total assets, all of which were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 2.50% to 7.79%, a weighted average yield of 4.98% and a weighted average life (including payment assumption) of 8.77 years at December 31, 2008. The estimated fair value of the Bank's mortgage-backed securities at December 31, 2008 was $74.3 million, which was $312,000 higher than the amortized cost of $74.0 million.

      Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $74.3 million mortgage-backed securities portfolio at December 31, 2008, $43,000 with a weighted average yield of 6.00% had contractual maturities within five years, $5.5 million with a weighted average yield of 4.34% had contractual maturities of five to ten years and $68.8 million with a weighted average yield of 5.04% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages or significant defaults of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. Historically, during periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage related securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. During 2008, mortgage interest rates significantly declined, particularly during the second half of the year. The impact on the Bank's mortgage-backed securities portfolio is to increase the prepayments at a faster rate than anticipated. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

      Mortgage-Backed Securities. Set forth below is information relating to the Bank's mortgage-backed securities for the periods indicated.

                                                                                       December 31,
                                                           -------------------------------------------------------------------
                                                                   2008                    2007                   2006
                                                           ---------------------   --------------------   --------------------
                                                           Amortized      Fair     Amortized      Fair    Amortized     Fair
                                                              Cost       Value        Cost       Value       Cost       Value
                                                           ---------   ---------   ---------   --------   ---------   --------
                                                                                      (In thousands)
Mortgage-backed securities available for sale:
   GinnieMae ...........................................   $  23,939   $  24,447   $   2,860   $  2,888   $     994   $    989
   FannieMae ...........................................      19,640      19,840      15,683     15,678      10,224     10,008
   FreddieMac ..........................................      22,857      23,190      22,252     22,193      16,571     16,196
   CMOs ................................................       7,569       6,839       5,804      5,810       1,903      1,871
   Small business administration .......................          13          13          14         14          17         17
                                                           ---------   ---------   ---------   --------   ---------   --------
      Total ............................................   $  74,018   $  74,329   $  46,613   $ 46,583   $  29,709   $ 29,081
                                                           =========   =========   =========   ========   =========   ========

                                                                           December 31,
                                                           --------------------------------------------
                                                                    2005                   2004
                                                           ---------------------   --------------------
                                                           Amortized      Fair     Amortized     Fair
                                                             Cost        Value        Cost      Value
                                                           ---------   ---------   ---------   --------
                                                                          (In thousands)
Mortgage-backed securities available for sale:
   GinnieMae ...........................................   $      --   $      --   $     416   $    444
   FannieMae ...........................................       9,226       8,937      14,819     14,675
   FreddieMac ..........................................      18,494      18,034      19,706     19,672
   CMOs ................................................       2,161       2,103       9,151      9,182
   Small business administration .......................          23          23         405        405
                                                           ---------   ---------   ---------   --------
      Total ............................................   $  29,904   $  29,097   $  44,497   $ 44,378
                                                           =========   =========   =========   ========

Sources of Funds

      General.  The  primary  sources  of the Bank's  funds for use in  lending,
investing  and  for  other  general   purposes  are  deposits,   repayments  and
prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, interest-bearing demand accounts, non interest-bearing checking accounts, money market accounts and certificates of deposit. The Bank also offers IRAs and other qualified plan accounts. Through our special purpose subsidiary at December 31, 2008 the Bank held $54.9 million in municipal deposits.

      At December 31, 2008,  deposits  totaled $425.7  million.  At December 31,
2008, the Bank had a total of $155.8 million in certificates of deposit, of which $124.1 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and the Bank's current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2008 certificates of deposit with balances of $100,000 or more totaled $45.9 million.

      The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Deposits are obtained predominantly from the areas in which the Bank's branch offices are located. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and it generally does not solicit deposits from outside its market area. While certificates of deposit in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as they are more difficult to retain than core deposits. During 2008, the FDIC temporarily increased federal deposit insurance to $250,000 per depositor from $100,000. In 2009, Congress enacted legislation to make permanent the increase to $250,000 in insurable deposits per depositor. Moreover, the Bank has elected to participate in the Temporary Liquidity Guarantee Program pursuant to which the FDIC will provide unlimited deposit coverage for non-interest bearing accounts, NOW accounts and certain other designated accounts, until December 31, 2009. Historically, the Bank has not used brokers to obtain deposits. The Bank participates in the Certificate of Deposit Account Registry Service ("CDARs") that enables the institution to provide customers to access to up to $50 million in FDIC insurance on CD investments.

      The following table sets forth the deposit activities of the Bank for the periods indicated.

                                             Year Ended December 31,
                                    -----------------------------------------
                                        2008           2007           2006
                                    -----------    -----------    -----------
                                             (Dollars in thousands)

Opening balance .................   $   400,129    $   313,270    $   301,186
Deposits acquired from NBV ......            --         54,631             --
Deposits ........................     3,766,461      3,373,810      2,766,018
Withdrawals .....................    (3,749,408)    (3,350,619)    (2,759,898)
Interest credited ...............         8,516          9,037          5,964
                                    -----------    -----------    -----------

Ending balance ..................   $   425,698    $   400,129    $   313,270
                                    -----------    -----------    -----------

Net increase (decrease) .........   $    25,569    $    86,859    $    12,084
                                    ===========    ===========    ===========

Percent increase (decrease) .....          6.01%         27.73%          4.01%
                                    ===========    ===========    ===========

      The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2008.

                                                                        Maturity
                                                    ------------------------------------------------
                                                    3 Months   Over 3 to 6   Over 6 to 12   Over 12
                                                     or Less      Months        Months       Months      Total
                                                    --------   -----------   ------------   --------   --------
                                                                     (In thousands)
Certificates of deposit less than $100,000 ......   $ 31,817   $    25,363   $     28,347   $ 24,446   $109,973
Certificates of deposit of $100,000 or more .....     13,804        13,656         11,097      7,295     45,852
                                                    --------   -----------   ------------   --------   --------
Total of certificates of deposit ................   $ 45,621   $    39,019   $     39,444   $ 31,741   $155,825
                                                    ========   ===========   ============   ========   ========

      The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

                                                                    December 31,
                                           --------------------------------------------------------------
                                                  2008                  2007                  2006
                                           ------------------    ------------------    ------------------
                                            Amount    Percent     Amount    Percent     Amount    Percent
                                           --------   -------    --------   -------    --------   -------
                                                               (Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing ....................   $ 60,787     14.28%   $ 65,685     16.42%   $ 53,097     16.95%
Savings accounts .......................     75,338     17.70      71,345     17.83      64,377     20.55
Interest-bearing checking ..............     41,773      9.81      38,170      9.54      31,559     10.07
Money market accounts ..................     91,975     21.61      72,031     18.00      46,213     14.75
                                           --------   -------    --------   -------    --------   -------
   Total ...............................    269,873     63.40     247,231     61.79     195,246     62.32
                                           --------   -------    --------   -------    --------   -------

Certificates of deposit:
Less than 2.00% ........................     14,941      3.51       4,482      1.12       3,098      0.99
2.00-3.99% .............................    102,381     24.05      17,491      4.37      29,731      9.49
4.00-5.99% .............................     38,503      9.04     129,217     32.29      84,849     27.09
6.00-7.99% .............................         --        --       1,708      0.43         346      0.11
                                           --------   -------    --------   -------    --------   -------
   Total certificates of deposit .......    155,825     36.60     152,898     38.21     118,024     37.68
                                           --------   -------    --------   -------    --------   -------
      Total deposits ...................   $425,698    100.00%   $400,129    100.00%   $313,270    100.00%
                                           ========   =======    ========   =======    ========   =======

      The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at December 31, 2008.

                                                                                                       Percent
                                       <2.00%     2.00-3.99%   4.00-5.99%    6.00-7.99%      Total     of Total
                                      --------    ----------   ----------    ----------    --------    --------
                                                                (Dollars in thousands)
Certificate accounts maturing
-----------------------------
in quarter ending:
------------------

March 31, 2008 ....................     10,752        24,395       10,474            --      45,621       29.28
June 30, 2008 .....................      3,296        28,295        7,428            --      39,019       25.04
September 30, 2008 ................        430        18,087        2,466            --      20,983       13.47
December 31, 2008 .................        463        14,307        3,691            --      18,461       11.85
March 31, 2009 ....................         --         4,065        3,220            --       7,285        4.67
June 30, 2009 .....................         --         3,296          740            --       4,036        2.59
September 30, 2009 ................         --         1,800        1,516            --       3,316        2.13
December 31, 2009 .................         --         1,530        1,291            --       2,821        1.81
Thereafter ........................         --         6,606        7,677            --      14,283        9.16
                                      --------    ----------   ----------    ----------    --------    --------
   Total ..........................   $ 14,941    $  102,381   $   38,503    $       --    $155,825      100.00%
                                      ========    ==========   ==========    ==========    ========    ========

   Percent of total ...............       9.59%        65.70%       24.71%         0.00%     100.00%

      Borrowed Funds. Set forth below is a schedule detailing the Bank's borrowings.

                                                                                     At December 31,
                                                                              -----------------------------
                                                                                2008       2007       2009
                                                                              -------    -------    -------
                                                                                  (Dollars in thousands)
Short-term borrowings:
   Overnight line of credit ...............................................   $ 3,825    $    --    $    --
   Repurchase agreements - FHLB ...........................................    10,000         --      1,000
   Term advances - FHLB ...................................................     8,000     15,900      6,500
Long-term borrowings:
   Repurchase agreements - FHLB ...........................................     3,000     13,000     18,000
   Term advances - FHLB ...................................................    28,000     27,500     35,900
                                                                              -------    -------    -------
      Total borrowings ....................................................   $52,825    $56,400    $61,400
                                                                              -------    -------    -------
Weighted Average interest cost of short-term borrowings during the year ...      4.53%      5.34%      4.23%
                                                                              -------    -------    -------
Weighted Average interest cost of long-term borrowings during the year ....      4.75%      5.02%      4.99%
                                                                              -------    -------    -------

Average Balance of borrowings outstanding during the year .................   $56,194    $59,710    $68,436
                                                                              -------    -------    -------

      Trust Activities. The Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts. Trust services are offered through the Bank's Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 2008, the Bank maintained 555 trust/fiduciary accounts, with total assets of $105.8 million under management as compared to 541 trust/fiduciary accounts, with total assets of $137.5 million total assets at December 31, 2007. Management anticipates that in the future the Trust Department will become a more significant component of the Bank's business.

Limited Purpose Commercial Bank

      In connection with the acquisition of SBC on May 31, 2002, the Bank holds The State Bank of Chittenango as a limited purpose commercial bank. At December 31, 2008, The State Bank of Chittenango held $65.7 million in assets, consisting primarily of U.S. Government obligations and mortgage-backed securities and $54.9 million in deposits.

Insurance Activities

      On October 2, 2000, the Bank completed the acquisition of Bailey & Haskell Associates, Inc., ("B&H"), an insurance agency located in Central New York State. B&H has offices in Oneida, Cazenovia, Chittenango, New Hartford, Griffiss Office Park and Syracuse. B&H is a full-service insurance and financial services firm with over 90 employees providing services to over 19,000 customers. B&H insurance and financial services business has enabled the Bank to evolve from a traditional depository institution into a full-service financial services organization. B&H offers personal and commercial property insurance, life insurance, pension plan services, mutual funds and annuity sales, and other products and services. B&H represents many insurance companies including, Travelers, CNA, Hartford, Progressive, Utica National, Chubb and many more. The Bank acquired a number of brokerage agencies, notably Noyes and LaLonde, Inc., The Dunn Agency, Kennedy & Clarke, Inc., MacDonald/Yando Agency, Inc., and Parsons, Cote & Company which was added during 2006. These companies were merged into B&H.

Employee Benefit Consulting Activities

      On June 28, 2006, the Bank completed its acquisition of Benefit Consulting Group L.L.C., an employee benefits consulting and retirement plan administration firm located in Syracuse, New York. Benefit Consulting Group Inc. operates as a wholly owned subsidiary of Oneida Savings Bank. Benefit Consulting Group currently serves more than 700 corporate and personal clients and offers employee benefit related services that are complementary to those provided by Oneida Savings Bank and B&H. Benefit Consulting Group provides defined contribution and benefit plans, actuarial services, investment management, estate planning and human resource management services.

Risk Management Activities

      In the first quarter of 2008, the Bank renamed the MacDonald/Yando Agency Inc. subsidiary to Workplace Health Solutions, Inc. ("WHS"). WHS is designed to develop a series of proactive medical services to help mitigate and prevent work related injuries. This subsidiary was designed to complement the products and services offered by our other subsidiaries with an overall philosophy of innovative risk management services.

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

Personnel

      As of December 31, 2008, the Bank had 302 full-time employees and 24 part-time employees. The employees are not represented by a collective bargaining unit. The Bank considers its relationship with its employees to be good.

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

      Insurance of Deposit Accounts. Our deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, pursuant to its statutory authority, the Board of the Federal Deposit Insurance Corporation recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2009. Congress has recently proposed legislation to make the $250,000 deposit insurance limit permanent. Our deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance
Corporation has adopted a risk-based system for determining deposit insurance assessments.

      The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution's deposits. On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The FDIC expects to issue a second final rule that would also the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

      On March 2, 2009, the FDIC announced an interim rule approving a special assessment of 20 basis points for the June 30, 2009 quarter to be paid September 30, 2009. Comments on this interim rule are due by April 2, 2009. If the rule stands as currently published, assuming the Company's risk category does not change and the deposit base remains relatively stable, we estimate the total FDIC premium expense incurred during 2009 to be approximately $898,000. The FDIC has indicated that it would reduce the special assessment to 10 basis points in the event Congress provides the FDIC with greater borrowing authority. There can be no assurances that the risk category will remain the same or that the deposit base will remain stable. If the risk category increases or the deposit base increases, the FDIC premium will also increase.

      In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.

      In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which any participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution's existing risk-based deposit insurance assessments. We have chosen to participate in the FDIC Temporary Liquidity Guaranty Program.

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

      Based on the foregoing, the Bank is currently classified as a well capitalized savings institution.

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

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2008, the Bank had $5.9 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

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

      Federal   Community   Reinvestment   Regulation.   Under   the   Community
Reinvestment Act, as amended (the "CRA"), and its implementing regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires the

FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating was "satisfactory."

      New York State Community Reinvestment Regulation. The Bank is also subject to provisions of the New York State Banking Law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make a biennial written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the
Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's NYCRA rating as of its latest examination was "outstanding."

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2008, the Bank had $3.8 million of FHLB stock. The dividend yield from FHLB stock was 1.09% at December 31, 2008. No assurance can be given that the FHLB will pay any dividends in the future.

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

      The Home Owners' Loan Act prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings association, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings association, the OTS must consider the financial and managerial resources, future prospects of the company and association involved the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2008, the Bank was in compliance with these reserve requirements.

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

Executive Officers of the Registrant

      Listed below is information, as of December 31, 2008, concerning the Company's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

      Name           Age    Position and Term
      ----          -----   ----------------------------------------------------

Michael R. Kallet    58     President and Chief Executive Officer since 1990

Eric E. Stickels     47     Executive Vice President and Chief Financial
                               Officer since 1998

Thomas H. Dixon      54     Executive Vice President and Chief Credit
                               Officer since 1996

      A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT WWW.ONEIDABANK.COM AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

ITEM 1A.   RISK FACTORS
-----------------------

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

      Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on December 22, 2008, the FDIC published a final rule that would restore the reserve ratios to its required level. The final rule raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The FDIC expects to issue a second final rule that would alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

      On March 2, 2009, the FDIC announced an interim rule approving a special assessment of 20 basis points for the June 30, 2009 quarter to be paid September 30, 2009. Comments on this interim rule are due by April 2, 2009. If the rule stands as currently published, assuming the Company's risk category does not change and the deposit base remains relatively stable, we estimate the total FDIC premium expense incurred during 2009 to be approximately $898,000. The FDIC has indicated that it would reduce the special assessment to 10 basis points in the event Congress provides the FDIC with greater borrowing authority. There can be no assurances that the risk category will remain the same or that the deposit base will remain stable. If the risk category increases or the deposit base increases, the FDIC premium will also increase.

      In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums. Congress has recently proposed legislation to make permanent the increase to $250,000 in insured deposits.

      These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

      Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. In the event that interest rates rise, the Bank's net interest margin and interest rate spread will be adversely affected by the high level of assets with fixed rates of interest which we retain in our portfolio. As market interest rates rise, the Bank will have competitive pressures to increase the rates paid on deposits, which will result in a decrease in net interest income. We are also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayment of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such repayments at rates that are comparable to the rates on existing loans and securities.

Further  decline  in  value  in  certain  investment   securities  held  by  the
Corporation could require write-downs, which would reduce the Corporation's earnings

      The Corporation's investment portfolio includes preferred stocks of the financial sector which are facing a difficult operating environment due to the well-publicized difficulties facing the mortgage origination sector and increasing delinquencies and foreclosures. Continuing adverse business conditions could result in further loss in value of the preferred stocks held by the Corporation which could result in impairment write-downs

Volatile and illiquid financial markets resulting from a significant event in the market may hinder the Corporation's ability to increase or maintain its current liquidity position

      Financial concerns in broad-based financial sectors such as mortgage banking or home building may result in a volatile and illiquid bond market and may reduce or eliminate the Corporation's ability to pledge certain types of assets to increase or maintain its liquidity position. A decline in the Corporation's liquidity position may hinder its ability to grow the balance sheet through internally generated loan growth or through acquisitions.

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

If Economic Conditions Deteriorate, Earnings Could be Adversely Impacted as Borrowers' Ability to Repay Loans Declines and the Value of the Collateral Securing Loans Decreases

      The Bank's financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Since the Bank has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Advance changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.

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

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations

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

ITEM 1.B   UNRESOLVED STAFF COMMENTS
------------------------------------

      Not applicable.

ITEM 2.    PROPERTIES
---------------------

      The Bank conducts its business through its main office located in Oneida, New York, and 11 additional full service branch offices. The following table sets forth certain information concerning Company property and equipment at December 31, 2008. The aggregate net book value of the Company's premises and equipment was $21.8 million at December 31, 2008. The insurance subsidiary conducts its business through one owned and four leased facilities with lease expirations not exceeding five years. Benefit Consulting Group conducts its business through one leased facility.

                                     Original       Date of            Net Book Value
                                       Year          Lease        of Property and Equipment
        Location                     Acquired      Expiration       at December 31, 2008
---------------------------          --------      ----------     -------------------------
                                                                       (In thousands)
Main Office:
182 Main Street                        1889           N/A                  $ 2,468
Oneida, New York 13421

Branch Offices:
Camden Branch                          1997           N/A                      668
41 Harden Boulevard
Camden, New York 13316

Canastota Branch                       1999           N/A                      717
104 S. Peteboro St.
Canastota, New York 13032

Cazenovia Branch                       1971           N/A                    1,773
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch                        1976           N/A                      217
35 Broad Street
Hamilton, New York 13346

Convenience Center                     1988           N/A                    1,124
585 Main Street
Oneida, New York 13421

Chittenango Branch                     2005           N/A                    1,840
519 Genesee Street
Chittenango, New York 13037

Bridgeport Branch                      2002      December 2012                  27
8786 State Route 31
Bridgeport, New York 13030

Griffis Park Branch                    2005           N/A                    5,881
160 Brooks Road
Rome, NY  13441

Vernon Branch
5238 W. Seneca Street
Vernon, NY  13476                      2007           N/A                    1,189

Westmoreland Branch
4675 State Route 233
Westmoreland, NY  13490                2007           N/A                      215

                                     Original       Date of            Net Book Value
                                       Year          Lease        of Property and Equipment
     Location                        Acquired      Expiration        at December 31, 2008
---------------------------          --------      ----------     -------------------------
                                                                         (In thousands)
South Utica Branch
2711 Genesee Street
Utica, NY  13505                       2007            N/A                   1,117

Mortgage Center
126 Lenox Avenue                       1989            N/A                      92
Oneida, New York 13421

Operations Center
169 Main Street                        2001            N/A                   1,436
Oneida, New York 13421

Bailey & Haskell Associates, Inc.
Various locations                      2000          Various                   629
(Headquarters)
169 Main Street
Oneida, New York 13421

Bailey & Haskell Associates, Inc.      2006            N/A                   2,147
Benefit Consulting Group Inc.
5232 Witz Drive
North Syracuse, New York 13212

Other Bank Property
102 S. Peterboro St.                   2000            N/A                     168
Canastota, New York 13032

6 Cambridge Avenue
Morrisville, New York 13408            2006            N/A                      82

ITEM 3.    LEGAL PROCEEDINGS
----------------------------

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

      No matters were submitted during the fourth quarter of the year ended December 31, 2008 to a vote of securityholders.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
           SECURITIES
           --------------------------------------------------

      For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 2008 (the "Annual Report to Stockholders") is incorporated herein by reference.

      During the fourth quarter of 2008, the Company repurchased shares of its common stock as follows:

                                                                      Maximum Number of Shares that may
                    # of Shares   Average Price Paid   Total Shares     still be purchased under the
     Period          Purchased         Per Share        Purchased            repurchase program
----------------    -----------   ------------------   ------------   ---------------------------------
Oct. 1 - Oct. 31          --           $   --                 --                        --
Nov. 1 - Nov. 30          --           $   --                 --                        --
Dec. 1 - Dec. 31       2,700           $ 7.51              2,700                   250,000

Equity Compensation Plans

      Set forth below is certain information as of December 31, 2008 regarding equity compensation to directors and executive officers of Oneida Financial Corp. approved by stockholders. Other than the employee stock ownership plan, Oneida Financial Corp. did not have any equity plans in place that were not approved by stockholders.

----------------------------------------------------------------------------------------------------------------------------
                                      Number of securities
                                        to be issued upon
                                           exercise of
                                       outstanding options   Weighted average   Number of securities remaining available for
               Plan                        and rights         exercise price                   issuance under plan
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved                                                          9,243 (options)/15,286
by stockholders ..................          168,967               $ 7.707                (shares of restricted stock)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by stockholders .........               --                    --                             --
----------------------------------------------------------------------------------------------------------------------------
   Total .........................                                                          9,243(options)/15,286
                                            168,967               $ 7.707                (shares of restricted stock)
----------------------------------------------------------------------------------------------------------------------------

Stock Performance Graph

      Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning December 31, 2003, as reported by the NASDAQ Market, through December 31, 2008, (b) the cumulative total return on stocks included in the S&P 500 Index over such period,(c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and (d) the cumulative total return of publicly traded thrifts or thrift holding companies in the mutual holding company structure over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

                            Total Return Performance

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

                                                   Period Ending
                          --------------------------------------------------------------
Index                     12/31/03   12/31/04   12/31/05  12/31/06   12/31/07   12/31/08
----------------------------------------------------------------------------------------
Oneida Financial Corp.      100.00      96.27      72.22     88.70      75.23      61.78
S&P 500                     100.00     108.99     112.26    127.55     132.06      81.23
MHC Thrifts                 100.00     109.98     109.35    145.48     123.66     127.03
Nasdaq Bank Index           100.00     110.99     106.18    117.87      91.85      69.88

Assuming an initial investment in the Common Stock of Oneida Financial Corp. of $100.00 at December 31, 2003, the cumulative total value with dividends reinvested would be $61.78 at December 31, 2008.

ITEM 6.    SELECTED FINANCIAL DATA
----------------------------------

      The "Selected Consolidated Financial and Other Data" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

      Interest Rate Risk. In recent years, the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of residential monthly and bi-weekly adjustable-rate mortgage loans, commercial adjustable-rate mortgage loans, other business purpose loans and consumer loans consisting primarily of auto loans; (ii) selling substantially all newly originated longer-term fixed-rate one-to-four family residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (iii) managing the Bank's investment activities in a prudent manner in the context of overall balance sheet asset/liability management. Investing in shorter-term securities will generally bear lower yields as compared to longer-term investments, but will better position the Bank for increases in market interest rates and better matches the maturities of the Bank's certificate of deposit accounts. Certificates of deposit that mature in one year or less, at December 31, 2008 totaled $124.1 million, or 29.5% of total interest-bearing liabilities. Borrowed funds that mature in one year or less, at December 31, 2008 totaled $21.8 million, or 5.2% of total interest-bearing liabilities. Management believes that this balanced approach to investing will reduce the exposure to interest rate fluctuations will enhance long-term profitability.

      Net Income and Portfolio Value Analysis. The Bank's interest rate sensitivity is monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Bank's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates and reinvestment rates. The following sets forth the Bank's net income and NPV as of December 31, 2008.

   Change in           Net Interest Income           Net Portfolio Value
Interest Rates    ---------------------------  ------------------------------
In Basis Points    Dollars   Dollar   Percent   Dollars     Dollar    Percent
 (Rate Shock)      Amount    Change   Change    Amount      Change    Change
---------------   --------   ------   ------   --------   ---------   ------
                             (Dollars in Thousands)
      +300        $ 14,657   $ (996)   (6.36)% $ 36,281   $ (14,709)  (28.85)%
      +200        $ 15,133   $ (520)   (3.32)% $ 43,728   $  (7,262)  (14.24)%
      +100        $ 15,450   $ (203)   (1.30)% $ 48,848   $  (2,142)   (4.20)%
    Static        $ 15,653   $   --       --%  $ 50,990   $      --       --%

The following sets forth the Bank's net income and NPV as of December 31, 2007.

   Change in           Net Interest Income           Net Portfolio Value
Interest Rates    ---------------------------  ------------------------------
In Basis Points    Dollars   Dollar   Percent   Dollars     Dollar    Percent
 (Rate Shock)      Amount    Change   Change    Amount      Change    Change
---------------   --------   ------   -------  --------   ---------   ------
                             (Dollars in Thousands)
    +200          $ 13,630   $  (15)   (0.11)% $ 56,244   $  (7,060)  (11.15)%
    +100          $ 13,671   $   26     0.19%  $ 60,690   $  (2,614)   (4.13)%
  Static          $ 13,645   $   --       -- % $ 63,304   $      --       --%
    -100          $ 13,611   $  (34)   (0.25)% $ 62,928   $    (376)   (0.59)%
    -200          $ 13,372   $ (273)   (2.00)% $ 60,551   $  (2,753)   (4.35)%
    -300          $ 13,046   $ (599)   (4.39)% $ 57,418   $  (5,886)   (9.30)%

      The Bank's NPV trend declined slightly in all rate scenarios from 2007 to 2008 as the discount on core deposits declined more than the premium increased on earning assets.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

      The  financial   statements   identified  in  Item  15(a)(1)   hereof  are
incorporated by reference hereunder.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------

      None.

ITEM 9A.   CONTROLS AND PROCEDURES
----------------------------------

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

            Management assessed the Company's internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issues by the Committee of Sponsoring Organizations of the Treadway Commission
            (COSO). Based on this assessment, we have concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

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

            Oneida Financial Corp.

            By: /s/ Michael R. Kallet
                ---------------------
            Michael R. Kallet,
            President and Chief Executive Officer

            By: /s/ Eric E. Stickels
                --------------------
            Eric E. Stickels
            Executive Vice President and Chief Financial Officer

      (c)   Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION
--------------------------
      None.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
           ------------------------------------------------------

      Information concerning Directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers. Information concerning corporate governance matters is incorporated by reference from the Company's Proxy Statement, specifically the section captioned "Meetings and Committees of the Board of Directors."

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company's website at www.oneidabank.com.

ITEM  11.  EXECUTIVE COMPENSATION
---------------------------------

      Information concerning executive compensation is incorporated by reference from the Registrant's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------

      Information concerning security ownership and equity compensation of certain owners and management is incorporated by reference from the Company's Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
           DIRECTOR INDEPENDENCE
-------------------------------------------------------------

      Information  concerning  relationships  and  transactions,   and  director
independence, is incorporated by reference from the Company's Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------

      Information   concerning   principal   accountant  fees  and  services  is
incorporated by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
-----------------------------------------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements
             --------------------

             o     Report of Independent Registered Public Accounting Firm

             o     Consolidated Statements of Condition,
                       December 31, 2008 and 2007

             o     Consolidated Statements of Income,
                      Years Ended December 31, 2008, 2007 and 2006

             o     Consolidated Statements of Changes in Stockholders' Equity,
                      Years Ended December 31, 2008, 2007 and 2006

             o     Consolidated Statements of Cash Flows,
                      Years Ended December 31, 2008, 2007 and 2006

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

      (a)(3) Exhibits
             --------

             3.1   Certificate of Incorporation of Oneida Financial Corp.*

             3.2   Bylaws of Oneida Financial Corp.*

             4     Form of Stock Certificate**

             10.1  Employee Stock Ownership Plan**

             10.2  Stock Option Plan *****

             10.3  Recognition and Retention Plan**

             10.4 Employment Agreement dated June 1, 2008 between the Company and Michael R. Kallet******

             10.5 Employment Agreement dated June 1, 2008 between the Company and Eric E. Stickels******

             10.6 Employment Agreement dated June 1, 2008 between the Company and Thomas H. Dixon******

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

******Incorporated by reference to the Company's Current Report on Form 8-K filed on June 26, 2008

      (b)   The exhibits listed under (a)(3) above are filed herewith.

      (c)   Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ONEIDA FINANCIAL CORP.

Date: March 24, 2009                  By:  /s/ Michael Kallet
                                           -------------------------------------
                                           Michael R. Kallet
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Kallet                          By: /s/ Eric Stickels
    -----------------------------------------       -----------------------------------------------
    Michael R. Kallet, President and Chief          Eric E. Stickels, Executive Vice President and
       Executive Officer                               Chief Financial Officer
       (Principal Executive Officer)                   (Principal Financial and Accounting Officer)

Date: March 24, 2009                            Date: March 24, 2009

By: /s/ Thomas Dixon                            By: /s/ Patricia Caprio
    -----------------------------------------       -----------------------------------------------
    Thomas H. Dixon, Executive Vice President       Patricia D. Caprio, Director

Date: March 24, 2009                            Date: March 24, 2009

By: /s/ Edward Clarke                           By: /s/ John Haskell
    -----------------------------------------       -----------------------------------------------
    Edward J. Clarke, Director                      John E. Haskell, Director

Date: March 24, 2009                            Date: March 24, 2009

By: /s/ Rodney Kent                             By: /s/ Richard Myers
    -----------------------------------------       -----------------------------------------------
    Rodney D. Kent, Director                        Richard B. Myers, Director

Date: March 24, 2009                            Date: March 24, 2009

By: /s/ Dr. Ralph Stevens                       By: /s/ Frank White Jr.
   ------------------------------------------       -----------------------------------------------
     Dr. Ralph L. Stevens, Director                 Frank O. White Jr., Director

Date: March 24, 2009                            Date: March 24, 2009

By:  /s/ Dr. John Wight                         By: /s/ Gerald Volk
    -----------------------------------------       -----------------------------------------------
     Dr. John A. Wight, Director                    Gerald N. Volk, Director

Date: March 24, 2009                            Date: March 24, 2009