Form 10-Q
period 2009-03-31
ONEIDA FINANCIAL CORP
filed 2009-05-15
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________
                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

           Federal                                       16-1561678
----------------------------------              ----------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):
      [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes [ ] No [X]

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,747,035 shares of the Registrant's common stock outstanding as of May 1, 2009.

                             ONEIDA FINANCIAL CORP.
                                     INDEX

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

 Item 1.    Financial Statements                                              1

            Consolidated Statements of Condition (unaudited)
            As of March 31, 2009 and December 31, 2008                        2

            Consolidated Statements of Operations (unaudited)
            For the three months ended March 31, 2009 and 2008                3

            Consolidated Statements of Comprehensive Income (unaudited)
            For the three months ended March 31, 2009 and 2008                4

            Consolidated Statements of Changes in Stockholders' Equity
            (unaudited) For the three months ended March 31, 2009             5

            Consolidated Statements of Cash Flows (unaudited)
            For the three months ended March 31, 2009 and 2008                6

            Notes to Consolidated Financial Statements (unaudited)            8

 Item 2.    Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                        18

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk       26

 Item 4T.   Controls and Procedures                                          26

PART II.    OTHER INFORMATION                                                27

 Item 1.    Legal Proceedings                                                27

 Item 1a.   Risk Factors                                                     27

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      27

 Item 3.    Defaults Upon Senior Securities                                  28

 Item 4.    Submission of Matters to a Vote of Security Holders              28

 Item 5.    Other Information                                                28

 Item 6.    Exhibits                                                         28

PART I. FINANCIAL INFORMATION
            Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2009 and December 31, 2008

                                                           (unaudited)
                                                          At March 31,     At December 31,
                                                              2009               2008
                                                         --------------    ---------------
ASSETS                                                   (in thousands, except share data)
   Cash and due from banks                               $       14,625    $        13,223
   Federal funds sold                                            12,702                 71
                                                         ----------------------------------
TOTAL CASH AND CASH EQUIVALENTS                                  27,327             13,294

   Trading securities                                             5,503              5,941
   Investment securities, available for sale                     57,972             60,433
   Mortgage-backed securities, available for sale                78,821             74,330

   Mortgage loans held for sale                                     696                741

   Loans receivable                                             297,718            304,376
   Allowance for loan losses                                     (2,554)            (2,624)
                                                         ----------------------------------
LOANS RECEIVABLE, NET                                           295,164            301,752

   Federal Home Loan Bank stock                                   3,312              3,784
   Bank premises and equipment, net                              21,736             21,790
   Accrued interest receivable                                    2,200              2,659
   Other assets                                                  16,275             15,323
   Bank owned life insurance                                     15,164             15,020
   Goodwill                                                      23,099             22,963
   Other intangible assets                                        1,977              2,100
   ----------------------------------------------------------------------------------------
   TOTAL ASSETS                                          $      549,246    $       540,130
   ========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

   Interest bearing deposits                             $      386,889    $       364,911
   Non-interest bearing deposits                                 58,650             60,787
   Borrowings                                                    44,000             52,825
   Notes payable                                                     --                 12
   Other liabilities                                              6,736              6,766
                                                         ----------------------------------
TOTAL LIABILITIES                                               496,275            485,301
Oneida Financial Corp. Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized                      --                 --
   Common stock ($.01 par value; 20,000,000
      shares authorized; 8,322,452 shares issued)                    83                 83
   Additional paid-in capital                                    19,271             19,221
   Retained earnings                                             41,868             41,585
   Accumulated other comprehensive (loss)                        (7,762)            (5,562)
   Treasury stock (at cost, 531,331
      and 533,106 shares)                                        (3,049)            (3,058)
                                                         ----------------------------------
Total Oneida Financial Corp stockholders' equity                 50,411             52,269
   Noncontrolling interest                                        2,560              2,560
                                                         ----------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       52,971             54,829
   ----------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                  $      549,246    $       540,130
   ========================================================================================

    The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)

                                                                 Three Months Ended
                                                            March 31,          March 31,
                                                              2009               2008
                                                         --------------    ---------------
                                                     (in thousands, except per share data)
INTEREST INCOME:
      Interest and fees on loans                         $        4,481    $         4,704
      Interest on investment and mortgage- backed
         securities                                               1,632              1,680
      Dividends on equity securities                                105                276
      Interest on federal funds sold and
         interest-earning deposits                                   14                 65
-------------------------------------------------------------------------------------------
      Total interest and dividend income                          6,232              6,725
-------------------------------------------------------------------------------------------
INTEREST EXPENSE:
      Core deposits                                                 521                633
      Time deposits                                               1,096              1,701
      Borrowings                                                    556                666
      Notes payable                                                  --                  2
-------------------------------------------------------------------------------------------
         Total interest expense                                   2,173              3,002
-------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               4,059              3,723
      Less: Provision for loan losses                                --                 --
-------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses            4,059              3,723
-------------------------------------------------------------------------------------------
OTHER INCOME:
      Net gains (losses) on sale of securities, net                 238                 (4)
      Changes in fair value of trading securities                  (429)              (604)
      Commissions and fees on sales of
         non-banking products                                     4,149              3,500
      Other operating income                                      1,407              1,125
-------------------------------------------------------------------------------------------
   Total other income                                             5,365              4,017
-------------------------------------------------------------------------------------------
OTHER EXPENSES:
      Compensation and employee benefits                          4,987              4,580
      Occupancy expenses, net                                     1,229              1,214
      Other operating expense                                     1,682              1,362
-------------------------------------------------------------------------------------------
   Total other expenses                                           7,898              7,156
-------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        1,526                584
-------------------------------------------------------------------------------------------
   Provision for income taxes                                       412                155
-------------------------------------------------------------------------------------------
NET INCOME                                               $        1,114    $           429
Less: net income attributable to noncontrolling interest             --                 --
-------------------------------------------------------------------------------------------
NET INCOME attributable to Oneida Financial Corp.        $        1,114    $           429
===========================================================================================
EARNINGS PER SHARE - BASIC                               $         0.14    $          0.05
===========================================================================================
EARNINGS PER SHARE - DILUTED                             $         0.14    $          0.05
===========================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)

                                                              Three Months Ended
                                                             March 31,   March 31,
                                                                2009        2008
                                                             ---------   ---------
                                                                 (In thousands)
Net income                                                   $   1,114   $     429
                                                             ---------   ---------

Other comprehensive loss, net of tax:

   Unrealized losses on securities arising during period        (3,466)       (889)
      Less: reclassification adjustment for (gains) losses
         included in net income                                   (238)        604
                                                             ---------   ---------
      Net unrealized losses                                     (3,704)       (285)
   Change in unrealized loss on pension benefits                    37          42
                                                             ---------   ---------
Other comprehensive loss before tax                             (3,667)       (243)
      Net income tax effect                                      1,467          97
                                                             ---------   ---------
Other comprehensive loss, net of tax                            (2,200)       (146)
                                                             ---------   ---------

Comprehensive (loss) income                                     (1,086)        283
Comprehensive (loss) income attributable to the
   Noncontrolling interest                                          --          --
                                                             ---------   ---------

Comprehensive (loss) income attributable to Oneida
   Financial Corp.                                           $  (1,086)  $     283
                                                             =========   =========

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2009 (unaudited)

                                                                               Accumulated
                                                       Additional                 Other
                                       Common Stock     Paid-In    Retained   Comprehensive   Treasury   Noncontrolling
                                     Shares    Amount   Capital    Earnings        Loss        Stock        Interest       Total
                                                                (in thousands, except number of shares)
Balance as of December 31, 2008     8,322,452  $   83  $   19,221  $ 41,585   $      (5,562)  $ (3,058)  $        2,560  $   54,829
Net income                                                            1,114                                                   1,114
Other comprehensive loss, net of
   tax                                                                               (2,200)                                 (2,200)
Shares earned under stock plans                                38                                                                38
Common stock dividends: $0.24 per
   share                                                               (831)                                                   (831)
Treasury stock reissued                                                                              9                            9
Tax benefit from stock plans                                   12                                                                12

                                    -----------------------------------------------------------------------------------------------

Balance as of March 31, 2009        8,322,452  $   83  $   19,271  $ 41,868   $      (7,762)  $ (3,049)  $        2,560  $   52,971
                                    ===============================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)

                                                                                  Three Months Ended
                                                                                March 31,   March 31,
                                                                                   2009        2008
                                                                                ---------   ---------
                                                                                    (in thousands)
Operating Activities:
   Net income                                                                   $   1,114   $     429
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                                   525         522
      Amortization of premiums/discounts on securities, net                            40          25
      Net change in valuation of financial instruments carried
         at fair value                                                                429         604
      Stock compensation earned                                                        38          44
      Net realized (gain) loss on sale of securities                                 (238)          4
      Gain on sale of loans, net                                                     (128)        (45)
      Income tax payable                                                              409         166
      Accrued interest receivable                                                     459         240
      Other assets                                                                    445         880
      Other liabilities                                                                (7)     (1,138)
      Origination of loans held for sale                                          (17,900)     (1,889)
      Proceeds from sales of loans                                                 18,073       5,017
------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                  3,259       4,859
------------------------------------------------------------------------------------------------------
Investing Activities:
   Purchase of investment securities                                              (14,721)    (13,003)
   Principal collected on and proceeds of maturities
      sales or calls from investments                                              13,659      13,008
   Purchase of mortgage-backed securities                                         (19,964)    (21,022)
   Principal collected on and proceeds from sales
      of mortgage-backed securities                                                15,502       2,753
   Net decrease in loans                                                            6,588         290
   Purchase of bank premises and equipment                                           (348)       (106)
   Purchase of bank                                                                    --          (8)
   Purchase of employee benefits company                                             (136)       (129)
------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                          580     (18,217)
------------------------------------------------------------------------------------------------------
Financing Activities:
   Net increase (decrease) in demand deposit, savings,
      money market, super now and escrow                                           17,096      (1,004)
   Net increase in time deposits                                                    2,745      23,047
   Proceeds from borrowings                                                            --      20,000
   Repayment of borrowings                                                         (8,825)    (20,000)
   Cash dividends                                                                    (831)       (831)
   Exercise of stock options (using treasury stock)                                     9          --
------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                 10,194      21,212
------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                              14,033       7,854
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                   13,294      16,461
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  27,327   $  24,315
======================================================================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                              2,184       2,998
Cash paid for income taxes                                                             --          --

Supplemental noncash disclosures:
Transfer of loans to other real estate                                                 --          76
Adoption of fair value option:
   Securities transferred from available for sale to trading                           --      16,178
   Deferred tax asset related to fair value adjustments                               166       1,255
======================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2009

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the "Company") and its wholly owned subsidiary, Oneida Savings Bank (the "Bank") as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, results of operations and other data presented are not necessarily indicative of results to be expected for the entire year.

The data in the consolidated balance sheet for December 31, 2008 was derived from the audited financial statements included in the Company's 2008 Annual
Report on Form 10-K. That data, along with the interim financial information presented in the consolidated statement of condition, statements of operations, comprehensive income, changes in stockholders' equity and cash flows should be read in conjunction with the 2008 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10-K.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

Note B - Earnings per Share

The Company has stock compensation awards with non-forfeitable rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by FASB Staff Position EITF 03-6-1. Basic earnings per share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock-based compensation plans, but excludes awards considered participating securities.

The Company adopted FASB Staff Position EITF 03-6-1 (the "FSP") effective January 1, 2009. The FSP requires the use of the two-class method for computing earnings per share when stock compensation awards with non-forfeitable dividend rights are present. Prior earnings per share amounts have been retrospectively adjusted to conform with the provisions of this FSP. The effect of adopting this FSP was to reduce both basic and diluted earnings per share for the quarter ended March 31, 2008 from $0.06 per share to $0.05 per share.

The factors used in the earnings per share computation follow for March 31, 2009 and March 31, 2008:

Basic                                                                 2009          2008
                                                                  -----------   -----------
   Distributed earnings allocated to common stock                 $   824,546   $   820,070
   Undistributed earnings allocated to common stock                   281,909      (399,446)
                                                                  -----------   -----------

   Net earnings allocated to common stock                         $ 1,106,456   $   420,624
                                                                  ===========   ===========
      Weighted average common shares outstanding
      including shares considered participating securities          7,774,338     7,772,310
      Less: Average participating securities                          (28,800)      (45,600)
                                                                  -----------   -----------
   Weighted average shares                                          7,745,538     7,726,710
                                                                  ===========   ===========

Basic earnings per share                                          $      0.14   $      0.05
                                                                  ===========   ===========

Diluted
   Net earnings allocated to common stock                         $ 1,106,456   $   420,624
                                                                  ===========   ===========
      Weighted average common shares outstanding for basic
      earnings per common share                                     7,745,538     7,726,710
      Add: Dilutive effects of assumed exercise of stock
      options                                                          40,650        57,705
                                                                  -----------   -----------
   Weighted average shares and dilutive
   potential common shares                                          7,786,188     7,784,415
                                                                  ===========   ===========

Diluted earnings per common share                                 $      0.14   $      0.05
                                                                  ===========   ===========

Stock options for 55,827 and 54,362 shares of common stock were not considered in computing diluted earnings per common share for the three months ending March 31, 2009 and March 31, 2008 respectively because they were antidilutive. Dividends of $6,912 and $10,944 as of March 31, 2009 and 2008 respectively were paid on unvested shares with non-forfeitable dividend rights none of which was included in net income as compensation expense because all the awards are expected to vest.

Note C - Stock-Based Compensation

The Company's 2000 Stock Option Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 374,568 shares of common stock. The exercise price of options granted is equal to the market value of the Company's shares at the date of grant. All options granted expire by April 2010 and options vest and become exercisable ratably over a one to five-year period. The plan also has a reload feature which entitles the option holder, who has delivered common stock as payment of the exercise price for option stock, to a new option to acquire additional shares in the amount equal to the shares traded in. The option period during which the reload option may be exercised expires at the same time as that of the original option that the holder has exercised. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. There were 9,243 shares available for future grants under the plan described above as of March 31, 2009 and 2008. There was no unrecognized compensation cost for this plan as of March 31, 2009 as all shares vested under the terms of the plan. There were no new grants during the year.

Activity in the plan for 2009 was as follows:

                                                        Range of
                                            -------------------------------   Weighted Average
                                                           Option Exercise    Exercise Price
                                              Options           Price         Shares             Intrinsic
                                            Outstanding       Per Share       Outstanding        Value
                                            --------------------------------------------------------------
Outstanding at December 31, 2008              168,967     $ 4.722 - $18.167   $7.707             $315,434
Granted                                            --
Exercised                                      (1,775)          $4.722
Forfeited                                          --
                                              -------
Outstanding at March 31, 2009                 167,192     $ 4.722 - $18.167   $7.739             $353,918
                                              =======

At March 31, 2009, the weighted average information for outstanding and exercisable shares is as follows:

                         Shares outstanding and Exercisable
          ----------------------------------------------------------------
          Range of                               Average        Average
          Exercise                               Exercise   Remaining Life
          Price                         Shares   Price          (Years)
          ----------------------------------------------------------------

          $3.633 - $5.45               111,365   $  4.722        1.07
          $9.094 - $10.90                4,465   $  9.419        1.07
          $10.900 - $12.717             15,771   $ 11.982        1.07
          $12.717 - $14.534             18,689   $ 14.000        1.07
          $14.534 - $16.350              6,600   $ 14.794        1.07
          $16.350 - $18.167             10,302   $ 17.247        1.07
                                       -------   --------        ----
                Total                  167,192   $  7.739        1.07
                                       =======   ========        ====

The Management Recognition and Retention Plans provide for the issuance of shares of restricted stock to directors, officers and key employees. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is recognized ratably over the five year vesting period for shares of restricted stock granted that will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans was $38,208 and $43,701 for the three months ended March 31, 2009 and 2008 respectively. Shares unallocated under the plans available for future awards were 15,286 and 12,886 at March 31, 2009 and March 31, 2008 respectively. At March 31, 2009 and December 31, 2008, there were nonvested shares of 28,800 with unrecognized compensation cost of $462,008 and $500,216 respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.42% of the outstanding shares as of March 31, 2009 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.

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

Net pension and postretirement cost, which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                           Three Months Ended
                                                          March 31,   March 31,
                                                             2009        2008
                                                          ---------   ---------
Service cost                                              $      --   $      --
Interest cost                                                41,000      55,000
Expected return on plan assets                              (49,000)    (72,000)
Net amortization and deferral                                37,000      42,000
                                                          ---------   ---------
   Net periodic pension cost                              $  29,000   $  25,000

Net gain                                                    (22,200)    (25,200)
Prior service cost                                               --          --
                                                          ---------   ---------
   Total recognized in other comprehensive income           (22,200)    (25,200)
                                                          ---------   ---------
Total recognized in net periodic benefit cost and
   Other comprehensive income                             $   6,800   $     200
                                                          =========   =========

                                                             2009        2008
                                                          ---------   ---------
Weighted-average assumptions as of December 31:
   Discount rate                                              5.390%      5.465%
   Expected return on plan assets                             7.500%      7.500%

As of March 31, 2009, contributions to the pension plan totaled $50,000. The Bank anticipates contributing $200,000 in 2009 to fund its pension plan.

State Bank of Chittenango participated in the New York State Bankers Retirement System plan which was a noncontributory defined benefit plan covering substantially all employees. Under the plan, retirement benefits were primarily a function of the employee's years of service and level of compensation. The plan was frozen as of May 31, 2002. State Bank of Chittenango uses a December 31 measurement date for its pension plan.

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                           Three Months Ended
                                                         March 31,    March 31,
                                                           2009         2008
                                                         ---------   ----------

Service cost                                             $   6,500   $    6,800
Interest cost                                               34,000       33,700
Expected return on plan assets                             (34,500)     (52,000)
Net amortization and deferral                               14,000           --
                                                         ---------   ----------
   Net periodic pension cost (benefit)                   $  20,000   $  (11,500)

Net loss                                                        --           --
Prior service cost                                              --           --
                                                         ---------   ----------
   Total recognized in other comprehensive income               --           --
                                                         ---------   ----------
Total recognized in net periodic benefit cost and
   Other comprehensive income                            $  20,000   $  (11,500)
                                                         =========   ==========

                                                            2009        2008
                                                         ---------   ----------
Weighted-average assumptions as of December 31:
   Discount rate                                              6.25%        6.25%
   Expected return on plan assets                             7.50%        7.50%

As of March 31, 2009, there were no contributions to the plan. The Bank does not anticipate contributing in 2009 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at March 31, 2009 and December 31, 2008:

                                                          March 31, 2009
                                                  ------------------------------
                                                               Gross Unrealized
                                                  Fair Value    Gains    Losses
                                                  ------------------------------
                                                          (in thousands)
Investment Securities
Available for sale portfolio:
      Debt securities:
         U. S. Agencies                           $   17,276   $   203   $     2
         Corporate                                    19,014        --     9,452
         State and municipals                         21,682       326       238
                                                  ----------   -------   -------
                                                  $   57,972   $   529   $ 9,692
                                                  ==========   =======   =======
Mortgage-Backed Securities
   Available for sale portfolio:
      Fannie Mae                                  $   21,954   $   411   $    12
      Freddie Mac                                     21,608       474        10
      Ginnie Mae                                      28,341       679        27
      Small Business Administration                       13        --        --
      Collateralized Mortgage Obligations              6,905        --     1,388
                                                  ----------   -------   -------
                                                  $   78,821   $ 1,564   $ 1,437
                                                  ==========   =======   =======

                                                         December 31, 2008
                                                  ------------------------------
                                                               Gross Unrealized
                                                  Fair Value    Gains    Losses
                                                  ------------------------------
                                                          (in thousands)
Investment Securities
   Available for sale portfolio:
      Debt securities:
         U. S. Agencies                           $   21,205   $   216   $    13
         Corporate                                    21,881        --     5,920
         State and municipals                         17,347       223       150
                                                  ----------   -------   -------
                                                  $   60,433   $   439   $ 6,083
                                                  ==========   =======   =======

Mortgage-Backed Securities
   Available for sale portfolio:
      Fannie Mae                                  $   19,840   $   283   $    83
      Freddie Mac                                     23,191       416        83
      Ginnie Mae                                      24,447       533        24
      Small Business Administration                       13        --        --
      Collateralized Mortgage Obligations              6,839        --       730
                                                  ----------   -------   -------
                                                  $   74,330   $ 1,232   $   920
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

Unrealized losses on other investments have not been recognized into income because management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to declines in market interest rates since the securities were purchased.

The Company currently has a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. This is a variable rate note based on the three month Treasury bill. The unrealized loss of $1.1 million and $1.1 million at March 31, 2009 and December 31, 2008 respectively has not been considered other-than-temporary in that the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value, and management believes that the repayment of the investment is probable at maturity.

The Company currently has a $2.5 million SLMA bond, maturing May 1, 2012 which is rated investment grade. This is a variable rate note based on the consumer price index. The unrealized loss at March 31, 2009 and December 31, 2008 of $1.2 million and $875,000 respectively has not been considered other-than-temporary in that the Company has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value and that based on credit ratings and assessment of likelihood of default the Company has concluded that it is probable that payment will be made at maturity.

The Company currently has $5.6 million invested in nine different trust preferred securities as of March 31, 2009. Of the $5.6 million, $1.8 million have variable rates of interest. The unrealized loss at March 31, 2009 and December 31, 2008 on the nine securities totaled $6.2 million and $2.5 million respectively. All of the securities are rated below investment grade as of March 31, 2009. Through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, default probabilities and anticipated losses given the default assumptions and stress tests performed on these securities, none of the trust preferred securities have been considered other-than-temporarily impaired as of March 31, 2009.

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

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At March 31, 2009 the allowance for loan losses as a percentage of net loans receivable was 0.86% as compared to 0.87% at December 31, 2008.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                       Three Months Ended
                                      March 31,   March 31,
                                        2009        2008
                                      ---------   ---------
                                         (in thousands)
Balance at beginning of period        $   2,624   $   2,511
   Charge-offs                             (141)        (46)
   Recoveries                                71          31
   Provision for loan losses                 --          --
                                      ---------   ---------
Balance at end of period              $   2,554   $   2,496
                                      =========   =========

There were no impaired loans as of March 31, 2009 or December 31, 2008.

Note H - Segment Information

The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its benefit consulting activities and risk management activities. For the three months ended March 31, 2009 and 2008, the Bank's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank's benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc. which was formed in February 2008. Information about the Bank's segments is presented in the following table for the periods indicated:

                                                                         Three Months Ended March 31, 2009
                                                  --------------------------------------------------------------------------
                                                   Banking     Insurance    Benefit Consulting   Risk Management
                                                  Activities   Activities        Activities         Activities       Total
                                                                                (in thousands)
Net interest income                                $   4,059    $     --        $      --            $    --       $   4,059
Provision for loan losses                                 --          --               --                 --              --
                                                   ---------    --------        ---------            -------       ---------

   Net interest income after provision
      for loan losses                                  4,059          --               --                 --           4,059
Other income                                           1,216       3,029            1,060                 60           5,365
Other expenses                                         3,952       2,174            1,106                141           7,373
Depreciation and amortization                            429          58               38                 --             525
                                                   ---------    --------        ---------            -------       ---------
      Income (loss) before income taxes                  894         797              (84)               (81)          1,526
Income tax expense (benefit)                             149         333              (40)               (30)            412
                                                   ---------    --------        ---------            -------       ---------
         Net income (loss)                         $     745    $    464        $     (44)           $   (51)      $   1,114
                                                   =========    ========        =========            =======       =========

Total Assets                                       $ 532,908    $ 16,186        $   4,418            $    51       $ 553,563
                                                   =========    ========        =========            =======       =========

                                                                         Three Months Ended March 31, 2008
                                                  --------------------------------------------------------------------------
                                                   Banking     Insurance    Benefit Consulting   Risk Management
                                                  Activities   Activities        Activities         Activities       Total
                                                                                (in thousands)
Net interest income                                $   3,723    $     --        $      --            $    --       $   3,723
Provision for loan losses                                 --          --               --                 --              --
                                                   ---------    --------        ---------            -------       ---------
   Net interest income after provision for
     loan losses                                       3,723          --               --                 --           3,723
Other income                                             517       2,336            1,164                 --           4,017
Other expenses                                         3,671       1,943              967                 53           6,634
Depreciation and amortization                            413          63               46                 --             522
                                                   ---------    --------        ---------            -------       ---------
     Income (loss) before income taxes                   156         330              151                (53)            584
Income tax (benefit) expense                             (57)        159               73                (20)            155
                                                   ---------    --------        ---------            -------       ---------
       Net income (loss)                           $     213    $    171        $      78            $   (33)      $     429
                                                   =========    ========        =========            =======       =========

Total Assets                                       $ 526,872    $ 18,905        $   4,387            $     6       $ 550,170
                                                   =========    ========        =========            =======       =========

The following represents a reconciliation of the Company's reported segment assets to consolidated assets as of March 31:

                                                   2009         2008
                                                 ---------   ---------
                                                     (in thousands)
                  Assets
Total assets for reportable segments             $ 553,563   $ 550,170
Elimination of intercompany cash balances           (4,317)     (7,515)
                                                 ---------   ---------

Consolidated Total                               $ 549,246   $ 542,655
                                                 =========   =========

Note I - Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141 (R) is effective for fiscal years beginning on or after December 31, 2008. Earlier adoption is prohibited. The adoption of this standard did not have an impact on the Company's results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets but separate from the parent's equity. FAS No.160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard resulted in a reclassification of $2.6 million from other liabilities to equity as of December 31, 2008 and March 31, 2009. The noncontrolling interest represents the preferred shareholder minority interest in Oneida Preferred Funding Corp, a real estate investment trust.

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles ("FAS 162"). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. Adoption of FAS 162 was not a change in the Company's current accounting practices; therefore it did not have a material impact on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued three final Staff Positions (FSPs) that provide additional application guidance and enhance disclosure regarding fair value measurements and impairments of securities. FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" provides guidelines for determining fair value measurements when an active market does not exist or where the price inputs represent distressed sales. FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of

Financial Instruments," provides that the frequency of fair value disclosures required by statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments," will be increased from annually to quarterly. FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," provides additional guidance on determining and accounting for other-than-temporary impairments in investment securities. If an investment security is determined to be other-than-temporarily impaired and if the company does not intend to sell the security and it is more likely than not that the security will be sold before the anticipated recovery of the impairment, the company will now be required to separate the impairment into the amount related to a credit loss and the amount related to other factors. The amount related to a credit loss will be recognized in earnings and the amount related to other factors will be recognized in other comprehensive income. This FSP also changes disclosure requirements in the notes to the financial statements. The FSPs are effective for interim and annual reporting periods ending after June 15, 2009 with earlier adoption permitted for interim and annual periods ending after March 15, 2009. The Company will adopt the FSPs effective for the period ending June 30, 2009 and does not anticipate that adoption will not result in a material effect on the consolidated results of operations.

Note J - Fair Value

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," on January 1, 2008. SFAS No. 159 permits, but does not require, companies to measure many financial instruments and certain other items at fair value. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made. Changes in fair value for the selected instruments are recorded in earnings. As of January 1, 2008, the Company has elected the fair value option for certain preferred and common equity securities.

Fair Value Option

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31:

                                    Changes in Fair Values for the Period ended March 31, 2009, for items
                                    Measured at Fair Value Pursuant to Election of the Fair Value Option
                                    ---------------------------------------------------------------------
                                                                                           Total Changes
                                                                                           In Fair Values
                                    Other                                                  Included in
                                    Gains and          Interest          Interest          Current Period
                                    Losses             Income            Expense           Earnings
                                    ---------------------------------------------------------------------
                                                               (in thousands)
Assets:
          Trading securities        $ 429                     9               --           $ 438

                                    Changes in Fair Values for the Period ended March 31, 2008, for items
                                    Measured at Fair Value Pursuant to Election of the Fair Value Option
                                    ---------------------------------------------------------------------
                                                                                           Total Changes
                                                                                           In Fair Values
                                    Other                                                  Included in
                                    Gains and          Interest          Interest          Current Period
                                    Losses             Income            Expense           Earnings
                                    ---------------------------------------------------------------------
                                                               (in thousands)
Assets:
          Trading securities        $ 604                    --               --           $ 604

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

The Company used the following methods and significant assumptions used to estimate the fair value of items:

         Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities (Level 2 inputs) or unobservable inputs that represents assumptions such as financial forecasts or projected earnings (Level 3)

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

                                                                 Fair Value Measurements at March 31, 2009 Using
                                                               --------------------------------------------------
                                                                                     Significant
                                                               Quoted Prices in      Other          Significant
                                                               Active Markets for    Observable     Unobservable
                                                               Identical Assets      Inputs         Inputs
                                             March 31, 2009    (Level 1)             (Level 2)      (Level 3)
                                             --------------------------------------------------------------------
                                                                        (in thousands)
Assets:
Trading securities                              $  5,503               --              $  3,423        $2,080
Available for sale securities                   $136,793               --               128,506         8,287

                                                               Fair Value Measurements at December 31, 2008 Using
                                                               --------------------------------------------------
                                                                                     Significant
                                                               Quoted Prices in      Other          Significant
                                                               Active Markets for    Observable     Unobservable
                                                               Identical Assets      Inputs         Inputs
                                          December 31, 2008    (Level 1)             (Level 2)      (Level 3)
                                          -----------------------------------------------------------------------
                                                                        (in thousands)
Assets:
Trading securities                             $  5,941                --              $  3,921        $ 2,020
Available for sale securities                  $134,763                --               123,287         11,476

The Level 3 assets include trust preferred securities and corporate debt and equity securities. The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31:

                                                  Fair Value Measurements Using Significant
                                                             Unobservable Inputs
                                                                  (Level 3)
                                                  -----------------------------------------
                                                                 Securities
                                                  Trading        Available for
                                                  Securities     Sale                 Total
                                                  -----------------------------------------
                                                                (in thousands)
Beginning balance January 1, 2009                   $2,020          $11,476        $ 13,496
Total gains or losses (realized/unrealized)
   Included in earnings
      Interest income (losses) on securities           (10)              (5)            (15)

      Other changes in fair value                       70               --              70

Included in other comprehensive income (losses)         --           (3,184)         (3,184)
                                                  -----------------------------------------

Ending balance March 31, 2009                       $2,080          $ 8,287        $ 10,367
                                                  =========================================

                                                  Fair Value Measurements Using Significant
                                                             Unobservable Inputs
                                                                  (Level 3)
                                                  -----------------------------------------
                                                                 Securities
                                                  Trading        Available for
                                                  Securities     Sale                 Total
                                                  -----------------------------------------
                                                                (in thousands)
Beginning balance January 1, 2008                   $1,996          $8,455         $ 10,451
Total gains or losses (realized/unrealized)
   Included in earnings
      Interest income on securities                    (10)             (6)             (16)
      Other changes in fair value                     (158)             --             (158)
Included in other comprehensive income                  --            (873)            (873)
                                                  -----------------------------------------

Ending balance March 31, 2008                       $1,828          $7,576         $  9,404
                                                  =========================================

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three months ended March 31, 2009 for Level 3 assets that are still held at March 31, 2009:

                                                   Changes to Unrealized Gains/Losses
                                                Related to Assets Still Held at Reporting
                                             Date for the three months ended March 31, 2009
                                      ------------------------------------------------------------
                                                             (in thousands)
                                      Trading Securities    Available for Sale Securities    Total
Interest income on securities               $ (10)                      $ (5)                $ (15)
Other changes in fair value                    70                         --                    70
                                      ------------------------------------------------------------
Total                                       $  60                       $ (5)                $  55
                                      ============================================================

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primarily derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency and employee benefit services provided by subsidiaries of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. The Company has four primary business segments; it's banking franchise, insurance activities, benefit consulting activities and risk management activities. However, only the banking franchise is deemed material to the Bank's financial condition and results of operations. Consequently, segment disclosures are not presented in the Management's Discussion and Analysis. At both December 31, 2008 and March 31, 2009 the Company had 7,745,260 and 7,747,035 respectively of shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a semi-annual cash dividend as of January 27, 2009 of $0.24 per share which was paid to its shareholders on February 10, 2009. Oneida Financial MHC waived its receipt of dividends.

      As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution's risk classification and other factors. In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009. FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.

These changes would result in increased deposit insurance expense for the Bank in 2009. These increases will be reflected in other expenses in the Bank's income statement in the period of enactment. If the rule stands as currently published, assuming the Company's risk category does not change and the deposit base remains relatively stable, we estimate the total FDIC premium expense incurred during 2009 to be approximately $898,000.

FINANCIAL CONDITION

      ASSETS. Total assets at March 31, 2009 were $549.2 million, an increase of $9.1 million from $540.1 million at December 31, 2008. Mortgage-backed securities increased $4.5 million reflecting purchases of $20.0 million of mortgage-backed securities partially offset by the principal collected on and proceeds from sales and maturities of mortgaged-backed securities. Investment securities decreased $2.5 million reflecting a $3.5 million decrease from a change in market value for the first quarter 2009, partially offset by an increase in purchases of investment securities for the quarter. Market rate fluctuations during the quarter have resulted in mortgage-backed securities being a more attractive investment than investments or cash equivalents. Loans receivable, including loans held for sale, decreased $6.7 million to $298.4 million at March 31, 2009 compared with $305.1 million at December 31, 2008. Residential loans decreased by $5.1 million since December 31, 2008, after the sale of $18.1 million of fixed-rate residential real estate loans in the secondary market during the three month period. At March 31, 2009, total commercial real estate loans increased by $2.4 million while commercial business loans decreased by $3.2 million from December 31, 2008. At March 31, 2009 total consumer loans decreased by $826,000 from December 31, 2008. As a result of the decrease in loans receivable and increase in deposit accounts, cash and cash equivalents increased $14.0 million from $13.3 million at December 31, 2008 to $27.3 million at March 31, 2009. Goodwill and other intangibles totaled $25.1 million as of March 31, 2009 and December 31, 2008. Additional goodwill in the amount of $136,000 was recorded for the contingent purchase payment made to Benefit Consulting Group LLC. Under the terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period starting with the year ended December 31, 2006. Offsetting this payment was the amortization expense recorded on a monthly basis.

      The allowance for loan losses was $2.5 million and $2.6 million at March 31, 2009 and December 31, 2008, respectively. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At March 31, 2009 the allowance for loan losses as a percentage of net loans receivable was 0.86% as compared to 0.87% as of December 31, 2008.

      LIABILITIES. Total liabilities increased by $11.0 million to $496.3 million at March 31, 2009 from $485.3 million at December 31, 2008. The increase is primarily the result of an increase in interest-bearing deposits of $22.0 million partially offset by a decrease in non-interest bearing deposits of $2.1 million. Contributing to the increase in total deposits has been an increase in municipal deposits offered through Oneida Savings Bank's limited purpose commercial banking subisidiary, State Bank of Chittenango. Municipal deposits increased $13.9 million to $68.8 million at March 31, 2009 from $54.9 million at December 31, 2008. The increase in total deposits also enabled the Bank to reduce borrowings outstanding by $8.8 million to $44.0 million at March 31, 2009 compared with $52.8 million at December 31, 2008.

      STOCKHOLDERS' EQUITY. Total stockholders' equity decreased by $1.8 million to $53.0 million at March 31, 2009 as compared $54.8 million at December 31, 2008. Stockholders' equity decreased $2.2 million as a result of the valuation adjustment made for the Company's available for sale investment and mortgage-backed securities. In addition, stockholders' equity decreased by $831,000 due to the payment of semiannual cash dividends of $0.24 partially offset by the addition of after-tax net income of $1.1 million for the three months ended March 31, 2009.

      ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three months ended March 31, 2009 and 2008 and for the year ended December 31, 2008. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

      TABLE 1. Average Balance Sheet.

                                                        Three Months Ended March 31,                   Twelve Months Ended Dec. 31,
                                        ------------------------------------------------------------  -----------------------------
                                                     2009                           2008                           2008
                                          Average    Interest            Average    Interest            Average    Interest
                                        Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/
                                          Balance      Paid     Rate     Balance      Paid     Rate     Balance      Paid     Rate
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
                                                                           (Dollars in Thousands)
Assets
Interest-earning Assets:
   Loans Receivable                     $   301,845  $  4,481    5.94% $   285,590  $  4,704    6.59% $   293,499  $ 18,535    6.32%
   Investment and Mortgage-Backed
      Securities                            138,261     1,632    4.72%     129,210     1,680    5.20%     143,987     7,379    5.12%
   Federal Funds                             10,460        14    0.54%       7,711        65    3.37%       7,342       169    2.30%
   Equity Securities                          5,933       105    7.08%      18,674       276    5.91%      12,814       651    5.08%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
      Total Interest-earning Assets         456,499     6,232    5.46%     441,185     6,725    6.10%     457,642    26,734    5.84%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
Non interest-earning Assets:
   Cash and due from banks                   12,577                         12,850                         11,725
   Other assets                              76,693                         74,219                         74,999
                                        -----------                    -----------                    -----------
         Total assets                   $   545,769                    $   528,254                    $   544,366
                                        ===========                    ===========                    ===========
Liabilities and Stockholders'
   Equity
Interest-bearing Liabilities:
   Money Market Deposits                $    98,386  $    368    1.52% $    71,077  $    431    2.44% $    83,115  $  1,654    1.99%
   Savings Accounts                          76,187       116    0.62%      74,264       145    0.79%      77,266       603    0.78%
   Interest-bearing Checking                 44,348        37    0.34%      39,577        57    0.58%      40,459       238    0.59%
   Time Deposits                            155,162     1,096    2.86%     156,483     1,701    4.37%     159,933     6,020    3.76%
   Borrowings                                47,567       556    4.74%      56,609       666    4.73%      56,194     2,561    4.56%
   Notes Payable                                  3         0    0.00%         142         2    5.66%          88         5    5.68%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
      Total Interest-bearing
         Liabilities                        421,653     2,173    2.09%     398,152     3,002    3.03%     417,055    11,081    2.66%
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
Non-interest-bearing Liabilities:
   Demand deposits                           59,029                         62,549                         63,711
   Other liabilities                          9,859                          8,285                          7,559
                                        -----------                    -----------                    -----------
      Total liabilities                 $   490,541                    $   468,986                    $   488,325
                                        -----------                    -----------                    -----------
Stockholders' equity                         55,228                         59,268                         56,041
                                        -----------                    -----------                    -----------
Total liabilities and stockholders'
   equity                               $   545,769                    $   528,254                    $   544,366
                                        ===========                    ===========                    ===========

   Net Interest Income                               $  4,059                       $  3,723                       $ 15,653
                                                     ========                       ========                       ========
   Net Interest Spread                                           3.37%                          3.07%                          3.18%
                                                                 ====                           ====                           ====
   Net Earning Assets                   $    34,846                    $    43,033                    $    40,587
                                        ===========                    ===========                    ===========
   Net yield on average
      Interest-earning assets                            3.56%                          3.38%                          3.42%
                                                     ========                       ========                       ========
   Average interest-earning
      assets to average
      Interest-bearing liabilities                     108.26%                        110.81%                        109.73%
                                                     ========                       ========                       ========

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended March 31, 2009 was $1.1 million, an increase of $685,000 or 160% from $429,000 for the three months ended March 31, 2008. The increase in net income was primarily the result of an increase in net interest income, an increase in other income offset by an increase in other expense and the provision for income taxes. Net income from operations for the first quarter, which excludes the FASB 159 change in fair value of $429,000, net of $116,000 income taxes, was $1.4 million or $0.18 per diluted share. This compares to net income from operations for the 2008 first quarter of $870,000, or $0.11 per diluted share. The increase in net interest income reflects the effects of the steepening yield curve as the cost of our interest-bearing liabilities decreases faster than the yield on our interest-earning assets.

      INTEREST  INCOME.  Interest and dividend  income  decreased by $493,000 or
7.3%, to $6.2 million for the three months ended March 31, 2009 from $6.7 million for three months ended March 31, 2008. The decrease in interest income was the result of a decrease in the yield of 64 basis points on interest earning assets partially offset by an increase in the average balances of interest-earning assets during the current period of $15.3 million. Interest on loans decreased $223,000 to $4.5 million for the three months ended March 31, 2009 from $4.7 million for the three months ended March 31, 2008. The decrease in interest income on loans is a result of a decrease of 65 basis points in the average yield to 5.94% for the three months ended March 31, 2009 from 6.59% for the three months ended March 31, 2008 offset by an increase of $16.3 million in the average balance of loans receivable for the three months ended March 31, 2009 as compared with the same period in 2008. The decrease in yield reflected the decrease in market interest rates during the quarter.

      Interest on investments and mortgage-backed securities decreased $48,000 as a result of a decrease in the average yield of 48 basis points from 5.20% for the three months ended March 31, 2008 to 4.72% for the three months ended March 31, 2009. Offsetting the decrease in yield was an increase in the average balance of investment securities and mortgage-backed securities of $9.1 million for the three months period ending March 31, 2009 as compared with the same period in 2008.

      Interest income from federal funds decreased during the three months ended March 31, 2009 to $14,000 as compared with $65,000 for the 2008 period. The decrease in interest income is primarily due to a decrease of 283 basis points in the average yield offset by an increase in the average balance of $2.7 million.

      Interest income from equity securities decreased $171,000 as a result of a decrease in the average balances of $12.7 million for the three month period ending March 31, 2009 as compared with the same period in 2008. The decrease in the average balance was the result of the continued decline in market values for equity securities during 2008.

      INTEREST EXPENSE. Interest expense was $2.2 million for the three months ended March 31, 2009, a decrease of $829,000 or 27.6% from the same period in 2008. The decrease in interest expense is due to a decrease in interest paid on deposit accounts. Interest expense on borrowed funds totaled $556,000 for the first quarter of 2009 compared with $666,000 for the 2008 period. The average balance of borrowings decreased $9.0 million for the three months period ending March 31, 2009 as compared with the same period in 2008. Interest expense on deposits decreased $717,000 and totaled $1.6 million for the three months ended March 31, 2009 as compared to $2.3 million for the three month period in 2008. The average cost of deposits was 1.75% for the three month period ending March 31, 2009 compared with 2.75% for the three month period in 2008. In addition, the average balance of deposit accounts increased $32.7 million from the three months ended March 31, 2008 to the three months ended March 31, 2009.

      PROVISION FOR LOAN LOSSES. There were no provisions for possible loan losses made during the first quarters of 2009 and 2008. The allowance for loan losses was $2.5 million for the three months ended March 31, 2009 and March 31, 2008. The ratio of the net loan loss allowance to loans receivable is 0.86% at March 31, 2009 as compared with a ratio of 0.89% of loans receivable at March 31, 2008. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

      OTHER INCOME. Other operating income increased by $1.3 million for the three-month period ending March 31, 2009 compared with the same period in 2008 to $5.4 million from $4.0 million. The increase in other income was primarily due to increases in commissions and fees on the sale of non-banking products through the Company's subsidiaries for the three months ended March 31, 2009 as compared with the same period during 2008. Commissions and fees on sales of non-banking products was $4.1 million for the three months ended March 31, 2009 as compared to $3.5 million for the same period in 2008. In addition, the non-cash change in fair value as of March 31, 2009 was $429,000 as compared to $604,000 that was recognized as of March 31, 2008 in connection with the adoption of FAS 159 for certain preferred and common equity securities. The Company intends to hold these securities due to the dividend and other features of the securities and therefore does not expect to realize the loss recorded. Net investment gains for the three months ended March 31, 2009 were

$238,000 compared with net investment losses of $4,000 for the three months ended March 31, 2008.

      OTHER EXPENSES. Other operating expenses increased by $742,000 or 10.4%, to $7.9 million for the three months ended March 31, 2009 from $7.2 million for the same period in 2008. The increase in non-interest expense is primarily the result of an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with revenue increases. In addition, an increase in premiums being assessed by the Federal Deposit Insurance Corporation for the current calendar year has resulted in additional non-interest expense of $172,000 for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

      INCOME TAX. Income tax expense increased to $412,000 for the three months ended March 31, 2009 as compared to $155,000 for the first quarter 2008. Net income increased from $429,000 to $1.1 million for the three month period while the effective tax rate increased to 27.0% for the three months of 2009 from 26.5% for the three months of 2008 to reflect the overall tax rate expected to be in effect for 2009.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2009, loan originations totaled $31.2 million compared to $22.8 million during the first quarter of 2008. The purchases of mortgage-backed securities totaled $20.0 million during the first quarter of 2009 as compared to $21.0 million during the first quarter of 2008. The purchases of mortgage-backed securities were funded due to additional liquidity provided by increased deposits.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the first quarter of 2009 cash flows provided by the sale, principal payments and maturity of securities available for sale was $29.2 million compared to $15.8 million for the same period in 2008.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2009 the Company had outstanding commitments to originate loans of approximately $6.3 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $6.9 million at March 31, 2009.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $53.8 million at March 31, 2009 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of March 31, 2009 the total of cash, interest-earnings demand accounts and federal funds sold was $27.3 million.

At March 31, 2009, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                                                   To Be Well
                                                                                                               Capitalized Under
                                                                                          For Capital          Prompt Corrective
                                                                    Actual             Adequacy Purposes       Action Provisions
                                                           ----------------------   ----------------------   ----------------------
                                                             Amount       Ratio       Amount       Ratio       Amount       Ratio
                                                                                    (Dollars in thousands)
As of March 31, 2009:
   Total Capital
      (to Risk Weighted Assets)                            $   38,327       10.35%  $   29,619           8%  $   37,024          10%
   Tier I Capital
      (to Risk Weighted Assets)                            $   35,774        9.66%  $   14,810           4%  $   22,215           6%
   Tier I Capital
      (to Average Assets)                                  $   35,774        6.86%  $   20,858           4%  $   26,073           5%

                                                                                                                   To Be Well
                                                                                                               Capitalized Under
                                                                                          For Capital          Prompt Corrective
                                                                    Actual             Adequacy Purposes       Action Provisions
                                                           ----------------------   ----------------------   ----------------------
                                                             Amount       Ratio       Amount       Ratio       Amount       Ratio
                                                                                    (Dollars in thousands)
As of December 31, 2008:
   Total Capital
      (to Risk Weighted Assets)                            $   37,214       10.21%  $   29,165           8%  $   36,457          10%
   Tier I Capital
      (to Risk Weighted Assets)                            $   34,590        9.49%  $   14,582           4%  $   21,873           6%
   Tier I Capital
      (to Average Assets)                                  $   34,590        6.64%  $   20,837           4%  $   26,046           5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for  the  Three  Months  Ended March 31, 2009 and 2008 (unaudited)

(Annualized where appropriate)                               Three Months Ending
                                                                  March 31,
                                                               2009       2008
                                                             --------   --------
Performance Ratios:

   Return on average assets                                      0.82%     0.32%
   Return on average equity                                      8.07%     2.90%
   Net interest margin                                           3.56%     3.38%
   Efficiency Ratio                                             82.50%    90.63%
 Ratio of operating expense to average total assets              5.79%     5.42%
 Ratio of average interest-earning assets to average
   interest-bearing liabilities                                108.26%   110.81%

Asset Quality Ratios:

   Non-performing assets to total assets                         0.10%     0.09%
   Allowance for loan losses to non-performing loans           433.40%   577.78%
   Allowance for loan losses to loans receivable, net            0.86%     0.89%

Capital Ratios:

   Total stockholders' equity to total assets                    9.64%    10.83%
   Average equity to average assets                             10.12%    11.22%

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2009, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2008 Annual Report to Stockholders. There has been no material change in the Company's interest rate risk profile since December 31, 2008.

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

Item 1a     Risk Factors

      There has not been any material change in the risk factors disclosure from that contained in the Company's 2008 Form 10-K for the fiscal year ended December 31, 2008.

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

      There was no repurchase activity during the three months ended March 31, 2009. Our current repurchase plan of 250,000 was announced on February 13, 2008 and represents 3.2% of the common stock outstanding. The plan has no expiration date.

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

                                         ONEIDA FINANCIAL CORP.

Date: May 14, 2009                       By: /s/ Michael R. Kallet
                                         -------------------------------------
                                         Michael R. Kallet
                                         President and Chief Executive Officer

Date: May 14, 2009                       By: /s/ Eric E. Stickels
                                         -------------------------------------
                                         Eric E. Stickels
                                         Executive Vice President and Chief
                                         Financial Officer