Form 10-Q
period 2009-06-30
ONEIDA FINANCIAL CORP
filed 2009-08-14
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  --------------------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from----------------------------- to-----------------
                    Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Federal                                            16-1561678
-----------------------------                      -----------------------------
(State or other jurisdiction of                             (IRS Employer)
incorporation or organization)                        Identification Number)

                     182 Main Street, Oneida, New York 13421

                    (Address of Principal Executive Offices)
                ------------------------------------------------

                                 (315) 363-2000
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

[ ] Large accelerated filer   [ ] Accelerated filer [ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ___ No _X_

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes___ No _X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,790,352 shares of the Registrant's common stock outstanding as of August 1, 2009.

                             ONEIDA FINANCIAL CORP.
                                      INDEX

                                                                                    Page
                                                                                   -------
PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements                                                     1

             Consolidated Statements of Condition (unaudited)                         2
             As of June 30, 2009 and December 31, 2008

             Consolidated Statements of Operations (unaudited)                        3
             For the three and six months ended June 30, 2009 and 2008

             Consolidated Statements of Comprehensive Income (unaudited)              4
             For the three and six months ended June 30, 2009 and 2008

             Consolidated Statements of Changes in Stockholders' Equity (unaudited)   5
             For the three and six months ended June 30, 2009 and 2008

             Consolidated Statements of Cash Flows (unaudited)                        6
             For the three and six months ended June 30, 2009 and 2008

             Notes to Consolidated Financial Statements (unaudited)                   8

  Item 2.    Management's Discussion and Analysis of Financial Condition             25
             And Results of Operations

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk              34

  Item 4T.   Controls and Procedures                                                 34

PART II. OTHER INFORMATION                                                           35

  Item 1.    Legal Proceedings                                                       35

  Item 1a.   Risk Factors                                                            35

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds             35

  Item 3.    Defaults Upon Senior Securities                                         36

  Item 4.    Submission of Matters to a Vote of Security Holders                     36

  Item 5.    Other Information                                                       36

  Item 6.    Exhibits                                                                36

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2009 and December 31, 2008

                                                              (unaudited)
                                                               At June 30,     At December 31,
                                                                 2009                2008
                                                                 ----                ----
ASSETS                                                       (in thousands, except share data)
         Cash and due from banks                                 $  14,106         $  13,223
         Federal funds sold                                          7,037                71
                                                                -----------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                   21,143            13,294

         Trading securities                                          6,491             5,941
         Securities available for sale                             129,198           134,763
         Securities held to maturity (fair value $23,621)           23,774                --

         Mortgage loans held for sale                                1,031               741

         Loans receivable                                          294,407           304,376
         Allowance for loan losses                                  (2,624)           (2,624)
                                                                -----------------------------
   LOANS RECEIVABLE, NET                                           291,783           301,752

         Federal Home Loan Bank stock                                2,787             3,784
         Bank premises and equipment, net                           21,455            21,790
         Accrued interest receivable                                 2,432             2,659
         Other assets                                               17,064            15,323
         Bank owned life insurance                                  15,310            15,020
         Goodwill                                                   23,183            22,963
         Other intangible assets                                     1,862             2,100
         ------------------------------------------------------------------------------------
         TOTAL ASSETS                                            $ 557,513         $ 540,130
         ====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Interest bearing deposits                               $ 398,339         $ 364,911
         Non-interest bearing deposits                              62,186            60,787
         Borrowings                                                 32,000            52,825
         Notes payable                                                --                  12
         Other liabilities                                           9,367             6,766
                                                                -----------------------------
TOTAL LIABILITIES                                                  501,892           485,301
Oneida Financial Corp. stockholders' equity:
         Preferred stock, 1,000,000 shares authorized                   --                --
         Common stock ($.01 par value; 20,000,000
              shares authorized; 8,322,452 shares issued)               83                83
         Additional paid-in capital                                 19,308            19,221
         Retained earnings                                          42,937            41,585
         Accumulated other comprehensive (loss)                     (6,218)           (5,562)
         Treasury stock (at cost, 496,510
                                    and 533,106 shares)             (3,048)           (3,058)
                                                                -----------------------------
 Total Oneida Financial Corp. stockholders' equity                  53,062            52,269
         Noncontrolling interest                                     2,559             2,560
                                                                -----------------------------
TOTAL STOCKHOLDERS' EQUITY                                          55,621            54,829
         ------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                    $ 557,513         $ 540,130
         ====================================================================================

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA  FINANCIAL CORP. AND SUBSIDIARIES  CONSOLIDATED  STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)

                                                             Three Months Ended    Six Months Ended
                                                              June 30,  June 30,   June 30,  June 30,
                                                               2009      2008       2009      2008
                                                               ----      ----       ----      ----
                                                         (in thousands, except share and per share data)
INTEREST INCOME:
         Interest and fees on loans                         $ 4,410     $4,518    $  8,891     $ 9,223
         Interest on investment securities                    1,697      1,869       3,330       3,548
         Dividends on equity securities                         107        255         211         531
         Interest on federal funds sold and
              interest-earning deposits                          11         76          25         141
------------------------------------------------------------------------------------------------------
   Total interest and dividend income                         6,225      6,718      12,457      13,443
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
         Core deposits                                          563        582       1,084       1,215
         Time deposits                                          963      1,625       2,059       3,326
         Borrowings                                             408        643         964       1,309
         Notes payable                                           --          1          --           3
------------------------------------------------------------------------------------------------------
                  Total interest expense                      1,934      2,851       4,107       5,853
------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                           4,291      3,867       8,350       7,590
         Less: Provision for loan losses                        160        150         160         150
------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses        4,131      3,717       8,190       7,440
------------------------------------------------------------------------------------------------------
OTHER INCOME:
    Total other-than-temporary impairment losses             (1,624)        --      (1,624)         --
    Portion of loss recognized in OCI (before taxes)          1,170         --       1,170          --
    Net impairment losses                                      (454)        --        (454)         --
    Net gains on sale of securities, net                         --         22         238          18
      Changes in fair value of trading securities               998          5         569        (599)
      Commissions and fees on sales of
                   non-banking products                       3,906      3,373       8,055       6,873
         Other operating income                               1,095      1,101       2,503       2,226
------------------------------------------------------------------------------------------------------
   Total other income                                         5,545      4,501      10,911       8,518
------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
         Compensation and employee benefits                   4,994      4,715       9,981       9,295
         Occupancy expenses, net                              1,178      1,070       2,407       2,283
         Other operating expense                              2,037      1,548       3,720       2,911
------------------------------------------------------------------------------------------------------
   Total other expenses                                       8,209      7,333      16,108      14,489
------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    1,467        885       2,993       1,469
------------------------------------------------------------------------------------------------------
   Provision for income taxes                                   398        239         810         394
------------------------------------------------------------------------------------------------------
NET INCOME                                                  $ 1,069     $  646    $  2,183     $ 1,075
Less: net income attributable to noncontrolling interest         --         --          --          --
------------------------------------------------------------------------------------------------------

NET INCOME attributable
       to Oneida Financial Corp.                            $ 1,069     $  646    $  2,183     $ 1,075
======================================================================================================
EARNINGS PER SHARE - BASIC                                  $  0.14     $ 0.08    $   0.28     $  0.14
======================================================================================================
EARNINGS PER SHARE - DILUTED                                $  0.14     $ 0.08    $   0.28     $  0.14
======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months and Six Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)

                                                              Three Months Ended      Six Months Ended
                                                              June 30,  June 30,    June 30,     June 30,
                                                               2009      2008        2009          2008
                                                               ----      ----        ----          ----
   Net income                                                $ 1,069     $   646     $ 2,183     $ 1,075
                                                             -------     -------     -------     -------
   Other comprehensive income, net of tax:

   Net change in unrealized gains (losses):
     Other-than-temporary impaired securities
          Available for sale:
          Unrealized gains (losses) on securities
              arising during period                              633          --       1,320)         --
            Less: reclassification adjustment for
              losses included in net income                      454          --         454          --
                                                             -------     -------     -------     -------
                  Net unrealized gains (losses)                  179          --        (866)         --
                    Income tax effect                           (72)         --         346          --
                                                             -------     -------     -------     -------
                                                                 107          --        (520)         --
     Securities available for sale:
          Unrealized gains (losses) on securities
              arising during period                            2,357      (4,245)        (63)     (4,534)
            Less: reclassification adjustment for
              gains included in net income                        --         (22)       (238)        (18)
                                                             -------     -------     -------     -------
                  Net unrealized gains (losses)                2,357      (4,267)       (301)     (4,552)
                    Income tax effect                           (943)      1,707         120       1,821
                                                             -------     -------     -------     -------
                                                               1,414      (2,560)       (181)     (2,731)
                                                             -------     -------     -------     -------
   Unrealized holding gains (losses) on securities.
            net of tax                                         1,521      (2,560)       (701)     (2,731)
                                                             -------     -------     -------     -------
Change in unrealized loss on pension benefits                     37          42          74          84
                                                             -------     -------     -------     -------
Income tax effect                                                (14)        (17)        (29)        (34)
                                                             -------     -------     -------     -------
                                                                  23          25          45          50
                                                             -------     -------     -------     -------
   Other comprehensive gain (loss), net of tax                 1,544      (2,535)       (656)     (2,681)
   Comprehensive income (loss)                                 2,613      (1,889)      1,527      (1,606)
   Comprehensive income (loss) attributable to the
     Noncontrolling interest                                      --          --          --          --
                                                             -------     -------     -------     -------
   Comprehensive income (loss) attributable to
     Oneida Financial Corp.                                  $ 2,613     $(1,889)    $ 1,527     $(1,606)
                                                             =======     =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months and Six Months Ended June 30, 2009 (unaudited)

                                                                                     Accumulated
                                                              Additional               Other
                                               Common Stock    Paid-In    Retained  Comprehensive  Treasury Noncontrolling   Total
                                            Shares    Amount   Capital    Earnings       Loss        Stock     Interest
                                                                   (in thousands, except number of shares)
Balance as of December 31, 2008           8,322,452    $83     $19,221    $41,585     $(5,562)     $(3,058)    $2,560      $ 54,829
Net income                                                                  1,114                                             1,114
Other comprehensive loss,
     net of tax                                                                        (2,200)                               (2,200)
Shares earned under stock plans                                     38                                                           38
Common stock dividends: $0.24 per share                                      (831)                                             (831)
Treasury stock reissued                                                                                  9                        9
Tax benefit from stock plans                                        12                                                           12
                                          -----------------------------------------------------------------------------------------
Balance as of March 31, 2009              8,322,452    $83     $19,271    $41,868     $(7,762)     $(3,049)    $2,560      $ 52,971
Net income                                                                  1,069                                             1,069
Other comprehensive loss,
     net of tax                                                                         1,544                                 1,544
Shares earned under stock plans                                     38                                                           38
Common stock dividends: $0.24 per share                                                                                          --
Stock repurchased                                                                                                  (1)           (1)
Treasury stock reissued                                             (1)                                  1                       --
                                          -----------------------------------------------------------------------------------------
Balance as of June 30, 2009               8,322,452    $83     $19,308    $42,937     $(6,218)     $(3,048)    $2,559       $55,621
                                          =========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months and Six Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)

                                                                    Three Months Ended          Six Months Ended
                                                                    June 30,   June 30,       June 30,     June 30,
                                                                      2009       2008          2009          2008
                                                                      ----       ----          ----          ----
         Operating Activities:                                           (in thousands)
   Net income                                                     $  1,069     $    646     $ 2,183        $ 1,075
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    523          524       1,048          1,047
      Amortization of premiums/discounts on securities, net             76           25         116             50
      Net change in valuation of financial instruments carried
         at fair value                                                (998)          (5)       (569)           599
      Provision for loan losses                                        160          150         160            150
      Stock compensation earned                                         38           41          76             85
      Loss on sale of other real estate                                 --            6          --              6
      Net realized loss (gain) on sale of securities                   454          (22)        216            (18)
      Gain on sale of loans, net                                      (110)         (27)       (238)           (72)
      Income tax payable                                              (351)         (58)         58            108
      Accrued interest receivable                                     (232)        (262)        227            (22)
      Other assets                                                  (1,041)      (1,128)       (595)          (248)
      Other liabilities                                              2,671          (27)      2,663         (1,166)
      Origination of loans held for sale                           (19,496)      (4,852)    (37,396)        (6,741)
      Proceeds from sales of loans                                  19,271        5,012      37,344         10,029
------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                  2,034           23       5,293          4,882
------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                (19,859)      (4,177)    (34,580)       (17,180)
  Principal collected on and proceeds of maturities
      sales or calls from investments                                2,933       10,156      16,592         23,164
  Purchase of mortgage-backed securities                            (4,043)     (18,998)    (24,007)       (40,020)
  Principal collected on and proceeds from sales
     of mortgage-backed securities                                   6,804        3,918      22,306          6,671
  Net decrease (increase) in loans                                   3,172      (10,082)      9,760         (9,792)
 Purchase of bank premises and equipment                              (127)        (295)       (475)          (401)
  Proceeds from sale of other real estate                               --           69          --             69
  Purchase of insurance agency                                         (84)         (73)        (84)           (73)
  Purchase of employee benefits company                                 --           --        (136)          (129)
  Purchase of bank                                                      --           --          --             (8)
------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                    (11,204)     (19,482)    (10,624)       (37,699)
------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, super now and escrow                            20,850       22,741      37,946         21,737
  Net (decrease) increase in time deposits                          (5,864)     (16,904)     (3,119)         6,143
  Proceeds from borrowings                                              --       16,000          --         36,000
  Repayment of borrowings                                          (12,000)     (13,500)    (20,825)       (33,500)
  Cash dividends                                                        --           --        (831)          (831)
  Exercise of stock options (using treasury stock)                      --           --           9             --
------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                  2,986        8,337      13,180         29,549
------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                    (6,184)     (11,122)      7,849         (3,268)
  ----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                    27,327       24,315      13,294         16,461
  ----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $ 21,143     $ 13,193     $21,143        $13,193
==================================================================================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                               2,069        2,876       4,253          5,901
Cash paid for income taxes                                             750          451         750            451


Supplemental noncash disclosures:
Transfer of loans to other real estate                                  49           28          49            104
Adoption of fair value option:
  Securities transferred from available for sale to trading             --           --          --         16,187
  Deferred tax asset related to fair value adjustments                  --           --          --          1,255
==================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             ONEIDA FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2009
                         Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the "Company") and its wholly owned subsidiary, Oneida Savings Bank (the "Bank") as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

Amounts in the prior periods' consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

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

The Company adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (the "FSP") effective January 1, 2009. The FSP requires the use of the two-class method for computing earnings per share when stock compensation awards with non-forfeitable dividend rights are present. The effect of adopting this FSP has no effect on the basic and diluted earnings per share for the three months and six months ended June 30, 2008.

The factors used in the earnings per share computation are as follows for the three and six months ended June 30, 2009 and June 30, 2008:

                                                                       Three Months Ended            Six Months Ended
                                                                       June 30,   June 30,         June 30,     June 30,
                                                                         2009       2008            2009          2008
                                                                         ----       ----            ----          ----
Basic
     Distributed earnings allocated to common stock                   $   824,546   $  824,546   $   824,546     $  824,546
     Undistributed earnings allocated to common stock                     236,238     (188,302)    1,346,529        238,539
                                                                      -----------   ----------    ----------     ----------
     Net earnings allocated to common stock                           $ 1,060,784   $  636,244   $ 2,171,075     $1,063,085
                                                                      ===========   ==========   ===========     ==========
          Weighted average common shares outstanding
           including shares considered participating securities         7,792,672    7,771,140     7,783,556      7,771,124
           Less:  Average participating securities                        (28,800)     (44,400)      (28,800)       (44,400)
                                                                      -----------   ----------    ----------     ----------
     Weighted average shares                                            7,763,872    7,726,740     7,754,756      7,726,724
                                                                      ===========   ==========   ===========     ==========
Basic earnings per share                                              $      0.14   $     0.08   $      0.28     $     0.14
                                                                      ===========   ==========   ===========     ==========


Diluted
     Net earnings allocated to common stock                           $ 1,060,784   $  636,244   $ 2,171,075     $1,063,085
                                                                      ===========   ==========   ===========     ==========
          Weighted average common shares outstanding
           for basic earnings per common share                          7,763,872    7,726,740     7,754,756      7,726,724
           Add: Dilutive effects of assumed
           exercise of stock options                                       36,377       57,931        39,735         57,821
                                                                      -----------   ----------    ----------     ----------
     Weighted average shares and dilutive
      potential common shares                                           7,800,249    7,784,671     7,794,491      7,784,545
                                                                      -----------   ----------    ----------     ----------
Diluted earnings per common share                                     $      0.14   $     0.08   $      0.28     $     0.14
                                                                      ===========   ==========   ===========     ==========

Stock options for 81,013 and 51,362 shares of common stock were not considered in computing diluted earnings per common share for the three months ending June 30, 2009 and June 30, 2008 respectively because they were antidilutive. For the six months ending June 30, 2009 and June 30, 2008, stock options for 81,013 and 51,362 shares, respectively, were not considered. Dividends of $6,912 and $10,944 as of June 30, 2009 and 2008 respectively were paid on unvested shares with non-forfeitable dividend rights, none of which was included in net income as compensation expense because all the awards are expected to vest.

Note C - Stock-Based Compensation

The Company's 2000 Stock Option Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 374,568 shares of common stock. The exercise price of options granted is equal to the market value of the Company's shares at the date of grant. All options granted expire by April 2010 and options vest and become exercisable ratably over a five-year period. The plan also has a reload feature which entitles the option holder, who has delivered common stock as payment of the exercise price for option stock, to a new option to acquire additional shares in the amount equal to the shares traded in. The option period during which the reload option may be exercised expires at the same time as that of the original option that the holder has exercised. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. There were 9,243 shares available for future grants under the plan described above as of June 30, 2009 and 2008.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historic volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

                                              2009            2008
                                              ----            ----
Risk-free interest rate                       0.50%           N/A
Expected stock price volatility              62.09%           N/A
Expected dividend rate                        3.00%           N/A
Expected life                               0.94 years        N/A

Information related to the stock option plan during each year follows:

                                                      2009          2008
                                                    -------         ----
Intrinsic value of options exercised                $397,285        N/A
Cash received from option exercises                 $  8,411        N/A
Tax benefit realized from option exercises                --        N/A
Weighted average fair value of options granted         1.788        N/A

As of June 30, 2009, there was no unrecognized compensation cost for this plan as all shares are vested under the terms of the plan. New grants are for the reload option feature which are expensed at the date of grant.

Activity in the plan for 2009 was as follows:

                                                            Range of
                                                ------------------------------  Weighted Average
                                                            Option Exercise     Exercise Price
                                                Options         Price           for Options           Intrinsic
                                              Outstanding     Per Share         Outstanding           Value
                                              -------------------------------------------------------------
Outstanding at December 31, 2008                 168,967     $4.722 - $18.167   $ 7.707              $315,434
Granted                                           25,186          $11.25
Exercised                                        (61,782)         $4.722
Forfeited                                             --
                                                 -------
Outstanding at June 30, 2009                      132,371    $4.722 - $18.167   $ 9.744              $232,549
                    === ====                     =======

At June 30, 2009, the weighted average information for outstanding and exercisable shares is as follows:

                              Shares outstanding and Exercisable
                  ----------------------------------------------------------
                  Range of                         Average           Average
                  Exercise                         Exercise      Remaining Life
                  Prices                Shares     Price            (Years)
                  ----------------------------------------------------------
                  $3.63 - $5.45         51,358      $4.722          0.82
                  $9.09 - $10.90         4,465      $9.419          0.82
                  $10.91 - $12.72       40,957     $11.532          0.82
                  $12.73 - $14.53       18,689     $14.000          0.82
                  $14.54 - $16.35        6,600     $14.794          0.82
                  $16.36 - $18.17       10,302     $17.247          0.82
                                        ------     -------          ----
                      Total            132,371     $ 9.774          0.82
                                       =======     =======          ====

The Management Recognition and Retention Plans provide for the issuance of shares of restricted stock to directors, officers and key employees. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is recognized ratably over the five year vesting period for shares of restricted stock granted that will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans was $38,208 and $41,413 for the three months ended June 30, 2009 and 2008 respectively and $76,416 and $85,114 for the six month period ending June 30, 2009 and 2008, respectively. Shares unallocated under the plans available for future awards were 15,286 and 12,886 at June 30, 2009 and June 30, 2008 respectively. At June 30, 2009 and December 31, 2008, there were nonvested shares of 28,800 with unrecognized compensation cost of $396,344 and $500,216 respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.18% of the outstanding shares as of June 30, 2009 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.

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

Net pension and postretirement cost, which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                              Three Months Ended      Six Months Ended
                                                             June 30,   June 30,   June 30,     June 30,
                                                               2009       2008      2009          2008
                                                               ----       ----      ----          ----
Service cost                                                 $   --   $     --   $    --      $     --
Interest cost                                                41,000     55,000     82,000       110,000
Expected return on plan assets                              (49,000)   (72,000)   (98,000)     (144,000)
Net amortization and deferral                                37,000     42,000     74,000        84,000
                                                            -------   --------   --------     ---------
         Net periodic pension cost                          $29,000   $ 25,000   $ 58,000     $  50,000

Net gain                                                    (22,200)   (25,200)   (44,400)      (50,400)
Prior service cost                                               --         --         --            --
                                                           --------   --------   --------       -------
         Total recognized in other comprehensive income     (22,200)   (25,200)   (44,400)      (50,400)
                                                           ========   ========   ========       =======

Total recognized in net periodic benefit cost and
         Other comprehensive income                        $  6,800   $   (200)  $ 13,600      $   (400)
                                                           ========   ========   ========       =======

Weighted-average assumptions as of December 31:                2009                 2008
                                                               ----                 ----
         Discount rate                                        5.390%                5.465%
         Expected return on plan assets                       7.500%                7.500%

As of June 30, 2009, contributions to the pension for 2009 plan totaled $50,000. The Bank anticipates contributing $200,000 in 2009 to fund its pension plan.

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

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:

                                                               Three Months Ended          Six Months Ended
                                                             June 30,      June 30,     June 30,      June 30,
                                                              2009          2008          2009          2008
                                                              ----          ----          ----          ----
Service cost                                               $  6,500      $  6,800      $ 13,000     $  13,600
Interest cost                                                34,000        33,700        68,000        67,400
Expected return on plan assets                              (34,500)      (52,000)      (69,000)     (104,000)
Net amortization and deferral                                14,000            --        28,000            --
                                                           --------      --------      --------     ---------
         Net periodic pension cost (benefit)               $ 20,000      $(11,500)     $ 40,000     $ (23,000)

Net loss                                                         --            --            --            --
Prior service cost                                               --            --            --
                                                           --------      --------      --------     ---------

         Total recognized in other comprehensive income          --            --            --
                                                           --------      --------      --------     ---------

Total recognized in net periodic benefit cost and
         Other comprehensive income                        $ 20,000      $(11,500)     $ 40,000     $ (23,000)
                                                           ========      ========      ========     =========

Weighted-average assumptions as of December 31:                2009         2008
-----------------------------------------------                ----         ----
         Discount rate                                         6.25%        6.25%
         Expected return on plan assets                        7.50%        7.50%


As of June 30, 2009, there were no contributions to the plan. The Bank does not anticipate contributing in 2009 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

The amortized cost, gross unrealized gains and losses and approximate fair value of available for sale securities at June 30, 2009 and December 31, 2008 are as follows:

                                                              June 30, 2009
                                         ------------------------------------------------------------------
                                               Amortized           Gross Unrealized                   Fair
                                                Cost             Gains          Losses                Value
                                         ------------------------------------------------------------------
Available for sale portfolio:                           (in thousands)
Debt securities:
    U. S. Agencies                        $       14,790   $          115   $          102   $       14,803
    Corporate                                     16,728               34            1,845           14,917
    Trust preferred securities                    11,286               --            5,086            6,200
    State and municipals                          20,926              311              300           20,937
                                          --------------   --------------   --------------   --------------
                                                  63,730              460            7,333           56,857
                                          --------------   --------------   --------------   --------------
Residential mortgage-backed securities:
    Fannie Mae                                    20,321              503               15           20,809
    Freddie Mac                                   19,390              487                1           19,876
    Ginnie Mae                                    24,529              533               59           25,003
    Small Business Administration                     12               --               --               12
    Collateralized Mortgage Obligations            7,715                3            1,077            6,641
                                          --------------   --------------   --------------   --------------
                                                  71,967            1,526            1,152           72,341
                                          --------------   --------------   --------------   --------------
    Total available for sale              $      135,697   $        1,986   $        8,485   $      129,198
                                          ==============   ==============   ==============   ==============

                                                             December 31, 2008
                                         ------------------------------------------------------------------
                                             Amortized               Gross Unrealized                 Fair
                                               Cost              Gains            Losses              Value
                                         ------------------------------------------------------------------
  Available for sale portfolio:                                     (in thousands)
Debt securities:
    U. S. Agencies                        $       21,002   $          216   $           13   $       21,205
    Corporate                                     16,051               --            3,378           12,673
    Trust preferred securities                    11,750               --            2,542            9,208
    State and municipals                          17,274              223              150           17,347
                                          --------------   --------------   --------------   --------------
                                                  66,077              439            6,083           60,433
                                          --------------   --------------   --------------   --------------
Residential mortgage-backed securities
    Fannie Mae                                    19,640              283               83           19,840
    Freddie Mac                                   22,858              416               83           23,191
    Ginnie Mae                                    23,938              533               24           24,447
    Small Business Administration                     13               --               --               13
    Collateralized Mortgage Obligations            7,569               --              730            6,839
                                          --------------   --------------   --------------   --------------
                                                  74,018            1,232              920           74,330
                                          --------------   --------------   --------------   --------------
    Total available for sale              $      140,095   $        1,671   $        7,003   $      134,763
                                          ==============   ==============   ==============   ==============

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                              June 30, 2009
                                         ------------------------------------------------------------------
                                             Amortized               Gross Unrealized                  Fair
                                               Cost             Gains             Losses              Value
                                         -----------------------------------------------------------------
Debt securities:
    U. S. Agencies                       $       11,992   $           --   $           98   $       11,894
    State and municipals                          7,866               --               35            7,831
                                         --------------   --------------   --------------   --------------
                                                 19,858               --              133           19,725
                                         --------------   --------------   --------------   --------------
Residential mortgage-backed securities
    Ginnie Mae                                    2,989               --                6            2,983
    Small Business Administration                   927               --               14              913
                                         --------------   --------------   --------------   --------------
                                                  3,916               --               20            3,896
                                         --------------   --------------   --------------   --------------
    Total held to maturity               $       23,774   $           --   $          153   $       23,621
                                         ==============   ==============   ==============   ==============

There were no held to maturity securities at December 31, 2008. As of June 30, 2009 and December 31, 2008, mortgage-backed securities were comprised of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are supported by the full faith and credit of the United States Government. The collateralized mortgage obligations are non-agency issued obligations.

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2009                              Less than 12 Months          More than 12 Months           Total
                                          Fair         Unrealized      Fair      Unrealized     Fair       Unrealized
Description of Securities                Value            Loss         Value        Loss        Value         Loss
---------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
U.S. Agency                              $    7,275   $      101   $      141   $        1   $    7,416   $      102
Corporate                                       947          103        8,888        1,742        9,835        1,845
Trust preferred securities                       --           --        6,200        5,086        6,200        5,086
State and municipals                          3,225           94        2,861          206        6,086          300
Fannie Mae                                    1,956           13          243            2        2,199           15
Freddie Mac                                     392            1           --           --          392            1
Ginnie Mae                                    4,544           59           --           --        4,544           59
Collateralized mortgage obligations             944            7        3,971        1,070        4,915        1,077
                                         ----------   ----------   ----------   ----------   ----------   ----------

Total securities available for sale in
     an unrealized loss position         $   19,283   $      378   $   22,304   $    8,107   $   41,587   $    8,485
                                         ==========   ==========   ==========   ==========   ==========   ==========

U.S. Agency                              $    3,901   $       98   $       --   $       --   $    3,901   $       98
State and municipals                          2,625           35           --           --        2,625           35
Ginnie Mae                                      922            6           --           --          922            6
Small business administration                   913           14           --           --          913           14
                                         ----------   ----------   ----------   ----------   ----------   ----------
Total securities held to maturity in
     an unrealized loss position         $    8,361   $      153   $       --   $       --   $    8,361   $      153
                                         ==========   ==========   ==========   ==========   ==========   ==========

December 31, 2008                           Less than 12 Months        More than 12 Months             Total
                                          Fair         Unrealized     Fair      Unrealized       Fair      Unrealized
Description of Securities                Value            Loss        Value         Loss         Value          Loss
---------------------------------------------------------------------------------------------------------------------
                                                                 (In thousands)
U.S. Agency                              $    1,589   $       13   $       --   $       --   $    1,589   $       13
Corporate                                     5,248          414        4,025        2,964        9,273        3,378
Trust preferred securities                    1,955          262        7,253        2,280        9,208        2,542
State and municipals                          4,347          150           --           --        4,347          150
Fannie Mae                                    4,482           61        1,192           22        5,674           83
Freddie Mac                                   3,919           80          120            3        4,039           83
Ginnie Mae                                    1,116           24           --           --        1,116           24
Small Business Administration                    13           --           --           --           13           --
Collateralized mortgage obligations           6,838          730            1           --        6,839          730
                                         ----------   ----------   ----------   ----------   ----------   ----------
Total securities available for sale in
     an unrealized loss position         $   29,507   $    1,734   $   12,591   $    5,269   $   42,098   $    7,003
                                         ==========   ==========   ==========   ==========   ==========   ==========

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantees the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are government sponsored enterprises that were placed under the conservatorship of the U.S. Government on September 7, 2008. Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

At June 30, 2009, of the 18 U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position in our available for sale portfolio, 2 were in a continuous unrealized loss position for 12 months or more. The unrealized losses at June 30, 2009 were primarily due to the changes in interest rates and continued illiquidity and uncertainty in the market. We do not consider these securities other than temporarily impaired due to the guarantee provided as to the full payment of principal and interest and the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity.

Non-Agency Collateralized mortgage obligations.

All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan to value ratio, credit scores, property type, location and the level of credit enhancement. Current characteristics of each security are reviewed regularly by management. If the level of credit loss coverage is sufficient, it indicates that we will receive all of the originally scheduled cash flows.

At June 30, 2009, of the 5 non-agency collateralized mortgage obligations in an unrealized loss position, 4 were in a continuous unrealized loss position of 12 months or more. We have assessed these securities in an unrealized loss position at June 30, 2009 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer, and the delinquency or default rates of the underlying collateral. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity. It is possible that the underlying loan collateral on these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses.

Corporate Debt and Municipal Securities

At June 30, 2009, of the 26 corporate debt and municipal securities in an unrealized loss position, 8 were in a continuous unrealized loss position of 12 months or more. We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities' amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings. In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity. Included in the 8 securities whose unrealized loss position exceeds 12 months was a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. This is a variable rate note based on the three month Treasury bill whose unrealized was $375,000 and $1.1 million at June 30, 2009 and December 31, 2008 respectively. In addition, also included was a $2.5 million SLMA bond, maturing May 1, 2012 which is rated investment grade. This is a variable rate note based on the consumer price index. The unrealized loss at June 30, 2009 and December 31, 2008 was $762,000 and $875,000.

Trust preferred securities

The Company currently has $6.2 million invested in nine different trust preferred securities as of June 30, 2009 whose unrealized loss has been in a continuous loss position exceeding 12 months or more. Of the $6.2 million, $2.3 million have variable rates of interest. The unrealized loss at June 30, 2009 and December 31, 2008 on the nine securities totaled $5.1 million and $2.5 million respectively. All of the securities are rated below investment grade as of June 30, 2009. Through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, default probabilities and anticipated losses given the default assumptions and stress tests performed on these securities, two of the trust preferred securities have been considered other-than-temporarily impaired as of June 30, 2009.

The significant inputs utilized in the cash flow analysis are as follows:

                                          Significant inputs at June 30, 2009
                                          -----------------------------------

Annual prepayment                           0% Annually, 100% at maturity
Projected specific defaults/deferrals             15.90%  -  37.35%

Projected severity of loss on specific
     defaults/deferrals                                 85% - 100%
Projected additional defaults:
          QTR 2 - 2009                                  4% (not annualized)
          QTR 3 - 2009                                  3% (not annualized)
          QTR 4 - 2009                                  2% (not annualized)
          QTR 1 - 2010                                  1% (not annualized)
          Thereafter                                    0.50% applied annually
Projected severity of loss on additional defaults       85% - 100%
Present value discount rates                            2.91% - 9.66%

Based on the assumptions utilized, an other than temporary impairment charge of $454,000 was recorded in the second quarter of 2009. It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair value for these securities in the future would include, but not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended June 30, 2009 is as follows (in thousands):

Balance  of  credit   losses  on  debt   securities   for  which  a  portion  of
      other-than-temporary  impairment  was  recognized  in other  comprehensive income,  beginning  of period (as  measured  effective  April 1, 2009 upon
      adoption of FSP FAS 115-2 and FAS 124-2                                          $   --

Additional  credit  loss  for  which  other-than-temporary  impairment  was  not
      previously recognized                                                               454

Balance  of  credit   losses  on  debt   securities   for  which  a  portion  of
      other-than-temporary  impairment  was  recognized  in other  comprehensive
      income, end of period                                                             $ 454
                                                                                        =====

Scheduled contractual maturities of our investment securities at June 30, 2009 are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                               Available for Sale                Held to Maturity
                                          ----------------------------   ---------------------------
                                             Amortized        Fair         Amortized          Fair
                                               Cost           Value           Cost            Value
                                               ----           -----           ----            -----
Debt securities:
     Within one year                       $      2,574   $      2,584   $         --   $         --
     After one year through five years           17,013         15,824          5,160          5,160
     After five years through ten years          24,235         24,035         10,744         10,623
     After ten years                             19,908         14,414          3,954          3,942
                                           ------------   ------------   ------------  -------------
                   Total debt securities         63,730         56,857         19,858         19,725
      Mortgage-backed securities                 71,967         72,341          3,916          3,896
                                           ------------   ------------   ------------  -------------
                     Total                 $    135,697   $    129,198   $     23,774   $     23,621
                                           ============   ============   ============   ============

Sales and write-downs of available for sale securities were as follows for the six months ended:

                                 June 30, 2009   June 30, 2008
                                 -------------   -------------
 Proceeds                         $ 10,886,797   $  6,246,831
 Gross Gains                      $    237,649   $     70,058
 Gross Losses                     $    453,626   $     52,002

Note G - Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At June 30, 2009 the allowance for loan losses as a percentage of net loans receivable was 0.90% as compared to 0.87% at December 31, 2008.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

                                        Three Months Ended                  Six Months Ended
                                     June 30,         June 30,          June 30,        June 30,
                                       2009             2008              2009            2008
                                       ----             ----              ----            ----
                                                         (In thousands)
Balance at beginning of period:   $      2,554    $      2,496    $      2,624    $      2,511
     Charge-offs                          (120)           (143)           (261)           (188)
     Recoveries                             30              25             101              55
     Provision for loan losses             160             150             160             150
                                  ------------    ------------    ------------    ------------
     Balance at end of period     $      2,624    $      2,528    $      2,624    $      2,528
                                  ============    ============    ============    ============

There were no impaired loans as of June 30, 2009 or December 31, 2008.

Note H - Segment Information

The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its benefit consulting activities and risk management activities. For the three months and six months ended June 30, 2009 and 2008, the Bank's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank's benefit consulting activities consisted of those conducted through its wholly owned subsidiary, Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary, Workplace
Health Solutions Inc. which was formed in February 2008. Information about the Bank's segments is presented in the following table for the periods indicated:

                                                             Three Months Ended June 30, 2009
                                         -------------------------------------------------------------------------
                                                                       Benefit            Risk
                                           Banking       Insurance    Consulting       Management
                                         Activities      Activities   Activities       Activities           Total
                                                                  (In thousands)
Net interest income                      $      4,291   $         --   $         --   $         --    $      4,291
Provision for loan losses                         160             --             --             --             160
                                         ------------   ------------   ------------   ------------    ------------
  Net interest income after provision
         for loan losses                        4,131             --             --             --           4,131
Other income                                    1,639          2,119          1,647            140           5,545
Other expenses                                  4,331          2,061          1,113            181           7,686
Depreciation and amortization                     427             57             38              1             523
                                         ------------   ------------   ------------   ------------    ------------
     Income (loss) before income taxes          1,012              1            496            (42)          1,467

Income tax (benefit) expense                      175              2             238            (17)            398
                                         ------------   ------------    ------------   ------------    ------------
         Net income (loss)               $        837   $         (1)   $        258   $        (25)   $      1,069
                                         ============   ============    ============   ============    ============

Total Assets                             $    539,422   $     17,277    $      4,522   $         86    $    561,307
                                         ============   ============    ============   ============    ============

                                                            Three Months Ended June 30, 2008
                                         --------------------------------------------------------------------------
                                                                          Benefit         Risk
                                           Banking      Insurance       Consulting     Management
                                         Activities     Activities        Activities   Activities          Total
                                                                  (In thousands)
Net interest income                      $      3,867   $         --    $         --   $         --    $      3,867
Provision for loan losses                         150             --              --             --             150
                                         ------------   ------------    ------------   ------------    ------------
  Net interest income after provision
         for loan losses                        3,717             --              --             --           3,717

Other income                                    1,128          2,006           1,354             13           4,501
Other expenses                                  3,715          1,957           1,040             97           6,809
Depreciation and amortization                     414             64              46             --             524
                                         ------------   ------------    ------------   ------------    ------------
     Income (loss) before income taxes            716            (15)            268            (84)            885
Income tax (benefit) expense                      143             --             128            (32)            239
                                         ------------   ------------    ------------   ------------    ------------
         Net income (loss)               $        573   $        (15)   $        140   $        (52)   $        646
                                         ============   ============    ============   ============    ============

Total Assets                             $    532,584   $     19,075    $      4,654   $         10    $    556,323
                                         ============   ============    ============   ============    ============

                                                                 Six Months Ended June 30, 2009
                                         -------------------------------------------------------------------------
                                                                         Benefit         Risk
                                         Banking           Insurance    Consulting    Management
                                         Activities       Activities    Activities    Activities            Total
                                                                   (In thousands)
Net interest income                      $      8,350   $         --   $         --   $         --         $ 8,350
Provision for loan losses                         160             --             --             --             160
                                         ------------   ------------   ------------   ------------    ------------
  Net interest income after provision
         for loan losses                        8,190             --             --             --           8,190
Other income                                    2,856          5,148          2,707            200          10,911
Other expenses                                  8,284          4,235          2,219            322          15,060
Depreciation and amortization                     856            115             76              1           1,048
                                         ------------   ------------   ------------   ------------    ------------
     Income (loss) before income taxes          1,906            798            412           (123)          2,993
Income tax (benefit) expense                      324            335            198            (47)            810
                                         ------------   ------------   ------------   ------------    ------------
         Net income (loss)               $      1,582   $        463   $        214   $        (76)   $      2,183
                                         ============   ============    ============   ============    ===========

Total Assets                             $    539,422   $     17,277   $      4,522   $         86    $    561,307
                                         ============   ============    ============   ============    ===========

                                                                  Six Months Ended June 30, 2008
                                         -------------------------------------------------------------------------
                                                                        Benefit           Risk
                                           Banking      Insurance     Consulting       Management
                                           Activities     Activities  Activities       Activities       Total
                                                                    (In thousands)
Net interest income                      $      7,590   $         --   $         --   $         --   $      7,590
Provision for loan losses                         150             --             --             --            150
                                         ------------   ------------   ------------   ------------   ------------


Net interest income after provision
         for loan losses                        7,440             --             --             --           7,440
Other income                                    1,645          4,342          2,518             13           8,518
Other expenses                                  7,385          3,900          2,007            150          13,442
Depreciation and amortization                     828            127             92             --           1,047
                                         ------------   ------------   ------------   ------------    ------------
     Income (loss) before income taxes            872            315            419           (137)          1,469
Income tax (benefit) expense                       86            159            201            (52)            394
                                         ------------   ------------   ------------   ------------    ------------
         Net income (loss)               $        786   $        156   $        218   $        (85)   $      1,075
                                         ============   ============   ============   ============    ============

Total Assets                             $    532,584   $     19,075   $      4,654   $         10    $    556,323
                                         ============   ============   ============   ============    ============


The following represents a reconciliation of the Company's reported segment assets to consolidated assets as of June 30:

                   Assets                      2009                 2008
                                               ----                 ----
                                                     (In thousands)
Total assets for reportable segments        $    561,307    $    556,323
Elimination of intercompany cash balances         (3,794)         (7,207)
                                            ------------    ------------

Consolidated Total                          $    557,513    $    549,116
                                            ============    ============

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

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets but separate from the parent's equity. FAS No.160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard resulted in a reclassification of $2.6 million from other liabilities to equity as of December 31, 2008. The noncontrolling interest represents the preferred shareholder minority interest in Oneida Preferred Funding Corp, a real estate investment trust.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an asset or liabilities' fair value. Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indictor of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2; "Recognition and Presentation of Other-Than-Temporary Impairments," which is intended to provide greater clarity to investors about the credit and noncredit component of an other than temporary impairment charge ("OTTI") and to more effectively communicate when an OTTI event has occurred. This FSP applies to debt securities and requires that the total OTTI be presented in the consolidated statement of income with an offset for the amount of impairment that is the noncredit component recognized in other comprehensive income. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that it does not have the intent to sell the security or it is more likely than not that it will not have to sell the security prior to its anticipated recovery. Also in accordance with FSP FAS 115-2 and 124-2, prior periods' noncredit component other than temporary impairment charges are reclassified as additions to retained earnings and reductions in accumulated other comprehensive income. Effective for our interim financial statements as of June 30, 2009, the implementation of this guidance did not have a material impact on our Consolidated Financial Statements. As a result of implementing FSP FAS 115-2 and FAS 124-2, the amount of other-than-temporary impairment recognized in income for the three months ended June 30, 2009 was $454,000. Had the standard not been issued, the amount of other-than-temporary impairment that would have been recognized in income for the period would have been $1.6 million.

In May 2009, the FASB released SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events and transactions that occurred after the balance sheet date. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets -- an Amendment of FASB Statement No. 140," Statement 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." Statement 167 is a revision of FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. SFAS No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009.The Company does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

SFAS No. 168, The FASE Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162, replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principle, and establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All nongrandfathered non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. SFAS No. 168 will be effective for the Company's financial statements for period ending after September 15, 2009. SFAS No. 168 is not expected to have a significant impact on the Company's financial statements.

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

Fair Value Option

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the six months ended June 30:

                             Changes in Fair Values for the Period ended June 30, 2009, for items
                             Measured at Fair Value Pursuant to Election of the Fair Value Option
                             --------------------------------------------------------------------
                                                                                 Total Changes In
                             Other                                               Fair Values Included
                             Gains and        Interest          Interest         in Current Period
                             Losses           Income            Expense                Earnings
                             --------------------------------------------------------------------
                                                       (In thousands)
Assets:
         Trading securities  $549                 20                --                     $569

                             Changes in Fair Values for the Period ended June 30, 2008, for items
                             Measured at Fair Value Pursuant to Election of the Fair Value Option
                             --------------------------------------------------------------------
                                                                                 Total Changes In
                             Other                                               Fair Values Included
                             Gains and        Interest          Interest         in Current Period
                             Losses           Income            Expense                Earnings
                             --------------------------------------------------------------------
                                                       (In thousands)
Assets:
         Trading securities  $599                  --                --                    $599

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

      Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities (Level 2inputs) or unobservable inputs that represents assumptions such as financial forecasts or projected earnings (Level 3)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

      Loans held-for-sale: The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

      Mortgage Servicing Rights: The fair value of our MSRs was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, we determine the fair value of our MSRs using a projected cash flow model that considers loan type, loan rate and maturity, discount rate assumptions, estimated fee income and cost to service, and estimated prepayment speeds. During the three and six months ended June 30, 2009, we recorded a $11,000 as a result of adjusting the carrying value and estimated fair value of our MSRs to $489,000.

      Real Estate Owned: The fair value of our real estate owned was estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party.

      Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

                                                     Fair Value Measurements at June 30, 2009 Using
                                                     ----------------------------------------------
                                                                              Significant
                                                     Quoted Prices in         Other          Significant
                                                     Active Markets for       Observable     Unobservable
                                                     Identical Assets         Inputs         Inputs
Assets:                             June 30, 2009     (Level 1)               (Level 2)      (Level 3)
                                    -------------------------------------------------------------------
                                                              (In thousands)
Trading securities:
     Common and preferred equity    $    6,491              --               $   4,411          $  2,080
Available for sale securities:
      U.S. Agency                       14,803              --                  14,803                --
     Corporate                          14,917              --                  12,692             2,225
     Collateralized debt obligations     6,200              --                      --             6,200
     State and municipals               20,937              --                  20,937                --
     Residential mortgage-backed
          securities                    72,341              --                  72,341                --
                                    --------------------------------------------------------------------
              Total                 $  135,689              --               $ 125,184          $ 10,505
                                    ====================================================================


                                                     Fair Value Measurements at December 31, 2008 Using
                                                     --------------------------------------------------
                                                                              Significant
                                                       Quoted Prices in          Other       Significant
                                                       Active Markets for     Observable    Unobservable
                                                       Identical Assets          Inputs        Inputs
Assets:                             December 31, 2008     (Level 1)            (Level 2)      (Level 3)
                                    -------------------------------------------------------------------
                                                              (In thousands)
Trading securities:
     Common and preferred equity    $   5,941             --                $    3,921          $  2,020
Available for sale securities:
     U.S. Agency                       21,205             --                    21,205                --
     Corporate                         12,673             --                    11,173             1,500
     Collateralized debt obligations    9,208             --                        --             9,208
     State and municipals              17,347             --                    17,347                --
     Residential mortgage-backed
            securities                 74,330             --                    73,562               768
                                    --------------------------------------------------------------------
              Total                 $ 140,704             --                $  127,208          $ 13,496
                                    ====================================================================

The Level 3 assets include trust preferred securities, corporate debt and equity securities and a private collateral mortgage obligation. The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2009. There were no sales of Level 3 assets during the six months ended June 30, 2009 and 2008.

                                                                    Fair Value Measurements Using Significant
                                                                                Unobservable Inputs
                                                                                (Level 3)
                                                              ------------------------------------------------
                                                                                         Residential
                                                                         Collateralized   Mortgage
                                                   Trading                   Debt         -backed
                                                   Securities Corporate   Obligations     Securities    Total
                                                   -----------------------------------------------------------
                                                                          (In thousands)
Beginning balance January 1, 2009                  $  2,020    $  1,500   $  9,208    $    768        $ 13,496
Total gains or losses (realized/unrealized)
  Included in earnings
         Interest income (losses) on securities         (10)         --         (5)         --             (15)
         Other changes in fair value                     70          --         --          --              70
 Included in other comprehensive income (losses)         --         631     (3,624)       (191)         (3,184)
                                                   -----------------------------------------------------------
Ending balance March 31, 2009                      $  2,080       2,131   $  5,579    $    577        $ 10,367
Total gains or losses (realized/unrealized)
  Included in earnings
         Interest income (losses) on securities         (10)         --         (4)          7              (7)
         Other changes in fair value                     10          --       (454)         --            (444)

 Included in other comprehensive income (losses)         --          94      1,079         416           1,589
Transfers out of Level 3                                 --          --         --      (1,000)         (1,000)
                                                   -----------------------------------------------------------
Ending balance June 30, 2009                       $  2,080    $  2,225   $  6,200    $     --        $ 10,505
                                                   ===========================================================

                                                                   Fair Value Measurements Using Significant
                                                                            Unobservable Inputs
                                                                                   (Level 3)
                                                              ----------------------------------------------
                                                                                  Collateralized
                                                     Trading                         Debt
                                                     Securities      Corporate     Obligations       Total
                                                   ---------------------------------------------------------
                                                                                (In thousands)
Beginning balance January 1, 2008                   $     1,996    $     2,360    $     8,045    $    12,401
Total gains or losses (realized/unrealized)
  Included in earnings
         Interest income on securities                      (10)            --             (6)           (16)
         Other changes in fair value                       (158)            --             --
                                                                                                        (158)
 Included in other comprehensive income                      --           (576)          (509)        (1,085)
                                                   ---------------------------------------------------------
Ending balance March 31, 2008                       $     1,828    $     1,784    $     7,530    $    11,142
Total gains or losses (realized/unrealized)
  Included in earnings
         Interest income on securities                      (10)            --             (6)           (16)
         Other changes in fair value                        229             --             --            229
 Included in other comprehensive income                      --           (134)          (672)          (806)
                                                   ---------------------------------------------------------
Ending balance June 30, 2008                        $     2,047    $     1,650    $     6,852    $    10,549
                                                   =========================================================


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

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 were as follows:

                                                           June 30, 2009                      December 31, 2008
                                                     -------------------------        ---------------------------
                                                    Carrying          Estimated       Carrying         Estimated
                                                    Amount            Fair Value      Amount           Fair Value
                                                    ------            ----------      ------           ----------
                                                                      (in thousands)
Financial assets:
     Cash and cash equivalents                     $   21,143     $   21,143             $   13,294   $   13,294
     Trading securities                                 6,491          6,491                  5,941        5,941
     Investment securities, available for sale        129,198        129,198                134,763      134,763
     Investment securities, held to maturity           23,774         23,621                    N/A          N/A
     Loans receivable, net                            291,783        294,776                301,752      317,625
     Federal Home Loan Bank stock                       2,787            N/A                  3,784          N/A
     Accrued interest receivable                        2,431          2,431                  2,659        2,659

Financial liabilities:
     Deposits                                      $  460,525     $  457,851             $  425,698   $  421,101
     Federal Home Loan Bank advances                   32,000         32,314                 52,825       52,788
     Notes payable                                         --             --                     12           12
     Accrued interest payable                             151            151                    332          332

Our fair value estimates are based on our existing on and off balance sheet financial instruments without attempting to estimate the value of any anticipated future business. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on our fair value estimates and have not been considered in these Our fair value estimates are made as of the dates indicated, based on relevant market information and information about the financial instruments, including our judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in our assumptions could significantly affect the estimates. Our fair value estimates, methods, and assumptions are set forth below for each type of financial instrument.

Cash and Cash Equivalents

The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

Investment Securities

We carry our investment securities held to maturity at cost and we carry our investment securities available for sale at fair value. The fair value estimates of these securities are primarily based on quoted market prices of identical assets or liabilities, where available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information.

Loans and Leases

Variable-rate loans reprice as the associated rate index changes. Therefore, the carrying value of these loans approximate fair value. The fair value of our fixed-rate loans were calculated by discounting scheduled cash flows through the estimated maturity using credit adjusted quarter-end origination rates. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.

FHLB Stock

It is not practicable to estimate the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued Interest Receivable

The carrying value of accrued interest receivable approximates fair value.

Deposits

The fair value of our deposits with no stated maturity, such as savings and checking, as well as mortgagors' payments held in escrow, is equal to the amount payable on demand. The fair value of time deposits was estimated by discounting expected maturities at interest rates approximating those currently being offered. The fair value of accrued interest approximates fair value

Borrowings
The fair value of borrowings is estimated using discounted cash flows analysis to maturity.

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

GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primarily derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency and employee benefit services provided by subsidiaries of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. The Company has four primary business segments; it's banking franchise, insurance activities, benefit consulting activities and risk management activities. However, only the banking franchise is deemed material to the Bank's financial condition and results of operations. Consequently, segment disclosures are not presented in the Management's Discussion and Analysis. At December 31, 2008 and June 30, 2009 the Company had 7,745,660 and 7,781,856 respectively of shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.

RECENT DEVELOPMENTS

      The Company announced a semi-annual cash dividend as of July 28, 2009 of $0.24 per share which was paid to its shareholders on August 11, 2009. Oneida Financial MHC waived its receipt of dividends.

      As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution's risk classification and other factors. In addition, on May 22, 2009 the FDIC adopted a final rule that imposed a 5 basis point special assessment on insured depository institutions to be paid on September 30, 2009, based on assets less tier 1 capital as of June 30, 2009. These changes have resulted, and will continue to result, in increased deposit insurance expense for the Bank in 2009. These increases will be reflected in other expenses in the Bank's income statement in the period of enactment. FDIC insurance premium expense was $656,000 for the six months ended June 30, 2009 as compared with $25,000 for the six months ended June 30, 2008.

FINANCIAL CONDITION

      ASSETS. Total assets at June 30, 2009 were $557.5 million, an increase of $17.4 million from $540.1 million at December 31, 2008. Mortgage-backed securities increased $1.9 million reflecting purchases of $24.0 million of mortgage-backed securities partially offset by the principal collected on and proceeds from sales and maturities of mortgaged-backed securities. Investment securities increased $16.3 million reflecting purchases of $34.6 million of investment securities partially offset by the principal collected on and proceeds from sales and maturities of investment securities. The increase in investment and mortgage-backed securities is primarily the result of the increase in collateral for municipal deposit accounts and a decrease in loans receivable partially offset by a decrease in borrowings. Securities held to maturity were purchases in 2009 that are collateral for municipal deposits where management has the intent to hold until the contractual maturity of the securities. Loans receivable, including loans held for sale, decreased $9.7 million to $295.4 million at June 30, 2009 compared with $305.1 million at December 31, 2008. Residential loans decreased by $7.8 million since December 31, 2008, after the sale of $37.1 million of fixed-rate residential real estate loans in the secondary market during the six month period. At June 30, 2009, total commercial real estate loans increased by $3.3 million while commercial business loans decreased by $3.6 million from December 31, 2008. At June 30, 2009 total consumer loans decreased by $1.8 million from December 31, 2008. As a result of the decrease in loans receivable and increase in deposit accounts, cash and cash equivalents increased $7.8 million from $13.3 million at December 31, 2008 to $21.1 million at June 30, 2009. Goodwill and other intangibles totaled $25.0 million as of June 30, 2009 and $25.1 as of December 31, 2008. Additional goodwill in the amount of $136,000 was recorded for the contingent purchase payment made to Benefit Consulting Group LLC. Under the terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period starting with the year ended December 31, 2006. Offsetting this payment was the amortization expense recorded on a monthly basis.

      The allowance for loan losses was $2.6 million at June 30, 2009 and December 31, 2008, respectively. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At June 30, 2009 the allowance for loan losses as a percentage of net loans receivable was 0.90% as compared to 0.87% as of December 31, 2008.

      LIABILITIES. Total liabilities increased by $16.6 million to $501.9 million at June 30, 2009 from $485.3 million at December 31, 2008. The increase is primarily the result of an increase in interest-bearing deposits of $33.4 million and an increase in non-interest bearing deposits of $1.4 million. Contributing to the increase in total deposits has been an increase in municipal deposits offered through Oneida Savings Bank's limited purpose commercial banking subisidiary, State Bank of Chittenango. Municipal deposits increased $23.5 million to $78.4 million at June 30, 2009 from $54.9 million at December 31, 2008. The increase in total deposits also enabled the Bank to reduce borrowings outstanding by $20.8 million to $32.0 million at June 30, 2009 compared with $52.8 million at December 31, 2008.

      STOCKHOLDERS' EQUITY. Total stockholders' equity increased by $792,000 to $55.6 million at June 30, 2009 as compared to $54.8 million at December 31, 2008. Stockholders' equity decreased $656,000 as a result of the valuation adjustment made for the Company's available for sale investment and mortgage-backed securities. In addition, stockholders' equity decreased by $832,000 due to the payment of semiannual cash dividends of $0.24 partially offset by the addition of after-tax net income of $2.2 million for the three months ended June 30, 2009.

     ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2009 and 2008 and for the year ended December 31, 2008. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. The average yields and rates are annualized where appropriate. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

         TABLE 1.  Average Balance Sheet.

                                                        Three Months Ended June 30,                   Twelve Months Ended Dec. 31,
                                        ------------------------------------------------------------  -----------------------------
                                                     2009                           2008                           2008
                                          Average    Interest            Average    Interest            Average    Interest
                                        Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/
                                          Balance      Paid     Rate     Balance      Paid     Rate     Balance      Paid     Rate
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
                                                                           (Dollars in Thousands)
Assets
Interest-earning Assets:
Loans Receivable                      $296,782   $ 4,410       5.94%  $286,411   $ 4,518       6.31%  $293,499   $18,535       6.32%
Investment and Mortgage-Backed
      Securities                       149,668     1,697       4.54%   151,156     1,869       4.95%   143,987     7,379       5.12%
  Federal Funds                         16,839        11       0.26%    12,434        76       2.44%     7,342       169       2.30%
  Equity Securities                      5,510       107       7.77%    13,038       255       7.82%    12,814       651       5.08%
                                      --------   -------    -------    -------   -------    -------    -------   -------    -------
    Total Interest-earning Assets      468,799     6,225       5.31%   463,039     6,718       5.80%   457,642    26,734       5.84%
                                      --------   -------    -------    -------   -------    -------    -------   -------    -------
Non interest-earning Assets:
  Cash and due from banks               12,956                          12,355                          11,725
  Other assets                          75,035                          74,779                          74,999
                                      --------                        --------                        --------
              Total assets            $556,790                        $550,173                        $544,366
                                      ========                        ========                        ========
Liabilities and Stockholders'Equity
Interest-bearing Liabilities:
  Money Market Deposits                $115,240  $   404       1.41%   $79,770   $   386       1.94%   $83,115   $ 1,654       1.99%
  Savings Accounts                      81,739       122       0.60%    77,310       153       0.80%    77,266       603       0.78%
  Interest-bearing Checking             45,794        37       0.32%    40,082        44       0.44%    40,459       238       0.59%

  Time Deposits                        153,872       963       2.51%   166,922     1,624       3.91%   159,933     6,020       3.76%

  Borrowings                            35,226       408       4.65%    56,428       643       4.58%    56,194     2,561       4.56%
  Notes Payable                              0         0       0.00%       107         1       3.76%        88         5       5.68%
                                      --------   -------    -------    -------   -------    -------    -------   -------    -------
    Total Interest-bearing Liabilities 431,871     1,934       1.80%   420,619     2,851       2.73%   417,055    11,081       2.66%
                                      --------   -------    -------    -------   -------    -------    -------   -------    -------
Non-interest-bearing Liabilities:
  Demand deposits                       59,920                          64,450                          63,711
  Other liabilities                     11,719                           6,185                           7,559
                                      --------                         -------                         -------
      Total liabilities               $503,510                        $491,254                        $488,325
                                      --------                         -------                        --------
Stockholders' equity                    53,280                          58,919                          56,041
                                       -------                         -------                         -------
Total liabilities and stockholders'
 equity                               $556,790                        $550,173                        $544,366
                                      ========                        ========                        ========

    Net Interest Income                          $ 4,291                         $ 3,867                         $15,653
                                                 =======                         =======                         =======
    Net Interest Spread                                        3.51%                           3.07%                           3.18%
                                                             ======                         =======                         =======
    Net Earning Assets                $ 36,928                        $ 42,420                        $ 40,587
                                      ========                        ========                        ========
   Net yield on average
      Interest-earning assets                      3.66%                            3.34%                           3.42%
                                                 =======                        ========                         =======
    Average interest-earning
      assets to average
      Interest-bearing liabilities                108.55%                         110.09%                         109.73%
                                                 =======                        ========                         =======

                                                         Six Months Ended June 30,                     Twelve Months Ended Dec. 31,
                                        ------------------------------------------------------------  -----------------------------
                                                     2009                           2008                           2008
                                          Average    Interest            Average    Interest            Average    Interest
                                        Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/
                                          Balance      Paid     Rate     Balance      Paid     Rate     Balance      Paid     Rate
                                        -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
                                                                           (Dollars in Thousands)
Assets
Interest-earning Assets:
Loans Receivable                        $299,313   $ 8,891       5.94%  $286,001   $ 9,223       6.45%  $293,499   $18,535     6.32%
Investment and Mortgage-Backed
     Securities                          143,965     3,330       4.63%   140,183     3,548       5.06%   143,987     7,379     5.12%
Federal Funds                             13,650        25       0.37%    10,073       141       2.80%     7,342       169     2.30%
Equity Securities                          5,722       211       7.38%    15,856       531       6.70%    12,814       651     5.08%
                                         -------   -------    -------    -------   -------    -------    -------   -------   ------
  Total Interest-earning Assets          462,650    12,457       5.39%   452,113    13,443       5.95%   457,642    26,734     5.84%
                                         -------   -------    -------    -------   -------    -------    -------   -------   ------
Non interest-earning Assets:
  Cash and due from banks                 12,767                          12,603                          11,725
  Other assets                            75,863                          74,500                          74,999
                                        --------                        --------                        --------
              Total assets              $551,280                        $539,216                        $544,366
                                        ========                        ========                        ========
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
  Money Market Deposits                 $106,813   $   772       1.46%   $75,424   $   817       2.18%   $83,115   $ 1,654     1.99%
  Savings Accounts                        78,963       238       0.61%    75,787       298       0.79%    77,266       603     0.78%
  Interest-bearing Checking               45,071        74       0.33%    39,830       100       0.50%    40,459       238     0.59%

  Time Deposits                          154,517     2,059       2.69%   161,703     3,326       4.14%   159,933     6,020     3.76%
  Borrowings                              41,397       964       4.71%    56,519     1,309       4.66%    56,194     2,561     4.56%
  Notes Payable                                2         0       0.00%       125         3       4.83%        88         5     5.68%
                                         -------   -------    -------    -------   -------    -------    -------   -------   ------
    Total Interest-bearing Liabilities   426,763     4,107       1.95%   409,388     5,853       2.88%   417,055    11,081     2.66%
                                         -------   -------    -------    -------   -------    -------    -------   -------   ------
Non-interest-bearing Liabilities:
  Demand deposits                         59,475                          63,498                          63,711
  Other liabilities                       10,788                           7,236                           7,559
                                        --------                        --------                        --------
      Total liabilities                 $497,026                        $480,122                        $488,325
                                        --------                        --------                        --------
Stockholders' equity                      54,254                          59,094                          56,041
                                        --------                        --------                        --------
Total liabilities and stockholders'
   equity                               $551,280                        $539,216                        $544,366
                                        ========                        ========                        ========
   Net Interest Income                             $ 8,350                         $ 7,590                         $15,653
                                                   =======                         =======                         =======
   Net Interest Spread                                           3.44%                           3.07%                         3.18%
                                                               =======                        =======                        =======
   Net Earning Assets                    $35,887                         $42,725                         $40,587
                                         =======                         =======                         =======
   Net yield on average
      Interest-earning assets                         3.61%                           3.36%                           3.42%
                                                   =======                         =======                         =======
   Average interest-earning
      assets to average
      Interest-bearing liabilities                  108.41%                         110.44%                         109.73%
                                                   =======                         =======                         =======

RESULTS OF OPERATIONS

      GENERAL. Net income for the three months ended June 30, 2009 was $1.1 million, an increase of $423,000 or 65% from $646,000 for the three months ended June 30, 2008. Net income for the six months ended June 30, 2009 was $2.2 million, an increase of $1.1 million from $1.1 million for the six months ended June 30, 2008. The increase in net income was primarily the result of an increase in net interest income and an increase in other income offset by an increase in other expenses and the provision for income taxes. Net income from operations for the six months ended June 30, 2009 which excludes the FASB 159 change in fair value of $569,000, net of $155,000 income taxes, was $1.8 million or $0.23 per diluted share. This compares to net income from operations for the same period in 2008 of $1.5 million, or $0.19 per diluted share. The increase in net interest income reflects the effects of the steepening yield curve as the cost of our interest-bearing liabilities decreased faster than the yield on our interest-earning assets.

      INTEREST INCOME. Interest and dividend income decreased by $493,000 or 7.3%, to $6.2 million for the three months ended June 30, 2009 from $6.7 million for three months ended June 30, 2008. The decrease in interest income was the result of a decrease in the yield of 49 basis points on interest earning assets partially offset by an increase in the average balances of interest-earning assets during the current period of $5.7 million. For the six months ended June 30, 2009, interest and dividend income decreased by $986,000 or 7.3%, to $12.5 million from $13.4 million for the six months ended June 30, 2008.

      Interest on loans decreased $108,000 to $4.4 million for the three months ended June 30, 2009 from $4.5 million for the three months ended June 30, 2008. The decrease in interest income on loans is a result of a decrease of 37 basis points in the average yield to 5.94% for the three months ended June 30, 2009 from 6.31% for the three months ended June 30, 2008 offset by an increase of $10.4 million in the average balance of loans receivable for the three months ended June 30, 2009 as compared with the same period in 2008. For the six months ended June 30, 2009, interest on loans decreased $332,000 or 3.6%, from $9.2 million for the same period in 2008. The average balance of loans for the six month period increased $13.3 million while the average yield decreased 51 basis points to 5.94% during the 2009 period from 6.45% during the 2008 period. The decrease in yield reflected the decrease in market interest rates during the quarter.

      Interest on investments and mortgage-backed securities decreased $172,000 as a result of a decrease in the average yield of 41 basis points from 4.95% for the three months ended June 30, 2008 to 4.54% for the three months ended June 30, 2009 and a decrease in the average balance of investment securities and mortgage-backed securities of $1.5 million for the three months period ending June 30, 2009 as compared with the same period in 2008. For the six months ended June 30, 2009, interest on investments and mortgage-backed securities decreased $218,000 as compared with the same period in 2008 due to a decrease in the average yield of 43 basis points offset by an increase in the average balance of investments and mortgage-backed securities of $3.8 million.

      Interest income from federal funds decreased during the three months ended June 30, 2009 to $11,000 as compared with $76,000 for the 2008 period. The decrease in interest income is primarily due to a decrease of 218 basis points in the average yield offset by an increase in the average balance of $4.4 million. For the six months ended June 30, 2009, interest income on federal funds decreased $116,000 due to a decrease in both the average yield and average balance as compared with the same period in 2008.

      Interest income from equity securities decreased $148,000 as a result of a decrease in the average balances of $7.5 million for the three month period ending June 30, 2009 as compared with the same period in 2008. For the six months ended June 30, 2009, interest income from equity securities decreased $320,000 as a result of a decrease in the average balances of $10.1 million for the period as compared with the same period in 2008. The decrease in the average balance was the result of the continued decline in market values for equity securities during 2009.

      INTEREST EXPENSE. Interest expense was $1.9 million for the three months ended June 30, 2009, a decrease of $917,000 or 32.2% from the same period in 2008. The decrease in interest expense is due to a decrease in interest paid on deposit accounts. Interest expense on deposits decreased $681,000 and totaled $1.5 million for the three months ended June 30, 2009 as compared to $2.2 million for the three month period in 2008. The average cost of deposits was 1.54% for the three month period ending June 30, 2009 compared with 2.42% for the three month period in 2008. In addition, the average balance of deposit accounts increased $32.6 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. Interest expense on borrowed funds totaled $408,000 for the second quarter of 2009 compared with $643,000 for the 2008 period. The average balance of borrowings decreased $21.2 million for the three months period ending June 30, 2009 as compared with the same period in 2008. For the six months ended June 30, 2009 interest expense on borrowings decreased $345,000 due to a decrease in the average balance outstanding of borrowings to $41.4 million as compared to $56.5 million for the six month period in 2008. Interest expense on deposits decreased $1.4 million and totaled $3.1 million for the six months ended June 30, 2008 as compared to $4.5 million for the six month period in 2008. For the six months ended June 30, 2009, the average cost of deposits was 1.63% as compared with 2.57% for the six month period in 2008. In addition, the average balance of deposit accounts increased $32.6 million for the six months ended June 30, 2009 as compared with six months ended June 30, 2008.

      PROVISION FOR LOAN LOSSES. The total provision for loan losses for the three months ended and six months ended June 30, 2009 was $160,000. The total provision for loan losses for the three months ended and six months ended June 30, 2008 was $150,000. The allowance for loan losses was $2.6 million as of June 30, 2009 and $2.5 million as of June 30, 2008. The ratio of the loan loss allowance to net loans receivable is 0.90% at June 30, 2009 as compared with a ratio of 0.87% of loans receivable at June 30, 2008. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

      OTHER INCOME. Other operating income increased by $1.0 million for the three month period ending June 30, 2009 compared with the same period in 2008 to $5.5 million from $4.5 million. The increase in other income was primarily due to increases in commissions and fees on the sale of non-banking products through the Company's subsidiaries for the three months ended June 30, 2009 as compared with the same period during 2008. Commissions and fees on sales of non-banking products was $3.9 million for the three months ended June 30, 2009 as compared to $3.4 million for the same period in 2008. Offsetting the increase in other income was an impairment charge of $454,000 recorded for the three months ended June 30, 2009 for two trust preferred securities which were determined to be other-than-temporarily impaired. The trust preferred securities owned by the Company are diversified pools of collateralized debt obligations primarily issued by domestic financial institutions and their holding companies. For the six month period ending June 30, 2009, other operating income increased by $2.4 million to $10.9 million from $8.5 million for the same period in 2008. Commissions and fees on sales of non-banking products was $8.1 million for the six months ended June 30, 2009 as compared to $6.9 million for the same period in 2008. In addition, the non-cash change in fair value as of June 30, 2009 was a gain of $569,000 as compared to a loss of $599,000 that was recognized as of June 30, 2008 in connection with the adoption of FAS 159 for certain preferred and common equity securities. Net investment gains for the six months ended June 30, 2009 were 238,000 compared with net investment gains of $18,000 for the six months ended June 30, 2008.

      OTHER EXPENSES. Other operating expenses increased by $876,000 or 11.9%, to $8.2 million for the three months ended June 30, 2009 from $7.3 million for the same period in 2008. The increase in noninterest expense is primarily the result of an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases. In addition, an increase in premiums being assessed by the Federal Deposit Insurance Corporation for the current calendar year has resulted in additional non-interest expense of $459,000 for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008. Other operating expenses increased by $1.6 million or 11.2%, to $16.1 million for the six months ended June 30, 2009 from $14.5 million for the same period in 2008. The premiums being assessed by the Federal Deposit Insurance Corporation for the six months ended June 30, 2009 increased $631,000 compared to the six month period ended June 30, 2008.

      INCOME TAX. Income tax expense increased to $398,000 for the three months ended June 30, 2009 as compared to $239,000 for the second quarter 2008. For the six months ended June 30, 2009, income tax expense increased to $810,000 from $394,000 for the six months ended June 30, 2009. Net income increased from $1.1 million to $2.2 million for the six month period while the effective tax rate increased to 27.1% for the six months of 2009 from 26.8% for the six months of 2008 to reflect the overall tax rate expected to be in effect for 2009.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2009, loan originations totaled $41.4 million compared to $39.4 million during the second quarter of 2008. The purchases of investment and mortgage-backed securities totaled $23.9 million during the second quarter of 2009 as compared to $23.2 million during the second quarter of 2008. The purchases of investment securities were funded due to additional liquidity provided by increased deposits.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the second quarter of 2009 cash flows provided by the sale, principal payments and maturity of securities available for sale was $9.7 million compared to $14.1 million for the same period in 2008.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customer's creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of

      June 30, 2009 the Company had outstanding commitments to originate loans of approximately $7.2 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $8.0 million at June 30, 2009.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $54.4 million at June 30, 2009 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2009 the total of cash, interest-earnings demand accounts and federal funds sold was $21.1 million.

      At June 30, 2009, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                           For Capital                Prompt Corrective
                                              Actual                    Adequacy Purposes             Action Provisions
                                    ------------------------      --------------------------    ---------------------------
                                        Amount           Ratio         Amount         Ratio          Amount           Ratio
As of June 30, 2009:                                                (Dollars in thousands)
Total Capital
   (to Risk Weighted
    Assets)                             $  39,618       10.16%      $  31,194           8%           $  38,993          10%
Tier I Capital
   (to Risk Weighted
    Assets)                             $  36,994        9.49%      $  15,597           4%           $  23,396           6%
Tier I Capital
   (to Average Assets)                  $  36,994        6.95%      $  21,300           4%           $  26,625           5%

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                          For Capital                 Prompt Corrective
                                                Actual                 Adequacy Purposes              Action Provisions
                                      ----------------------      --------------------------    ---------------------------
                                         Amount          Ratio           Amount         Ratio          Amount         Ratio
As of December 31, 2008:                                            (Dollars in thousands)
     Total Capital
        (to Risk Weighted Assets)       $   37,214      10.21%      $  29,165           8%           $  36,457          10%
     Tier I Capital
        (to Risk Weighted Assets)       $   34,590       9.49%      $  14,582           4%           $  21,873           6%
     Tier I Capital
        (to Average Assets)             $   34,590       6.64%      $  20,837           4%           $  26,046           5%

ONEIDA FINANCIAL CORP.
SELECTED   FINANCIAL RATIOS
At and for the Three  and Six  Months Ended  June 30, 2009 and 2008 (unaudited)

(Annualized where appropriate)                     Three Months Ending      Six Months Ended
                                                         June 30,               June 30,
                                                     2009        2008        2009        2008
                                                     ----        ----        ----        ----
Performance Ratios:

Return on average assets                             0.77%       0.47%       0.79%       0.40%
Return on average equity                             8.03%       4.39%       8.05%       3.64%
Net interest margin                                  3.66%       3.34%       3.61%       3.36%

Efficiency Ratio                                     80.43%      86.03%      82.39%      88.25%
Ratio of operating expense
    to average total assets                          5.90%       5.33%       5.84%       5.37%
Ratio of average interest-earning assets
     to average interest-bearing liabilities       108.55%     110.09%     108.14%     110.44%

Asset Quality Ratios:

   Non-performing assets to total assets             0.19%       0.09%       0.19%       0.09%

   Allowance for loan losses
   to non-performing loans                         420.51%     566.82%     420.51%     566.82%
     Allowance for loan losses
       to loans  receivable, net                     0.90%       0.87%       0.90%       0.87%

Capital Ratios:

    Total stockholders' equity to total assets       9.98%      10.37%       9.98%      10.37%
     Average equity to average assets                9.57%      10.71%       9.84%      10.96%

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk

      Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at June 30, 2009, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity during the six months ended June 30, 2009. The shares repurchased were stock options that were exercised using reload options. Our current repurchase plan of 250,000 was announced on February 13, 2008 and represents 3.2% of the common stock outstanding. The plan has no expiration date.

------------------------------------------------------------------------------------------------------------------------------
Period                                Total Number     Average        Total Number of Shares      Maximum Number of Shares
                                      of Shares        Price Paid     Purchased as Part of        that May Yet Be Purchased
                                      Purchased        per Share      Publicly Announced Plans    Under the Plan
------------------------------------------------------------------------------------------------------------------------------
April 1, 2009 - April 30, 2009        --               --             --                          --
------------------------------------------------------------------------------------------------------------------------------
May 1, 2009 - May 31, 2009            2,518            $11.25         --                          --
------------------------------------------------------------------------------------------------------------------------------
June 1, 2009 - June 30, 2009          --               --             --                          --
------------------------------------------------------------------------------------------------------------------------------
Total                                 2,518            $11.25         --                          250,000
------------------------------------------------------------------------------------------------------------------------------

Item 3            Defaults Upon Senior Securities

                  Not applicable.

Item 4            Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders, held on May 5, 2009, shareholders voted on the following matters as follows:

                  Proposal No. 1 - Election of Directors

                                                                           For          Withheld
                                                                           ---          --------
                  Patricia D. Caprio                                   7,292,964           72,620
                  Frank O. White Jr.                                   7,287,619           77,965
                  Ralph L. Stevens MD                                  7,264,920          100,664
                  Gerald N. Volk                                       7,301,606           63,978
                  John A. Wight MD                                     7,296,810           68,774

                  Directors continuing in Office are as follows:

                  Michael R. Kallet
                  John E. Haskell
                  Edward J. Clarke
                  Rodney D. Kent
                  Richard B. Myers

                  Proposal No. 2 - Ratification of Crowe Horwath LLP as auditors for the Company for the fiscal year ended December 31, 2009:

                  For               Against          Abstain
                  ---               -------          -------
                  7,340,199          12,618          12,767

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

                                     ONEIDA FINANCIAL CORP.


Date:    August    14, 2009          By:      /s/ Michael R. Kallet
                                     -------------------------------------------
                                     Michael R. Kallet
                                     President and Chief Executive Officer


Date:    August    14, 2009          By:      /s/ Eric E. Stickels
                                     -------------------------------------------
                                     Eric E. Stickels
                                     Executive Vice President and Chief
                                     Financial Officer