Form 10-Q
period 2009-09-30
ONEIDA FINANCIAL CORP
filed 2009-11-13
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                 ----------------------------------------------
                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2009

                                OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________
                                Securities Exchange Act Number 000-25101

                             ONEIDA FINANCIAL CORP.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


          Federal                                               16-1561678
--------------------------------                         -----------------------
(State or other jurisdiction of                               (IRS Employer)
incorporation or organization)                            Identification Number)


                     182 Main Street, Oneida, New York 13421
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (315) 363-2000
      --------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes |_| No |X|

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes|_| No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 7,790,352 shares of the Registrant's common stock outstanding as of November 1, 2009.



                                        ONEIDA FINANCIAL CORP.
                                                INDEX

                                                                                 Page
                                                                                 ----
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements                                                  1

             Consolidated Statements of Condition (unaudited)                      2
             As of September 30, 2009 and December 31, 2008

             Consolidated Statements of Operations (unaudited)                     3
             For the three and nine months ended September 30, 2009 and 2008

             Consolidated Statements of Comprehensive Income (unaudited)           4
             For the three and nine months ended September 30, 2009 and 2008

             Consolidated Statements of Changes in Stockholders' Equity
             (unaudited) For the three months ended March 31, June 30, and
             September 30, 2009                                                    5

             Consolidated Statements of Cash Flows (unaudited)                     6
             For the three and nine months ended September 30, 2009 and 2008

             Notes to Consolidated Financial Statements (unaudited)                8

   Item 2.   Management's Discussion and Analysis of Financial Condition          25

             And Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk           34


   Item 4T.  Controls and Procedures                                              34

PART II.     OTHER INFORMATION                                                    35

   Item 1.   Legal Proceedings                                                    35

   Item 1a.  Risk Factors                                                         35

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds          35

   Item 3.   Defaults Upon Senior Securities                                      36

   Item 4.   Submission of Matters to a Vote of Security Holders                  36

   Item 5.   Other Information                                                    36

   Item 6.   Exhibits                                                             36

PART I.     FINANCIAL INFORMATION
                   Item I.    Financial Statements



ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2009 and December 31, 2008
                                                                           (unaudited)
                                                                          At September 30,   At December 31,
                                                                                2009              2008
                                                                                ----              ----
ASSETS                                                                    (in thousands, except share data)
        Cash and due from banks                                              $  16,196         $  13,223
        Federal funds sold                                                      10,718                71
                                                                             ---------------------------
  TOTAL CASH AND CASH EQUIVALENTS                                               26,914            13,294

        Trading securities                                                       7,220             5,941
        Securities available for sale                                          114,521           134,763
        Securities held to maturity (fair value $50,232)                        49,692                --
        Mortgage loans held for sale                                               816               741
        Loans receivable                                                       297,443           304,376
        Allowance for loan losses                                               (2,875)           (2,624)
                                                                             ---------------------------
   LOANS RECEIVABLE, NET                                                       294,568           301,752

        Federal Home Loan Bank stock                                             2,692             3,784
        Bank premises and equipment, net                                        21,220            21,790
        Accrued interest receivable                                              2,334             2,659

        Other assets                                                            13,694            15,323
        Bank owned life insurance                                               15,526            15,020
        Goodwill                                                                23,183            22,963
        Other intangible assets                                                  1,746             2,100
        ------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                         $ 574,126         $ 540,130
        ================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Interest bearing deposits                                            $ 417,401         $ 364,911
        Non-interest bearing deposits                                           61,574            60,787
        Borrowings                                                              31,000            52,825
        Notes payable                                                               --                12
        Other liabilities                                                        7,018             6,766
                                                                             ---------------------------
TOTAL LIABILITIES                                                              516,993           485,301
Oneida Financial Corp. stockholders' equity:
        Preferred stock, 1,000,000 shares authorized                                --                --
        Common stock ($.01 par value; 20,000,000
             shares authorized; 8,322,452 shares issued)                            83                83
        Additional paid-in capital                                              19,424            19,221
        Retained earnings                                                       42,790            41,585
        Accumulated other comprehensive (loss)                                  (4,676)           (5,562)
        Treasury stock (at cost, 488,014
                         and 533,106 shares)                                    (3,047)           (3,058)
                                                                             ---------------------------
 Total stockholders' equity - controlling interest                              54,574            52,269
        Noncontrolling interest                                                  2,559             2,560
                                                                             ---------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      57,133            54,829
        ------------------------------------------------------------------------------------------------
        STOCKHOLDERS' EQUITY                                                 $ 574,126         $ 540,130
        ================================================================================================

The accompanying notes are an integral part of the consolidated financial statements Page 2 of 37


ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2009 (unaudited) and
2008 (unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                            September 30,    September 30,     September 30,  September 30,
                                                                2009              2008            2009         2008
                                                                ----              ----            ----         ----
                                                                 (in thousands, except share and per share data)
INTEREST INCOME:
        Interest and fees on loans                           $  4,418           $ 4,634        $ 13,309     $  13,857
        Interest on investment securities                       1,701             1,862           5,029         5,410
        Dividends on equity securities                            108               136             320           160
        Interest on federal funds sold and
           interest-earning deposits                                7                19             32            668
---------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                           6,234             6,651          18,690        20,095
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
        Core deposits                                             562               650           1,645         1,866
        Time deposits                                             863             1,431           2,922         4,757
        Borrowings                                                367               645           1,331         1,954
        Notes payable                                              --                 1              --             4
---------------------------------------------------------------------------------------------------------------------
               Total interest expense                           1,792             2,727           5,898         8,581
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             4,442             3,924          12,792        11,514
        Less: Provision for loan losses                           400               125             560           275
---------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses          4,042             3,799          12,232        11,239
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Total other-than-temporary impairment losses                (3,300)             (831)         (4,923)         (832)
   Portion of loss recognized in OCI (before taxes)             2,366                --           3,535            --
                                                                -----           -------           -----       -------
   Net impairment losses                                         (934)             (831)         (1,388)         (832)
   Net gains on sale of securities, net                           276                 5             514            24
      Changes in fair value of trading securities                 739            (6,436)          1,308        (7,035)
      Commissions and fees on sales of
           non-banking products                                 3,539             3,178          11,594        10,050
        Other operating income                                  1,255             1,290           3,757         3,517
---------------------------------------------------------------------------------------------------------------------
   Total other income (loss)                                    4,875            (2,794)         15,785         5,724
---------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
        Compensation and employee benefits                      5,107             4,361          15,088        13,656
        Occupancy expenses, net                                 1,145             1,237           3,551         3,520
        Other operating expense                                 1,739             1,449           5,459         4,360
---------------------------------------------------------------------------------------------------------------------
   Total other expenses                                         7,991             7,047          24,098        21,536
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                 926            (6,042)          3,919        (4,573)
---------------------------------------------------------------------------------------------------------------------
   Provision (benefit) for income taxes                           230            (1,614)          1,040        (1,220)
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                            $    696            (4,428)       $  2,879       $(3,353)
Less: net income attributable to noncontrolling interest           --                --              --            --
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) attributable
       to Oneida Financial Corp.                             $    696           $(4,428)       $  2,879       $(3,353)
=====================================================================================================================
EARNINGS (LOSS) PER SHARE - BASIC                               $0.09            $(0.57)          $0.37        $(0.43)
=====================================================================================================================
EARNINGS (LOSS) PER SHARE - DILUTED                             $0.09            $(0.57)          $0.37        $(0.43)
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements. Page 3 of 37

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and Nine Months Ended September 30, 2009 (unaudited) and 2008 (unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                          September 30,   September 30,    September 30,  September 30,

                                                               2009           2008          2009             2008
                                                               ----           ----          ----             ----
                                                                 (In thousands)                 (In thousands)

Net income (loss)                                             $   696     $(4,428)        $ 2,879      $(3,353)
                                                              -------     -------         -------      -------
Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
     Other-than-temporary impaired securities
          Available for sale:
          Unrealized losses on securities
            arising during period                              (2,233)       (831)        (3,553)         (832)
          Less: reclassification
adjustment for
               losses included in net income                      934         831          1,388           832
                                                              -------     -------         -------      -------
               Net unrealized losses                           (1,299)         --         (2,165)           --
              Income tax effect                                   520          --            866            --
                                                              -------     -------         -------      -------
                                                                 (779)         --         (1,299)           --
     Securities available for sale:
          Unrealized gains (losses) on securities
            arising during period                               4,106      (1,749)         4,043        (6,281)
          Less: reclassification adjustment for
                gains included in net income                     (276)         (5)          (514)          (24)
                                                              -------     -------         -------      -------
               Net unrealized gains (losses)                    3,830      (1,754)         3,529        (6,305)
                       Income tax effect                       (1,532)        702         (1,412)        2,522
                                                              -------     -------         -------      -------
                                                                2,298      (1,052)         2,117        (3,783)
                                                              -------     -------         -------      -------
Unrealized holding gains (losses) on securities.
         net of tax                                             1,519      (1,052)           818        (3,783)
                                                              -------     -------         -------      -------
Change in unrealized loss on pension benefits                      37          42            111           126
                                                              -------     -------         -------      -------
Income tax effect                                                 (14)        (17)           (43)          (51)
                                                              -------     -------         -------      -------
                                                                   23          25             68            75
                                                              -------     -------         -------      -------
Other comprehensive gain (loss), net of tax                     1,542      (1,027)           886        (3,708)
Comprehensive income (loss)                                     2,238      (5,455)         3,765        (7,061)
Comprehensive income (loss) attributable to the
     Noncontrolling interest                                       --          --             --            --
                                                              -------     -------         -------      -------

     Comprehensive income (loss) attributable to
          Oneida Financial Corp.                              $ 2,238     $(5,455)        $ 3,765      $(7,061)
                                                              =======     =======         =======      ========


      The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2009, June 30, 2009 and September 30, 2009 (unaudited)


                                                                                        Accumulated
                                                              Additional                  Other
                                               Common Stock     Paid-In    Retained    Comprehensive  Treasury  Noncontrolling Total
                                              Shares  Amount   Capital     Earnings        Loss        Stock      Interest

                                                                    (in thousands, except number of shares)



Balance as of December 31, 2008            8,322,452   $83    $19,221     $41,585      $(5,562)       $(3,058)  $ 2,560     $ 54,829
Net income                                                                  1,114                                              1,114
Other comprehensive loss,
     net of tax                                                                         (2,200)                              (2,200)
Shares earned under stock plans                   38
                                                                                                                                  38
Common stock dividends: $0.24 per share
                                                                             (831)                                             (831)
Treasury stock reissued                                                                                     9                      9
Tax benefit from stock plans                      12                                                                              12
                                           -----------------------------------------------------------------------------------------
Balance as of March 31, 2009               8,322,452   $83    $19,271     $41,868     $ (7,762)       $(3,049)  $ 2,560     $ 52,971
Net income                                                                  1,069                                              1,069
Other comprehensive income,
     net of tax                                                                          1,544                                 1,544
Shares earned under stock plans                                    38                                                             38
Stock repurchased                                                                                                    (1)         (1)
Treasury stock reissued                           (1)                                                       1                     --
                                           -----------------------------------------------------------------------------------------

Balance as of June 30, 2009                8,322,452   $83    $19,308     $42,937     $ (6,218)       $(3,048)  $ 2,559     $ 55,621
Net income                                                                    696                                                696
Other comprehensive income,
     net of tax                                                                          1,542                                 1,542
Shares earned under stock plans                                   117                                                            117
Common stock dividends: $0.24 per share                                      (843)                                             (843)
Treasury stock reissued                                            (1)                                      1                    --
                                           -----------------------------------------------------------------------------------------

Balance as of September 30, 2009           8,322,452   $83    $19,424     $42,790      $(4,676)      $ (3,047)  $ 2,559      $57,133
                                           =========================================================================================


The accompanying notes are an integral part of the consolidated financial statements. Page 5 of 37


ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months and Nine Months Ended September 30, 2009 (unaudited) and
2008 (unaudited)




                                                                             Three Months Ended           Nine Months Ended
                                                                         September 30, September 30, September 30,  September 30,
                                                                             2009         2008         2009            2008
                                                                             ----         ----         ----            ----

        Operating Activities:                                                                 (in thousands)

   Net income (loss)                                                      $    696    $ (4,428)      $ 2,879        $(3,353)
   Adjustments to reconcile net income (loss) to net
   cash provided by operating
    activities:
      Depreciation and amortization                                            520         565         1,568          1,612
      Amortization of premiums/discounts on securities, net                     48          20           164             70
      Net change in valuation of financial instruments carried
        at fair value                                                         (738)      6,436        (1,308)         7,035
      Provision for loan losses                                                400         125           560            275
      Stock compensation earned                                                117          43           193            128
      Loss on sale of other real estate                                         44           6            44             12
      Net realized loss on sale of securities                                  658         826           874            808
      Gain on sale of loans, net                                               (55)        (36)         (293)          (108)
      Gain on sale of fixed assets                                              --        (134)           --           (134)
      Income tax payable                                                        89      (2,017)          147         (1,909)
      Accrued interest receivable                                               98         216           325            194
      Other assets                                                           2,067         830         1,473            582
      Other liabilities                                                     (2,295)      2,359           368          1,193
      Origination of loans held for sale                                   (11,104)     (4,226)      (48,500)       (10,967)
      Proceeds from sales of loans                                          11,374       4,423        48,718         14,452
---------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                          1,919       5,008         7,212          9,890
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of investment securities                                        (12,756)     (1,575)      (47,336)      (18,755)
  Principal collected on and proceeds of maturities
      sales or calls from investments                                        2,919       8,800        19,511         31,964
  Purchase of mortgage-backed securities                                   (13,382)    (13,276)      (37,389)       (53,296)
  Principal collected on and proceeds from sales
     of mortgage-backed securities                                          13,814      16,831        36,120         23,502
  Net (increase) decrease in loans                                          (3,526)     (8,405)        6,234        (18,197)
Purchase of bank premises and equipment
                                                                              (169)       (207)         (644)          (608)
  Proceeds from the sale of bank premises and equipment                         --         133            --            133
  Proceeds from sale of other real estate                                      345          --           345             92
  Purchase of insurance agency                                                  --          23           (84)           (73)
  Purchase of employee benefits company                                         --          --          (136)            (8)
  Purchase of bank                                                              --          --                         (129)
---------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities              (12,755)      2,324       (23,379)       (35,375)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net increase in demand deposit, savings,
      money market, super now and escrow                                    19,069      12,535        57,014         34,272
  Net (decrease) increase in time deposits                                    (619)       (867)       (3,737)         5,276
  Proceeds from borrowings                                                   2,975      11,000         2,975         47,000
  Repayment of borrowings                                                   (3,975)    (18,000)      (24,800)       (51,500)
  Cash dividends                                                              (843)       (831)       (1,674)        (1,662)
  Exercise of stock options (using treasury stock)                              --          --             9            --
          Net cash provided by financing activities                         16,607       3,837        29,787         33,386
---------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                        5,771      11,169        13,620          7,901
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                            21,143      13,193        13,294         16,461
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 26,914    $ 24,362      $ 26,914        $24,362
===========================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                                       1,812       2,723         6,065          8,624
Cash paid for income taxes                                                     125           -           875            451

Supplemental noncash disclosures:
Transfer of loans to other real estate                                         340         156           389            260
Adoption of fair value option:
  Securities transferred from available for sale to trading                      -           -             -         16,187
  Deferred tax asset related to fair value adjustments                           -           -             -          1,255
===========================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                                    ONEIDA FINANCIAL CORP.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (UNAUDITED)
                                          SEPTEMBER 30, 2009
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the "Company") and its wholly owned subsidiary, Oneida Savings Bank (the "Bank") as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

Amounts in the prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Note B - Earnings per Share

The Company has stock compensation awards with non-forfeitable rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock-based compensation plans, but excludes awards considered participating securities.

The Company adopted ASC Topic 260-10-45-59A through 61A ("ASC 260-10-45"), "Participating Securities and the Two Class Method" effective January 1, 2009. Prior earnings per share amounts have been retrospectively adjusted to conform to the provisions of ASC 206-10-45.

The factors used in the earnings per share computation are as follows for the three and nine months ended September 30, 2009 and September 30, 2008:



                                                                             Three Months Ended            Nine Months Ended
                                                                       September 30,   September 30,  September 30,   September 30,
                                                                            2009          2008            2009            2009
                                                                            ----          ----            ----            ----
Basic


     Distributed earnings allocated to common stock                   $  835,344       $   820,382     $ 1,659,891    $ 1,640,933
     (Overdistributed) Undistributed earnings
           allocated to common stock                                    (145,695)       (5,229,332)      1,200,843     (4,986,726)
                                                                      ----------       -----------     -----------    -----------
     Net earnings allocated to common stock                           $  689,649       $(4,408,950)    $ 2,860,734    $(3,345,793)
                                                                      ==========       ===========     ===========    ===========
          Weighted average common shares outstanding
           including shares considered participating securities        7,818,690         7,771,210       7,795,396      7,771,153

           Less:  Average participating securities                       (28,800)          (44,400)        (28,800)       (44,400)
                                                                      ----------       -----------     -----------    -----------
     Weighted average shares                                           7,789,890         7,726,810        7,766,59      7,726,753
Basic earnings (loss) per share                                       $     0.09       $     (0.57)    $      0.37    $     (0.43)

Note B - Earnings per Share (Continued)

Diluted
     Net earnings allocated to common stock                           $  689,649       $(4,408,950)    $ 2,860,734    $(3,345,793)
                                                                      ==========       ===========     ===========    ===========
          Weighted average common shares outstanding
           for basic earnings per common share                         7,789,890         7,726,810       7,766,596      7,726,753
                                                                      ==========       ===========     ===========    ===========
           Add: Dilutive effects of assumed
           exercise of stock options                                      13,947            55,614          31,581         57,086
                                                                      ----------       -----------     -----------    -----------
     Weighted average shares and dilutive
      potential common shares                                          7,803,837         7,782,424           7,798      7,783,839
                                                                      ==========       ===========     ===========    ===========
Diluted earnings (loss) per common share                              $     0.09           $ (0.57)          $0.37    $     (0.43)
                                                                      ==========       ===========     ===========    ===========

Stock options for 87,666 and 107,841 shares of common stock were not considered in computing diluted earnings per common share for the three months ending September 30, 2009 and September 30, 2008 respectively because they were antidilutive. For the nine months ending September 30, 2009 and September 30, 2008, stock options for 87,666 and 108,448 shares, respectively, were not considered. Dividends of $13,824 and $21,120 as of September 30, 2009 and 2008 respectively were paid on unvested shares with non-forfeitable dividend rights, none of which was included in net income as compensation expense because all the awards are expected to vest.

Note C - Stock-Based Compensation

The Company's 2000 Stock Option Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 374,568 shares of common stock. The exercise price of options granted is equal to the market value of the Company's shares at the date of grant. All options granted expire by April 2010 and options vest and become exercisable ratably over a five-year period. The plan also has a reload feature which entitles the option holder, who has delivered common stock as payment of the exercise price for option stock, to a new option to acquire additional shares in the amount equal to the shares traded in. The option period during which the reload option may be exercised expires at the same time as that of the original option that the holder has exercised. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. There were 9,243 shares available for future grants under the plan described above as of September 30, 2009 and 2008.

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

                                    2009           2008
                                    ----           ----
Risk-free interest rate             0.50%          N/A
Expected stock price volatility    62.09%          N/A
Expected dividend rate              3.00%          N/A
Expected life                       0.94 years     N/A

Information related to the stock option plan during each year follows:

                                                        2009            2008
                                                    -------------       ----
Intrinsic value of options exercised                $ 488,604            N/A
Cash received from option exercises                 $  10,303            N/A
Tax benefit realized from option exercises                  -            N/A
Weighted average fair value of options granted          $2.47            N/A

As of September 30, 2009, there was no unrecognized compensation cost for this plan as all shares are vested under the terms of the plan. New grants are for the reload option feature which are expensed at the date of grant.



Note C - Stock-Based Compensation (Continued)

Activity in the plan for 2009 was as follows:               Range of
                                                   ---------------------------  Weighted
Average                                                     Option Exercise     Exercise Price
                                                    Options         Price       for Options     Intrinsic
                                                  Outstanding       Per Share   Outstanding      Value

Outstanding at December 31, 2008                     168,967    $ 4.722 - $18.167  $  7.707     $315,434
Granted                                               31,839         $11.146
Exercised                                            (76,931)         $4.722
Forfeited                                                  -
                                                 -----------
Outstanding at September 30, 2009                    123,875    $ 4.722 - $18.167  $ 10.445     $137,160
                                                 ===========

At September 30, 2009, the weighted average information for outstanding and exercisable shares is as follows:

                       Shares outstanding and Exercisable
             ------------------------------------------------------

               Range of                          Average          Average
               Exercise                          Exercise      Remaining Life
               Prices               Shares       Price            (Years)
               ------------------------------------------------------------

               $3.63 - $5.45        36,209        $4.722              0.57
               $9.09 - $10.90       11,118       $10.216              0.57
               $10.91 - $12.72      40,957       $11.532              0.57
               $12.73 - $14.53      18,689       $14.000              0.57
               $14.54 - $16.35      6,600        $14.794              0.57
               $16.36 - $18.17      10,302       $17.247              0.57
                                   -------       -------              ----
                   Total           123,875       $10.445              0.57
                                   =======       =======              ====

The Management Recognition and Retention Plans provide for the issuance of shares of restricted stock to directors, officers and key employees. Compensation expense equal to the market value of Oneida Financial Corp.'s stock on the grant date is recognized ratably over the five year vesting period for shares of restricted stock granted that will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans was $116,751 and $42,558 for the three months ended September 30, 2009 and 2008 respectively and $193,166 and $127,672 for the nine month period ending September 30, 2009 and 2008, respectively. Shares unallocated under the plans available for future awards were 15,286 and 14,086 at September 30, 2009 and September 30, 2008 respectively. At September 30, 2009 and December 31, 2008, there were nonvested shares of 28,800 with unrecognized compensation cost of $358,136 and $500,216 respectively.

Note D - Dividend Restrictions

Oneida Financial MHC, which owns 4,309,750 or 55.12% of the outstanding shares as of September 30, 2009 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.

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

Net pension and postretirement cost, which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:


                                                  Three Months Ended          Nine Months Ended
                                           September 30,  September 30, September 30,  September 30,
                                               2009          2008           2009           2008
                                               ----          ----           ----           ----

Service cost                                   $       -     $      -       $       -   $       -
Interest cost                                     41,000       55,000         123,000     165,000
Expected return on plan assets                   (49,000)     (72,000)       (147,000)   (216,000)
Net amortization and deferral                     37,000       42,000         111,000     126,000
                                               ---------    ---------        --------     -------
        Net periodic pension cost              $  29,000     $ 25,000       $  87,000   $  75,000


Note E - Pension Plan (Continued)

Net gain                                         (22,200)     (25,200)        (66,600)    (75,600)
Prior service cost                                     -            -               -           -
                                               ---------    ---------        --------     -------

  Total recognized in other comprehensive
     income                                      (22,200)     (25,200)        (66,600)    (75,600)
                                               ---------    ---------        --------     -------
Total recognized in net periodic benefit
     cost and Other comprehensive income (loss) $  6,800     $   (200)      $  20,400   $    (600)
                                                ========   ===========      ========= ============


Weighted-average assumptions as of December 31:    2009                 2008
                                                   ----                 ----
        Discount rate                             5.390%               5.465%
        Expected return on plan assets            7.500%               7.500%

As of September 30, 2009, contributions to the pension plan for 2009 totaled $100,000. The Bank anticipates contributing $200,000 in 2009 to fund its pension plan.

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

Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the condensed statements of income, is comprised of the following:



                                                        Three Months Ended                Nine Months Ended
                                                   September 30,   September 30,     September 30, September 30,
                                                     2009              2008             2009          2008
                                                     ----              ----             ----          ----

Service cost                                         $  6,500        $  6,800       $  19,500      $  20,400
Interest cost                                          34,000          33,700        102,000        101,100
Expected return on plan assets                        (34,500)        (52,000)      (103,500)      (156,000)
Net amortization and deferral                          14,000               -         42,000              -
                                                     --------        --------      ---------       ---------
   Net periodic pension cost (benefit)               $ 20,000        $(11,500)      $ 60,000       $(34,500)

Net loss                                                   -                -              -              -
Prior service cost                                         -                -              -              -
                                                     --------        --------      ---------       ---------
  Total recognized in other comprehensive income           -                -              -              -
                                                     --------        --------      ---------       ---------

Total recognized in net periodic benefit cost and

        Other comprehensive income (loss)           $ 20,000         $(11,500)      $  60,000       $(34,500)
                                                    ========        =========       =========       ========


Weighted-average assumptions as of December 31:       2009            2008
                                                      ----            ----
        Discount rate                                 6.25%           6.25%
        Expected return on plan assets                7.50%           7.50%

As of September 30, 2009, there were no contributions to the plan. The Bank does not anticipate contributing in 2009 to fund its pension plan.

Note F - Investment Securities and Mortgage-Backed Securities

The amortized cost, gross unrealized gains and losses and approximate fair value of available for sale securities at September 30, 2009 and December 31, 2008 are as follows:


                                                            September 30, 2009
                                           ------------------------------------------
                                           Amortized   Gross Unrealized       Fair
                                             Cost      Gains     Losses      Value
                                           ------------------------------------------
Available for sale portfolio:                         (in thousands)
-----------------------------
    Debt securities:
        U. S. Agencies                     $ 12,056      $197    $     6    $ 12,247
        Corporate                            16,733       203      1,405      15,531
        Trust preferred securities           10,341        --      4,403       5,938
        State and municipals                 20,742       750        129      21,363
        Small Business Administration            12        --         --          12
                                           --------     -----      -----    --------
                                             59,884     1,150      5,943      55,091
                                           --------     -----      -----    --------
    Residential mortgage-backed securities:
        Fannie Mae                           18,478       637          3      19,112
        Freddie Mac                          17,631       604         --      18,235
        Ginnie Mae                           15,295       425         42      15,678
        Collateralized Mortgage Obligations   7,199        28        822       6,405
                                             58,603     1,694        867      59,430
                                           --------    -------   -------    --------
        Total available for sale           $118,487    $2,844    $ 6,810    $114,521
                                           ========    =======   =======    ========


                                                       December 31, 2008
                                           ------------------------------------------
                                           Amortized   Gross Unrealized       Fair
                                             Cost      Gains     Losses      Value
                                           ------------------------------------------
  Available for sale portfolio:                       (in thousands)
  -----------------------------

    Debt securities:
        U. S. Agencies                     $ 21,002    $  216    $    13    $ 21,205
        Corporate                            16,051        --      3,378      12,673
           Trust preferred securities        11,750        --      2,542       9,208
        State and municipals                 17,274       223        150      17,347
        Small Business Administration            13        --         --          --
                                            -------    ------    -------    --------
                                             66,090       439      6,083      60,446
                                            -------    ------    -------    --------
    Residential mortgage-backed securities
        Fannie Mae                           19,640       283         83      19,840
        Freddie Mac                          22,858       416         83      23,191
        Ginnie Mae                           23,938       533         24      24,447
        Collateralized Mortgage Obligations   7,569        --        730       6,839
                                           --------    ------    -------    --------
                                             74,005     1,232        920      74,317
                                           --------    ------    -------    --------
        Total available for sale           $140,095    $1,671    $ 7,003    $134,763

                                           ========    ======    =======    ========

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:


                                                       September 30, 2009
                                           ------------------------------------------
                                           Amortized   Gross Unrealized       Fair
                                             Cost      Gains     Losses      Value
                                           ------------------------------------------
    Debt securities:                                   (in thousands)

        U. S. Agencies                      $23,974    $ 134    $  33    $  24,075
         Small Business Administration          911       --       14          897
        State and municipals                  8,639      466       --        9,105
                                             33,524      600       47       34,077
    Residential mortgage-backed securities
        Ginnie Mae                            5,792        7       20        5,779
        Fannie Mae                            8,347       --       --        8,347
        Freddie Mac                           2,029       --       --        2,029
                                             16,168        7       20       16,155
        Total held to maturity              $49,692    $ 607    $  67    $  50,232

There were no held to maturity securities at December 31, 2008. As of September 30, 2009 and December 31, 2008, mortgage-backed securities were comprised of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are supported by the full faith and credit of the United States Government. The collateralized mortgage obligations are non-agency issued obligations.

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:



September 30, 2009
                                                             Less than 12 Months              More than 12 Months           Total
                                                               Fair     Unrealized      Fair   Unrealized        Fair     Unrealized
Description of Securities                                     Value       Loss          Value     Loss          Value        Loss
                                                                                        (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
U.S. Agency                                                  $1,332       $  6       $     --      $    --       $ 1,332     $     6
Corporate                                                       964         85          7,302        1,320         8,266       1,405
Trust preferred securities                                       --         --          5,938        4,403         5,938       4,403
State and municipals                                             --         --          3,181          129         3,181         129
Fannie Mae                                                      159          3             --           --           159           3
Ginnie Mae                                                    3,091         42             --           --         3,091          42
Collateralized mortgage obligations                           1,545         38          3,951          784         5,496         822
                                                            -------       -------      ------      -------       -------      ------
Total securities available for sale in
     an unrealized loss position                             $7,091       $174       $ 20,372      $ 6,636       $27,463      $6,810
                                                             ======       ====       ========      =======       =======      ======
U.S. Agency                                                  $3,967       $ 33       $     --      $    --       $ 3,967      $   33
Small business administration                                   897         14             --           --           897          14
Ginnie Mae                                                    2,035         20             --           --         2,035          20
                                                            -------       -------      ------      -------       -------      ------
Total securities held to maturity in
     an unrealized loss position                             $6,899       $ 67       $     --      $    --       $ 6,899      $   67
                                                            =======       ====       ========      =======       =======      ======


December 31, 2008
                                                            Less than 12 Months            More than 12 Months              Total
                                                            Fair     Unrealized       Fair     Unrealized        Fair     Unrealized
Description of Securities                                   Value       Loss          Value       Loss          Value        Loss
                                                                           (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
U.S. Agency                                               $ 1,589       $   13      $    --       $    --       $ 1,589       $   13
Corporate                                                   5,248          414        4,025         2,964         9,273        3,378
Trust preferred securities                                  1,955          262        7,253         2,280         9,208        2,542
State and municipals                                        4,347          150
                                                                                         --            --         4,347          150
Fannie Mae                                                  4,482           61
                                                                                      1,192            22         5,674           83
Freddie Mac                                                 3,919           80          120             3         4,039           83
Ginnie Mae                                                  1,116           24           --            --         1,116           24
Small Business Administration                                  13           --           --            --            13           --
Collateralized mortgage obligations                         6,838          730            1            --         6,839          730
                                                                                     -------        -----       -------       ------
Total securities available for sale in
     an unrealized loss position                          $29,507       $1,734      $12,591       $ 5,269       $42,098       $7,003
                                                          =======       ======      =======       =======       =======       ======

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are government sponsored enterprises that were placed under the conservatorship of the U.S. Government on September 7, 2008. Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

At September 30, 2009, of the eight U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position in our available for sale portfolio, none were in a continuous unrealized loss position for 12 months or more. The unrealized losses at September 30, 2009 were primarily due to the changes in interest rates and continued illiquidity and uncertainty in the market. We do not consider these securities other than temporarily impaired due to the guarantee provided as to the full payment of principal and interest and the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity.

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

At September 30, 2009, of the five non-agency collateralized mortgage obligations in an unrealized loss position, four were in a continuous unrealized loss position of 12 months or more. We have assessed these securities in an unrealized loss position at September 30, 2009 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer, and the delinquency or default rates of the underlying collateral. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity. It is possible that the underlying loan collateral on these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses.

Corporate Debt and Municipal Securities

At September 30, 2009, of the ten corporate debt and municipal securities in an unrealized loss position, nine were in a continuous unrealized loss position of 12 months or more. We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities' amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings. In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity. Included in the nine securities whose unrealized loss position exceeds 12 months was a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. This is a variable rate note based on the three month Treasury bill whose unrealized loss was $180,000 and $1.1 million at September 30, 2009 and December 31, 2008 respectively. In addition, also included was a $2.5 million Sallie Mae (SLMA) bond, maturing May 1, 2012 which is rated below investment grade. This is a variable rate note based on the consumer price index. The unrealized loss at September 30, 2009 and December 31, 2008 was $837,000 and $875,000,
respectively. Both GMAC and SLMA are paying as agreed.

Trust preferred securities

The Company currently has $5.9 million invested in nine trust preferred securities as of September 30, 2009 whose unrealized losses have been in a continuous loss position exceeding 12 months or more. Of the $5.9 million, $4.6 million have variable rates of interest. The unrealized losses at September 30, 2009 and December 31, 2008 on the nine securities totaled $4.4 million and $2.5 million respectively. All of the securities are rated below investment grade as of September 30, 2009. Through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, default probabilities and anticipated losses given the default assumptions and stress tests performed on these securities, six of the trust preferred securities have been considered other-than-temporarily impaired as of September 30, 2009.

The significant inputs utilized in the cash flow analysis are as follows:

                                       Significant inputs at September 30, 2009
                                       ----------------------------------------

Annual prepayment                           0% annually, 100% at maturity
Projected specific defaults/deferrals               19.50% - 52.26%
Projected severity of loss on specific
   defaults/deferrals                                  85% - 100%
Projected additional defaults:
                QTR 2 - 2009                       4% (not annualized)
                QTR 3 - 2009                       3% (not annualized)
                QTR 4 - 2009                       2% (not annualized)
                QTR 1 - 2010                       1% (not annualized)
                Thereafter                         0.50% applied annually
Projected  severity of loss on additional
defaults                                           85% - 100%
Present  value discount rates and margins          Libor + 0.85% - 9.68%

Based on the assumptions utilized, an other than temporary impairment charge of $934,000 was recorded in the third quarter of 2009 and the impairment charge totaled $1.4 million year-to-date. It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the nine months ended September 30, 2009 is as follows (in thousands):

Balance  of  credit   losses  on  debt   securities   for  which  a  portion  of
other-than-temporary impairment was recognized in other comprehensive income, beginning of period (as measured effective April 1, 2009
     upon adoption of ASC Topic 320-10-65                              $    --

Additional credit loss for which other-than-temporary
impairment was not previously recognized                                 1,388

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other
comprehensive income, end of period                                    $ 1,388

Scheduled contractual maturities of our investment securities at September 30, 2009 are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                            Available for Sale         Held to Maturity
                                            ------------------      --------------------
                                            Amortized     Fair       Amortized      Fair
                                            ------------------      --------------------
                                              Cost       Value        Cost          Value
Debt securities:                                                   (In thousands)
     Within one year                       $  4,234    $  4,241   $    53          $     54
     After one year through five years       14,801      14,010     5,160             5,212
     After five years through ten years      21,896      22,454    22,627            22,832
     After ten years                         18,953      14,386     5,684             5,979
                Total debt securities        59,884      55,091    33,524            34,077
      Mortgage-backed securities             58,603      59,430    16,168            16,155
                Total                      $118,487    $114,521   $49,692          $ 50,232


Sales and write-downs of available for sale securities were as follows for the nine months ended:

                                                       September 30, 2009       September 30, 2008
                                                      --------------------      ------------------
                                                                     (In thousands)
Proceeds                                                 $ 19,107               $   25,059
Gross Gains                                              $    514               $      154
Gross Losses                                             $  1,388               $      962

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

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. At September 30, 2009, the allowance for loan losses as a percentage of net loans receivable was 0.97% as compared to 0.87% at December 31, 2008.

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:



                                      Three Months Ended                Nine Months Ended
                                      September 30,  September 30,  September 30, September30,
                                          2009         2008            2009          2008
                                          ----         ----            ----          ----
                                                         (In thousands)


Balance at beginning of period:        $ 2,624       $ 2,528          $ 2,624     $2,511
     Charge-offs                          (191)         (195)            (452)      (383)
     Recoveries                             42            30              143         85
     Provision for loan losses             400           125              560        275
                                       -------       -------            -----     ------
     Balance at end of period          $ 2,875       $ 2,488          $ 2,875     $2,488
                                       =======       =======          =======     ======



Impaired loans were as follows:                     September 30, 2009     December 31, 2008
                                                   -------------------     -----------------
                                                                       (in thousands)
Impaired loans                                       $  2,158                  $   --
Allocated allowance for loan losses                  $    516                  $   --
Average of impaired loans during the year            $    719                  $   --
Cash-basis interest income recognized                $     71                  $   --

Note H - Segment Information

The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its benefit consulting activities and risk management activities. For the three months and nine months ended September 30, 2009 and 2008, the Bank's insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank's benefit consulting activities consisted of those conducted through its wholly owned subsidiary, Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary, Workplace Health Solutions Inc. which was formed in February 2008. Information about the Bank's segments is presented in the following table for the periods indicated:


                                                                   Three Months Ended September 30, 2009
                                                                   -------------------------------------
                                                                                    Benefit      Risk
                                                         Banking       Insurance   Consulting   Management      Total
                                                        Activities    Activities   Activitie    Activities
                                                                               (In thousands)

Net interest income                                    $  4,442      $    --        $   --     $     --      $  4,442
Provision for loan losses                                   400           --            --           --           400

  Net interest income after provision
        for loan losses                                   4,042           --            --          --          4,042

Note H - Segment Information (Continued)

Other income                                              1,337        2,021         1,392          125         4,875
Other expenses                                            4,082        2,076         1,136          177         7,471
Depreciation and amortization                               424           57            39           --           520
                                                       --------      --------      -------     --------      --------
    Income (loss) before income taxes                       873         (112)          217          (52)          926
                                                       --------      --------      -------     --------      --------
Income tax (benefit) expense                                228          (42)           63          (19)          230
        Net income (loss)                              $    645      $   (70)       $  154     $    (33)     $    696
                                                       ========     ========        ======     ========      ========

Total Assets                                           $558,657      $14,282        $4,274     $     79      $577,292
                                                       ========     ========        ======     ========      ========


                                                                   Three Months Ended September 30, 2009
                                                                   -------------------------------------
                                                                                    Benefit      Risk
                                                         Banking       Insurance   Consulting   Management      Total
                                                        Activities    Activities   Activitie    Activities
                                                                                (In thousands)

Net interest income                                    $   3,924     $    --         $    --   $     --      $  3,924
Provision for loan losses                                    125          --              --         --           125
                                                       ---------     -------         -------   -------       --------
  Net interest income after provision
        for loan losses                                    3,799          --              --         --         3,799

Other (loss) income                                       (5,972)      1,967           1,168         43        (2,794)
Other expenses                                             3,526       1,890             964        102         6,482
Depreciation and amortization                                455          62              47          1           565
                                                       ---------     -------         -------   --------      --------
    (Loss) Income before income taxes                     (6,154)         15             157        (60)       (6,042)
Income tax (benefit) expense                              (1,685)         18              76        (23)       (1,614)
                                                       ---------     -------         -------   --------      --------
        Net (loss) income                               $ (4,469)    $    (3)        $    81   $    (37)     $ (4,428)
                                                        =========    =======         ========  ========      ========

Total Assets                                            $ 534,373    $17,970         $ 4,847   $     52      $557,242
                                                        =========    =======         ========  ========      ========


                                                                   Nine Months Ended September 30, 2009
                                                                   ------------------------------------

                                                                                    Benefit      Risk
                                                         Banking       Insurance   Consulting   Management      Total
                                                        Activities    Activities   Activitie    Activities
                                                                               (In thousands)

Net interest income                                     $ 12,792     $    --     $        --   $     --      $ 12,792
Provision for loan losses                                    560          --              --
                                                                                                     --           560
  Net interest income after provision
        for loan losses                                   12,232          --              --         --        12,232
Other income                                               4,192       7,169           4,099        325        15,785
Other expenses                                            12,365       6,311           3,355        499        22,530
Depreciation and amortization                              1,280         172             115          1         1,568
                                                        --------     -------     -----------      -----      --------
    Income (loss) before income taxes                      2,779         686             629       (175)        3,919
Income tax (benefit) expense                                 552         293             261        (66)        1,040
                                                        --------     -------     -----------      -----      --------
        Net income (loss)                               $  2,227     $   393     $       368   $   (109)     $  2,879
                                                        ========     =======          ======   ========      ========
Total Assets                                            $558,657     $14,282     $     4,274   $     79      $577,292
                                                        ========     =======          ======   ========      ========


                                                                   Nine Months Ended September 30, 2008
                                                                   ------------------------------------


                                                                                    Benefit      Risk
                                                         Banking       Insurance   Consulting   Management      Total
                                                        Activities    Activities   Activitie    Activities
                                                                               (In thousands)

Net interest income                                     $ 11,514     $    --     $       --   $     --      $ 11,514
Provision for loan losses                                    275          --             --         --           275
                                                        --------     -------     ----------   --------      --------
Net interest income after provision
        for loan losses                                   11,239          --             --         --        11,239
Other (loss) income                                       (4,326)      6,308          3,686         56         5,724
Other expenses                                            10,912       5,789          2,971        252        19,924
Depreciation and amortization                              1,283         189            139          1         1,612
                                                        --------     -------     ----------   --------      --------

    Income (loss) before income taxes                     (5,282)        330            576       (197)       (4,573)
Income tax (benefit) expense                              (1,599)        177            277        (75)       (1,220)
        Net income (loss)                               $ (3,683)    $   153     $      299   $   (122)     $ (3,353)
                                                        ========     =======     ==========   =========     ========

Total Assets                                            $534,373     $17,970     $    4,847   $     52      $557,242
                                                        ========     =======     ==========   =========     ========


The following represents a reconciliation of the Company's reported segment assets to consolidated assets as of September 30:

                Assets                             2009          2008
                                                   ----          ----
                                                     (In thousands)
Total assets for reportable segments              $577,292      $  557,242
Elimination of intercompany cash balances           (3,166)         (7,337)
                                                  --------      -----------

Consolidated Total                                $574,126      $  549,905
                                                  ========      ===========

Note I - Accounting Pronouncements

In December 2007, the FASB issued a revision of the business combination accounting standard. The revised guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The revised accounting guidance is effective for fiscal years beginning on or after December 31, 2008. The adoption of this standard did not have an impact on the Company's results of operations or financial position.

In December 2007, the FASB issued ASC 810-10-65, "Noncontrolling Interest in Consolidated Financial Statements" which changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets but separate from the parent's equity. ASC 810 -10-65 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The presentation and disclosure requirements have been applied retrospectively for all periods presented. The adoption of this standard resulted in a reclassification of $2.6 million from other liabilities to equity as of December 31, 2008. The adoption of this standard did not have an impact on the results of operations. The noncontrolling interest represents the preferred shareholder minority interest in Oneida Preferred Funding Corp, a real estate investment trust.

In April 2009, the FASB issued ASC Topic 820-35-51, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The ASC provides additional guidance for determining fair value based on observable transactions. The ASC provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an asset or liabilities' fair value. Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indictor of fair value. The ASC is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have an impact on the Company's results of operations or financial position.

In April 2009, the FASB issued ASC Topic 320-10-65. "Transition Related to FSP 115-2 & 124-2 Recognition and Presentation of Other-Than-Temporary Impairments." The ASC eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new ASC requires the issuer to recognize an OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not the issuer will be required sell the security prior to recovery. In the event that the sale of the security in question prior to maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security's cost basis prior to maturity is not probable and an OTTI is recognized, the ASC provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before the recovery of its cost basis, then the entire OTTI will be recognized in earnings. The ASC is effective for interim and annual reporting periods ending after June 15, 2009. As a result of implementing this ASC, the amount of other-than-temporary impairment recognized in income for the nine months ended September 30, 2009 was $1.4 million. Had the standard not been issued, the amount of other-than-temporary impairment that would have been recognized in income for the period would have been $4.9 million.

The Company adopted ASC Topic 855, "Subsequent Events". ASC Topic 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the ASC sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events and transactions that occurred after the balance sheet date. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2009, the FASB released new guidance under ASC 860, "Transfers and Servicing," to improve the relevance, representational faithfulness, and comparability of the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this guidance removes the concept of a qualifying special-purpose entity from current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2009, the FASB amended accounting guidance related to the consolidation of variable interest entities. The amended guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note J - Fair Value

The Company adopted Statement of Financial Accounting Standards ASC 820, "Fair Value Measurements," and ASC 825, "The Fair Value Option for Financial Assets and Financial Liabilities," on January 1, 2008. ASC 825 permits, but does not require, companies to measure many financial instruments and certain other items at fair value. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made. Changes in fair value for the selected instruments are recorded in earnings. As of January 1, 2008, the Company has elected the fair value option for certain preferred and common equity securities.

Fair Value Option

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the nine months ended September 30:


Note J - Fair Value (Continued)

                        Changes in Fair Values for the nine months ended September 30, 2009, for items Measured at Fair Value Pursuant to Election of the Fair Value Option
                        ------------------------------------------------------------------------------
                                                                              Total Changes In
                        Other                                                 Fair Values Included
                        Gains and      Interest             Interest          in Current Period
                        Losses         Income               Expense             Earnings
                        ------------------------------------------------------------------------------
                                              (In thousands)
Assets:
   Trading securities   $ 1,278          30                   -                  $1,308


                        Changes in Fair Values for the nine months ended September 30, 2008, for items Measured at Fair Value Pursuant to Election of the Fair Value Option
                        ------------------------------------------------------------------------------
                                                                              Total Changes In
                        Other                                                 Fair Values Included
                        Gains and      Interest             Interest          in Current Period
                        Losses         Income               Expense             Earnings
                        ------------------------------------------------------------------------------
                                                   (In thousands)
Assets:
   Trading securities   ($7,035)        -                    -                   ($7,035)

Fair Value Measurement

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

      Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities (Level 2 inputs) or unobservable inputs that represents assumptions such as financial forecasts or projected earnings (Level 3 inputs).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

      Impaired Loans: Estimates of fair value used for other collateral supporting commercial loans generally is not observable in the marketplace and therefore, such valuations have been classified as Level 3. Impaired loans had a principal balance of $1,750,000 with a valuation allowance of $516,000 as of September 30, 2009 resulting in an additional provision for loan losses of $516,000 for the three and nine months then ended. There were no impaired loans as of December 31, 2008.

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:



                                            Fair Value Measurements at September 30, 2009 Using
                                                                                Significant
                                                        Quoted Prices in        Other           Significant
                                                        Active Markets for      Observable      Unobservable
                                                        Identical Assets        Inputs          Inputs
Assets:                         September 30, 2009      (Level 1)               (Level 2)       (Level 3)
                                ----------------------------------------------------------------------------
                                                              (In thousands)
Trading securities:
   Common and preferred equity      $  7,220                -                 $   5,145         $   2,075
Available for sale securities:
      U.S. Agency                     12,247                -                    12,247                 -
     Corporate                        15,531                -                    13,243             2,288
     Trust preferred securities        5,938                -                         -             5,938
     State and municipals             21,363                -                    21,363                 -
     Small business administration        12                -                        12                 -
     Residential mortgage-backed
          securities                  59,430                -                    59,430                 -
             Total                  $121,741                -                 $ 111,440         $  10,301



                                            Fair Value Measurements at December 31, 2008 Using
                                                                                Significant
                                                        Quoted Prices in        Other           Significant
                                                        Active Markets for      Observable      Unobservable
                                                        Identical Assets        Inputs          Inputs
Assets:                          December 31, 2008      (Level 1)               (Level 2)       (Level 3)
                                 -----------------    ------------------------------------------------------
                                                                      (In thousands)
Trading securities:
     Common and preferred equity    $  5,941                -                 $   3,921         $   2,020
Available for sale securities:
     U.S. Agency                      21,205                -                    21,205                 -
     Corporate                        12,673                -                    11,173             1,500
     Trust preferred securities        9,208                -                         -             9,208
     State and municipals             17,347                -                    17,347                 -
     Small business administration        13                -                        13                 -
     Residential mortgage-backed
            securities                74,317                -                    73,549               768

             Total                  $140,704                -                 $ 127,208         $  13,496


The Level 3 assets include trust preferred securities, corporate debt and equity securities and a private collateral mortgage obligation. The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2009. There were no sales of Level 3 assets during the nine months ended September 30, 2009 and 2008.


                                                          Fair Value Measurements Using Significant
                                                                 Unobservable Inputs
                                                                 (Level 3)
                                                          ------------------------------------------

                                                                                        Residential
                                                                            Trust        Mortgage
                                                Trading                    Preferred     -backed
                                                Securities      Corporate  Securitites  Securities     Total
                                                --------------------------------------------------------------
                                                                 (In thousands)
Beginning balance January 1, 2009                $2,020         $  1,500    $ 9,208     $  768       $ 13,496
Total gains or losses (realized/unrealized)
  Included in earnings
        Interest income (losses) on securities      (10)               -         (5)        -             (15)


Note J - Fair Value (Continued)

        Other changes in fair value                  70                -          -          -             70
 Included in other comprehensive income (losses)      -              631     (3,624)      (191)        (3,184)

Ending balance March 31, 2009                    $2,080            2,131    $ 5,579       $577       $ 10,367
Total gains or losses (realized/unrealized)
  Included in earnings
        Interest income (losses) on securities      (10)               -         (4)         7             (7)
        Other changes in fair value                  10                -       (454)         -           (444)
 Included in other comprehensive income (losses)      -               94      1,079        416          1,589
Transfers out of Level 3                              -                -          -     (1,000)        (1,000)

Ending balance June 30, 2009                     $2,080         $  2,225    $ 6,200     $    -       $ 10,505
Total gains or losses (realized/unrealized)
  Included in earnings
        Interest income (losses) on securities      (10)               1          -          -             (9)
        Other changes in fair value                   5                -       (934)         -           (929)
 Included in other comprehensive income (losses)      -               62        672          -            734
Transfers out of Level 3                              -                -          -          -              -

Ending balance September 30, 2009                $2,075         $  2,288    $ 5,938     $    -       $ 10,301



                                                          Fair Value Measurements Using Significant
                                                                      Unobservable Inputs
                                                                         (Level 3)
                                                          ------------------------------------------


                                                                          Trust
                                            Trading                      Preferred
                                            Securities     Corporate     Securities     Total
                                            -------------------------------------------------------
                                                                 (In thousands)

Beginning balance January 1, 2008            $1,996        $ 2,360       $  8,045     $ 12,401
Total gains or losses (realized/unrealized)
  Included in earnings
        Interest income on securities           (10)             -             (6)         (16)
        Other changes in fair value            (158)             -              -         (158)
 Included in other comprehensive income           -           (576)          (509)      (1,085)
                                            -------------------------------------------------------
Ending balance March 31, 2008                $1,828        $ 1,784       $  7,530     $ 11,142
Total gains or losses (realized/unrealized)
  Included in earnings
        Interest income on securities           (10)             -             (6)         (16)
        Other changes in fair value             229              -              -          229
 Included in other comprehensive income           -           (134)          (672)        (806)
                                            -------------------------------------------------------
Ending balance June 30, 2008                 $2,047        $ 1,650       $  6,852     $ 10,549
Total gains or losses (realized/unrealized)
  Included in earnings
        Interest income on securities           (10)             -            (8)          (18)
        Other changes in fair value              10              -             -            10
 Included in other comprehensive income           -            359        (1,863)       (1,504)
Transfers into Level 3                            -              -         2,828         2,828
                                            -------------------------------------------------------
Ending balance September 30, 2008            $2,047        $ 2,009       $ 7,809      $ 11,865
                                            =======================================================


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

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:


Note J - Fair Value (Continued)
                                            Fair Value Measurements at September 30, 2009 Using
                                                                        Significant
                                                Quoted Prices in        Other Significant
                                                Active Markets for      Observable Unobservable
                                                Identical Assets        Inputs Inputs
Assets:                    September 30, 2009    (Level 1)              (Level 2)      (Level 3)
                           ---------------------------------------------------------------------
                                                        (In thousands)
    Impaired loans           $  1,234               -                    $  -        $ 1,234


Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 were as follows:


                                                     September 30, 2009           December 31, 2008
                                                     ------------------           -----------------
                                                Carrying       Estimated     Carrying       Estimated
                                                Amount         Fair Value    Amount         Fair Value
                                                --------       ----------    -------        ----------
                                                                    (in thousands)
Financial assets:
     Cash and cash equivalents                  $ 26,914       $  26,914      $ 13,294         $13,294
     Trading securities                            7,220           7,220         5,941           5,941
     Investment securities, available for sale   114,521         114,521       134,763         134,763
     Investment securities, held to maturity      49,692          50,232           N/A             N/A
     Loans receivable, net                       294,568         297,333       301,752         317,625
     Federal Home Loan Bank stock                  2,692             N/A         3,784             N/A
     Accrued interest receivable                   2,334           2,334         2,659           2,659

Financial liabilities:
     Deposits                                   $478,975       $ 476,161      $425,698    $    421,101
     Federal Home Loan Bank advances              31,000          31,335        52,825          52,788
     Notes payable                                     -               -            12              12
     Accrued interest payable                        130             130           332             332

Our fair value estimates are based on our existing on and off balance sheet financial instruments without attempting to estimate the value of any anticipated future business. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on our fair value estimates and have not been considered in these. Our fair value estimates are made as of the dates indicated, based on relevant market information and information about the financial instruments, including our judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in our assumptions could significantly affect the estimates. Our fair value estimates, methods, and assumptions are set forth below for each type of financial instrument.

Cash and Cash Equivalents
The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

Investment Securities
We carry our investment securities held to maturity at cost and we carry our investment securities available for sale at fair value. The fair value estimates of these securities are based on quoted market prices of identical assets or liabilities, where available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information.

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

Deposits
The fair value of our deposits with no stated maturity, such as savings and checking, as well as mortgagors' payments held in escrow, is equal to the amount payable on demand. The fair value of time deposits was estimated by discounting expected maturities at interest rates approximating those currently being offered. The fair value of accrued interest approximates fair value.

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


GENERAL

      Oneida Financial Corp. is the parent company of Oneida Savings Bank ("the Bank"). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primarily derived from its investment in the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans, investment securities and mortgage-backed securities and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, revenue derived from the insurance agency and employee benefit services provided by subsidiaries of the Bank, net gains and losses on sales of investments and loans, and operating expenses such as employee compensation and benefits, occupancy and equipment costs and income taxes. Earnings of the Bank are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, which tend to be highly cyclical, and government policies and actions of regulatory authorities, which events are beyond the control of the Bank. The Company has four primary business segments; it's banking franchise, insurance activities, benefit consulting activities and risk management activities. However, only the banking franchise is deemed material to the Bank's financial condition and results of operations. Consequently, segment disclosures are not presented in the Management's Discussion and Analysis. At December 31, 2008 and September 30, 2009 the Company had 7,745,660 and 7,790,352 respectively of shares outstanding of which 4,309,750 were held by Oneida Financial MHC, the Company's mutual holding company parent.


RECENT DEVELOPMENTS

      The Company announced a semi-annual cash dividend as of July 28, 2009 of $0.24 per share which was paid to its shareholders on August 11, 2009. Oneida Financial MHC waived its receipt of dividends.

      As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments were increased from 0.07% to 0.78%, depending on an institution's risk classification and other factors. In addition, on May 22, 2009 the FDIC adopted a final rule that imposed a 5 basis point special assessment on insured depository institutions to be paid on September 30, 2009, based on assets less tier 1 capital as of September 30, 2009. These changes have resulted, and will continue to result, in increased deposit insurance expense for the Bank in 2009. These increases will be reflected in other expenses in the Bank's income statement in the period of enactment. FDIC insurance premium expense was $878,000 for the nine months ended September 30, 2009 as compared with $41,000 for the nine months ended September 30, 2008.

      On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this prepayment would be due on December 31, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution's base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.

FINANCIAL CONDITION

      ASSETS.  Total  assets at  September  30,  2009 were  $574.1  million,  an increase of $34.0 million from $540.1 million at December 31, 2008. Mortgage-backed securities increased $1.3 million reflecting purchases of $37.4 million of mortgage-backed securities partially offset by the principal collected on and proceeds from sales and maturities of mortgaged-backed securities. Investment securities increased $28.2 million reflecting purchases of $47.3 million of investment securities partially offset by the principal collected on and proceeds from sales and maturities of investment securities. The increase in investment and mortgage-backed securities is primarily the result of the increase in collateral required for pledging against municipal deposit accounts and a decrease in loans receivable partially offset by a decrease in borrowings. Securities held to maturity were purchases in 2009 that are collateral required for pledging against municipal deposits where management has the intent to hold until the contractual maturity of the securities. Loans receivable, including loans held for sale, decreased $6.8 million to $298.3 million at September 30, 2009 compared with $305.1 million at December 31, 2008. Residential loans decreased by $6.8 million since December 31, 2008, after the sale of $48.7 million of fixed-rate residential real estate loans in the secondary market during the nine month period. At September 30, 2009, total commercial real estate loans increased by $4.0 million while commercial business loans decreased by $1.7 million from December 31, 2008. At September 30, 2009 total consumer loans decreased by $2.5 million from December 31, 2008. As a result of the decrease in loans receivable and increase in deposit accounts, cash and cash equivalents increased $13.6 million from $13.3 million at December 31, 2008 to $26.9 million at September 30, 2009. Goodwill and other intangibles totaled $24.9 million as of September 30, 2009 and $25.1 million as of December 31, 2008. Additional goodwill in the amount of $136,000 was recorded for the contingent purchase payment made to Benefit Consulting Group LLC. Under the terms of the agreement, contingent purchase payments based on future performance levels may be made over a five-year period starting with the year ended December 31, 2006. Offsetting this payment was the amortization expense recorded on a monthly basis.

      The allowance for loan losses was $2.9 million and $2.6 million at September 30, 2009 and December 31, 2008, respectively. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. During the current quarter the Company identified an impaired unsecured commercial loan and established a specific reserve for the loan. To date the borrower of the impaired loan has made all payments as agreed. At September 30, 2009 the allowance for loan losses as a percentage of net loans receivable was 0.97% as compared to 0.87% as of December 31, 2008.

      LIABILITIES. Total liabilities increased by $31.7 million to $517.0 million at September 30, 2009 from $485.3 million at December 31, 2008. The increase is primarily the result of an increase in interest-bearing deposits of $52.5 million and an increase in non-interest bearing deposits of $800,000. Contributing to the increase in total deposits has been an increase in municipal deposits offered through Oneida Savings Bank's limited purpose commercial banking subisidiary, State

Bank of Chittenango. Municipal deposits increased $27.9 million to $82.8 million at September 30, 2009 from $54.9 million at December 31, 2008. The increase in total deposits also enabled the Bank to reduce borrowings outstanding by $21.8 million to $31.0 million at September 30, 2009 compared with $52.8 million at December 31, 2008.

      STOCKHOLDERS' EQUITY. Total stockholders' equity increased by $2.3 million to $57.1 million at September 30, 2009 as compared to $54.8 million at December 31, 2008. Stockholders' equity increased $886,000 as a result of the valuation adjustment made for the Company's available for sale investment and mortgage-backed securities. In addition, stockholders' equity decreased by $1.7 million due to the payment of semiannual cash dividends of $0.24 partially offset by the addition of after-tax net income of $2.9 million for the nine months ended September 30, 2009.

      ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on the assets or liabilities.

      AVERAGE BALANCE SHEET. The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008. For the periods indicated, the dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and percentages. The average yields and rates are annualized where appropriate. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance.

      TABLE 1. Average Balance Sheet.


        TABLE 1.  Average Balance Sheet.

                                        Three Months Ended September 30,          Twelve Months Ended Dec. 31,
                                        --------------------------------          ----------------------------
                                           2009                  2008                       2008

                          Average      Interest          Average      Interest           Average      Interest
                          Outstanding  Earned/   Yield/  Outstanding  Earned/   Yield/   Outstanding  Earned/    Yield/
Assets                    Balance      Paid      Rate    Balance      Paid      Rate     Balance      Paid       Rate
------                    -----------  ----      ----    -------      ----      ----     -------      ----       ----
Interest-earning Assets:                        (Dollars in Thousands)
------------------------


  Loans Receivable        $296,541     $4,418   5.96%    $298,448     $4,634    6.21%    $293,499    $18,535     6.32%
  Investment and           160,851      1,701   4.23%     151,614      1,862    4.91%     143,987      7,379     5.12%
Mortgage-Backed
Securities
  Federal Funds             12,621          7   0.22%       3,216         19    2.36%       7,342        169     2.30%
  Equity Securities          6,496        108   6.65%      12,962        136    4.20%      12,814        651     5.08%
                          --------     ------   -----    --------     ------    -----     -------     ------     -----
    Total                  476,509      6,234   5.23%     466,240      6,651    5.71%     457,642     26,734     5.84%
                          --------     ------   -----    --------     ------    -----     -------     ------     -----
Interest-earning Assets

Non interest-earning
Assets:
  Cash and due from banks   13,395                         12,020                          11,725
  Other assets              74,417                         75,544                          74,999
                          --------                       --------                        --------
              Total       $564,321                       $553,804                        $544,366
                          ========                       ========                        ========
assets
Liabilities and
Stockholders' Equity
Interest-bearing
Liabilities:

  Money Market Deposits   $124,357       $398   1.27%     $88,816       $433   1.94%      $83,115     $1,654     1.99%
  Savings Accounts          83,050        127   0.61%      79,718        161   0.80%       77,266        603     0.78%
  Interest-bearing          46,978         37   0.31%      40,652         56   0.55%       40,459        238     0.59%
Checking
  Time Deposits            150,335        863   2.28%     162,388      1,431   3.51%      159,933      6,020     3.76%

  Borrowings                31,145        367   4.68%      57,306        645   4.48%       56,194      2,561     4.56%

  Notes Payable                  0          0   0.00%          70          1   5.68%           88          5     5.68%
                           -------      -----   ----      -------      -----   ----       -------     ------     ----
    Total                  435,865      1,792   1.63%     428,950      2,727   2.53%      417,055     11,081     2.66%
                           -------      -----   ----      -------      -----   ----       -------     ------     ----
Interest-bearing
Liabilities
Non-interest-bearing
Liabilities:
  Demand deposits           62,623                         65,681                          63,711
  Other liabilities         10,122                          4,274                           7,559
                           -------                       --------                        --------
      Total liabilities   $508,610                       $498,905                        $488,325
                          --------                       --------                        --------
Stockholders' equity        55,711                         54,899                          56,041
                          --------                       --------                        --------
Total liabilities and     $564,321                       $553,804                        $544,366
                          ========                       ========                        ========
stockholders' equity

    Net Interest Income                $4,442                         $3,924                         $15,653
                                      =======                         ======                         =======
    Net Interest Spread                         3.60%                          3.18%                             3.18%
                                                ====                           ====                              ====
    Net Earning Assets     $40,644                        $37,290                         $40,587
   Net yield on average    =======                        =======                         =======
      Interest-earning                  3.73%                          3.37%                           3.42%
assets                                  ====                           ====                            ====
    Average
interest-earning
      assets to average
      Interest-bearing                109.32%                        108.69%                         109.73%
liabilities                           ======                         ======                          ======



                                          Nine Months Ended September 30,  Twelve Months Ended Dec. 31,
                          -----------------------------------------------  ----------------------------
                                     2009                 2008                        2008

                          Average      Interest          Average      Interest           Average      Interest
                          Outstanding  Earned/   Yield/  Outstanding  Earned/   Yield/   Outstanding  Earned/    Yield/
Assets                    Balance      Paid      Rate    Balance      Paid      Rate     Balance      Paid       Rate
------                    -----------  ----      ----    -------      ----      ----     -------      ----       ----
Interest-earning Assets:                                (Dollars in Thousands)
------------------------


  Loans Receivable        $298,389    $13,309   5.95%    $290,150    $13,857   6.37%     $293,499    $18,535     6.32%
  Investment and           149,593      5,029   4.48%     143,993      5,410   5.01%      143,987      7,379     5.12%
Mortgage-Backed
Securities
  Federal Funds             13,307         32   0.32%       7,787        160   2.74%        7,342        169     2.30%
  Equity Securities          5,980        320   7.13%      14,891        668   5.98%       12,814        651     5.08%
                          --------     ------   ----      -------     ------   ----       -------     ------     ----
    Total                  467,269     18,690   5.33%     456,821     20,095   5.87%      457,642     26,734     5.84%
                          --------     ------   ----      -------     ------   ----       -------     ------     ----
Interest-earning Assets
Non interest-earning
Assets:
  Cash and due from banks   12,976                         12,408                          11,725
  Other assets              75,382                         74,847                          74,999
                          --------                       --------                        --------
              Total       $555,627                       $544,076                        $544,366
                          ========                       ========                        ========
assets
Liabilities and
Stockholders' Equity
Interest-bearing
Liabilities:

  Money Market Deposits   $112,661     $1,169   1.39%     $79,888     $1,223   2.04%      $83,115     $1,654     1.99%
  Savings Accounts          80,325        365   0.61%      77,097        459   0.80%       77,266        603     0.78%
  Interest-bearing          45,707        111   0.32%      40,104        184   0.61%       40,459        238     0.59%
Checking
  Time Deposits            153,123      2,922   2.55%     161,931      4,757   3.92%      159,933      6,020     3.76%

  Borrowings                37,979      1,331   4.69%      56,781      1,954   4.60%       56,194      2,561     4.56%

  Notes Payable                  1          0   0.00%         106          4   5.04%            5         88     5.68%
                          --------     ------   ----      -------     ------   ----       -------     ------     ----
    Total                  429,796      5,898   1.83%     415,907      8,581   2.76%       11,081    417,055     2.66%
                          --------     ------   ----      -------     ------   ----       -------     ------     ----
Interest-bearing
Liabilities
Non-interest-bearing
Liabilities:
  Demand deposits           60,524                         64,227                                     63,711
  Other liabilities
                            10,567                          6,248                                      7,559
                          --------                       --------                                   --------
      Total liabilities   $500,887                       $486,382                                   $488,325
Stockholders' equity        54,740                         57,695                                     56,041
                          --------                       --------                                   --------
Total liabilities and     $555,627                       $544,077                                   $544,366
                          ========                       ========                                   ========
stockholders' equity

    Net Interest Income               $12,792                        $11,514              $15,653
                                      =======                        =======              =======
    Net Interest Spread                         3.50%                          3.11%                             3.18%
    Net Earning Assets     $37,473                        $40,914                                    $40,587
   Net yield on average    =======                        =======                                    =======
      Interest-earning               3.65%                             3.36%                3.42%
assets                               ====                              ====                 ====
    Average
interest-earning
      assets to average
      Interest-bearing              108.72%                          109.84%              109.73%
liabilities                         ======                           ======               ======


RESULTS OF OPERATIONS


      GENERAL. Net income for the three months ended September 30, 2009 was $696,000, an increase of $5.3 million from a net loss of $4.6 million for the three months ended September 30, 2008. Net income for the nine months ended September 30, 2009 was $2.9 million, an increase of $6.2 million from a net loss of $3.4 million for the nine months ended September 30, 2008. The increase in net income was primarily the result of the 2008 periods being negatively affected by the significant decline in carrying value of Federal Home Loan Mortgage Corporation (`Freddie Mac") perpetual preferred stock Page 29 of 37 following the announcement by the United States Treasury and the Federal Housing Finance Agency ("the FHFA") that Freddie Mac was placed under conservatorship during September 2008.

      INTEREST INCOME. Interest and dividend income decreased by $417,000 or 6.3%, to $6.2 million for the three months ended September 30, 2009 from $6.7 million for three months ended September 30, 2008. The decrease in interest income was the result of a decrease in the yield of 48 basis points on interest earning assets partially offset by an increase in the average balances of interest-earning assets of $10.3 million during the 2009 period. For the nine months ended September 30, 2009, interest and dividend income decreased by $1.4 million or 7.0%, to $18.7 million from $20.1 million for the nine months ended September 30, 2008.

      Interest on loans decreased $216,000 to $4.4 million for the three months ended September 30, 2009 from $4.6 million for the three months ended September 30, 2008. The decrease in interest income on loans is a result of a decrease of 25 basis points in the average yield to 5.96% for the three months ended September 30, 2009 from 6.21% for the three months ended September 30, 2008 as well as an increase of $1.9 million in the average balance of loans receivable for the three months ended September 30, 2009 as compared with the same period in 2008. For the nine months ended September 30, 2009, interest on loans decreased $548,000 or 4.0%, from $13.9 million for the same period in 2008. The average balance of loans for the nine month period increased $8.2 million while the average yield decreased 42 basis points to 5.95% during the 2009 period from 6.37% during the 2008 period. The decrease in yield reflected the decrease in market interest rates and the reduction of 200 basis points in the federal funds target rate.

      Interest on investments and mortgage-backed securities decreased $161,000 as a result of a decrease in the average yield of 68 basis points from 4.91% for the three months ended September 30, 2008 to 4.23% for the three months ended September 30, 2009 partially offset by an increase in the average balance of investment securities and mortgage-backed securities of $9.2 million for the three months period ending September 30, 2009 as compared with the same period in 2008. For the nine months ended September 30, 2009, interest on investments and mortgage-backed securities decreased $381,000 as compared with the same period in 2008 due to a decrease in the average yield of 53 basis points offset by an increase in the average balance of investments and mortgage-backed securities of $5.6 million. The increase in investment and mortgage-backed securities is primarily the result of the increase in collateral required for pledging against municipal deposit accounts.

      Interest income from federal funds decreased during the three months ended September 30, 2009 to $7,000 as compared with $19,000 for the 2008 period. The decrease in interest income is primarily due to a decrease of 214 basis points in the average yield offset by an increase in the average balance of $9.4 million. For the nine months ended September 30, 2009, interest income on federal funds decreased $128,000 due to a decrease in the average yield of 242 basis points offset by an increase in the average balance of $5.5 million as compared with the same period in 2008.

      Interest income from equity securities decreased $28,000 as a result of a decrease in the average balances of $6.5 million for the three month period ending September 30, 2009 as compared with the same period in 2008. For the nine months ended September 30, 2009, interest income from equity securities decreased $348,000 as a result of a decrease in the average balances of $8.9 million for the period as compared with the same period in 2008. The decrease in the average balance was the result of the continued decline in market values for equity securities in our portfolio during 2009.

      INTEREST EXPENSE. Interest expense was $1.8 million for the three months ended September 30, 2009, a decrease of $935,000 or 34.3% from the same period in 2008. The decrease in interest expense is due to a decrease in interest paid on deposit accounts. Interest expense on deposits decreased $656,000 and totaled $1.4 million for the three months ended September 30, 2009 as compared to $2.1 million for the three month period in 2008. The average cost of deposits was 1.40% for the three month period ending September 30, 2009 compared with 2.22% for the three month period in 2008. In addition, the average balance of deposit accounts increased $33.1 million during the three months ended September 30, 2009 from the three months ended September 30, 2008. Interest expense on borrowed funds totaled $367,000 for the third quarter of 2009 compared with $645,000 for the 2008 period. The average balance of borrowings decreased $26.2 million for the three months period ending September 30, 2009 as compared with the same period in 2008. For the nine months ended September 30, 2009 interest expense on borrowings decreased $623,000 due to a decrease in the average balance outstanding of borrowings to $38.0 million as compared to $56.8 million for the nine month period in 2008. The decrease in borrowings was due to the planned repayment of Federal Home Loan Bank advances upon maturity. Interest expense on deposits decreased $2.1 million and totaled $4.6 million for the nine months ended September 30, 2008 as compared to $6.6 million for the nine month period in 2008. For the nine months ended September 30, 2009, the average cost of deposits was 1.56% as compared with 2.47% for the nine month period in 2008. In addition, the average balance of deposit accounts increased $32.8 million for the nine months ended September 30, 2009 as compared with nine months ended September 30, 2008.

      PROVISION FOR LOAN LOSSES. The total provision for loan losses for the three months ended September 30, 2009 and 2008 was $400,000 and $125,000 respectively. The total provision for loan losses for the nine months ended September 30, 2009 and 2008 was $560,000 and $275,000, respectively. The allowance for loan losses was $2.9 million as of September 30, 2009 and $2.5 million as of September 30, 2008. During the current quarter the Company identified an impaired unsecured commercial loan and established a specific reserve for the loan. To date the borrower of the impaired loan has made all payments as agreed. The ratio of the loan loss allowance to net loans receivable is 0.97% at September 30, 2009 as compared with a ratio of 0.83% of loans receivable at September 30, 2008. Management continues to monitor changes in the loan portfolio mix in response to the redirection of loan asset origination and retention toward consumer and commercial business loans. The method utilized to evaluate the adequacy of the allowance level accounts for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Provisions to the allowance are made as management assesses the level of allowance to maintain it at a level which is considers adequate to provide for probable incurred loan losses.

      OTHER INCOME. Other operating income increased by $7.7 million for the three month period ending September 30, 2009 compared with the same period in 2008 to $4.9 million from a loss of $2.8 million. The increase in other income was primarily due to an increase in the change in fair value of trading securities as well as an increase in commissions and fees on the sale of non-banking products through the Company's subsidiaries for the three months ended September 30, 2009 as compared with the same period during 2008. Commissions and fees on sales of non-banking products was $3.5 million for the three months ended September 30, 2009 as compared to $3.2 million for the same period in 2008. Oneida Financial Corp. has identified the preferred and common equity securities it holds in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement. For the three months ended September 30, 2009 the market value of the Bank's trading securities increased $739,000 as compared with a decrease of $6.4 million in the 2008 period. The 2008 periods were negatively impacted by the significant decline in value of Freddie Mac perpetual preferred stock following the announcement by the United States Treasury and the FHFA that Freddie Mac was placed under conservatorship during September 2008. Offsetting the increase in other income was an impairment charge of $934,000 recorded for the three months ended September 30, 2009 for four trust preferred securities which were determined to be other-than-temporarily impaired. The trust preferred securities owned by the Company are diversified pools of collateralized debt obligations primarily issued by domestic financial institutions and their holding companies. For the three months ended September 30, 2008, the Company recorded an other-than-temporary impairment charge on a Lehman Brothers medium term note of $831,000 following their bankruptcy announcement in September 2008. For the nine month period ending September 30, 2009, other operating income increased by $10.1 million to $15.8 million from $5.7 million for the same period in 2008. Commissions and fees on sales of non-banking products was $11.6 million for the nine months ended September 30, 2009 as compared to $10.0 million for the same period in 2008. In addition, the non-cash change in fair value as of September 30, 2009 was a gain of $1.3 million as compared to a loss of $7.0 million that was recognized as of September 30, 2008. Net investment gains for the nine months ended September 30, 2009 were $514,000 compared with net investment gains of $24,000 for the nine months ended September 30, 2008.

      OTHER EXPENSES. Other operating expenses increased by $1.0 million or 13.4%, to $8.0 million for the three months ended September 30, 2009 from $7.0 million for the same period in 2008. The increase in noninterest expense is primarily the result of an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases. In addition, an increase in premiums being assessed by the Federal Deposit Insurance Corporation for the current calendar year has resulted in additional non-interest expense of $206,000 for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. Other operating expenses increased by $2.6 million or 11.9%, to $24.1 million for the nine months ended September 30, 2009 from $21.5 million for the same period in 2008. The premiums being assessed by the Federal Deposit Insurance Corporation for the nine months ended September 30, 2009 increased $837,000 compared to the nine month period ended September 30, 2008. It is expected that deposit insurance premiums will continue to be higher in future periods.

      INCOME TAX. Income tax expense increased to $230,000 for the three months ended September 30, 2009 as compared to a tax benefit of $1.6 million for the third quarter 2008. For the nine months ended September 30, 2009, income tax expense increased to $1.0 million from a tax benefit of $1.2 million for the nine months ended September 30, 2009. Net income increased from a net loss of $3.4 million to net income of $2.9 million for the nine month period while the effective tax rate decreased to 26.5% for the nine months of 2009 from 26.7% for the nine months of 2008 to reflect the overall tax rate expected to be in effect for 2009.

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

      The primary investing activities of the Company are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2009, loan originations totaled $38.1 million compared to $31.6 million during the third quarter of 2008. The purchases of investment and mortgage-backed securities totaled $26.1 million during the third quarter of 2009 as compared to $14.9 million during the third quarter of 2008. The purchases of investment securities were funded due to additional liquidity provided by increased deposits.

      Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and two commercial banks that provide funding sources for lending, liquidity and asset and liability management as needed. During the third quarter of 2009 cash flows provided by the sale, principal payments and maturity of securities available for sale was $16.7 million compared to $25.6 million for the same period in 2008.

      In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customer's creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2009 the Company had outstanding commitments to originate loans of approximately $6.2 million. These commitments generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $6.3 million at September 30, 2009.

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $51.6 million at September 30, 2009 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of September 30, 2009 the total of cash, interest-earning demand accounts and federal funds sold was $26.9 million.

      At  September  30,  2009,  the  Bank  exceeded  all   regulatory   capital
requirements. The current requirements and the actual levels for the Bank are detailed in the following table.




                                                                                   To Be Well
                                                                                Capitalized Under
                                                          For Capital           Prompt Corrective
                                     Actual            Adequacy Purposes        Action Provisions
                              -------------------    --------------------     -------------------
                               Amount      Ratio       Amount      Ratio       Amount       Ratio

As of September 30, 2009:                            (Dollars in thousands)


     Total Capital
       (to Risk Weighted
       Assets)                $40,831      10.30%    $ 31,711       8%         $39,638        10%
     Tier I Capital
       (to Risk Weighted
       Assets)                $37,955       9.58%    $ 15,855       4%         $23,783         6%
     Tier I Capital
       (to Average Assets)    $37,955       7.03%    $ 21,603       4%         $27,004         5%



                                                                                     To Be Well
                                                                                  Capitalized Under
                                                           For Capital           Prompt Corrective
                                     Actual             Adequacy Purposes        Action Provisions
                               -------------------     --------------------    ----------------------
                                 Amount    Ratio        Amount     Ratio         Amount       Ratio

As of December 31, 2008:                                 (Dollars in thousands)
     Total Capital
       (to Risk Weighted
       Assets)                $37,214      10.21%     $ 29,165       8%         $36,457       10%
     Tier I Capital
       (to Risk Weighted
       Assets)                $34,590       9.49%     $ 14,582       4%         $21,873        6%
     Tier I Capital
       (to Average Assets)    $34,590       6.64%     $ 20,837       4%         $26,046        5%



ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the  Three  and  Nine  Months  Ended  September  30,  2009  and  2008
(unaudited)



        (Annualized where appropriate)                   Three Months Ending      Nine Months Ended
                                                             September 30,            September 30,
                                                          2009         2008       2009      2008
                                                         -----        -----       ----      ----
        Performance Ratios:

          Return (loss) on average assets                  0.49%       (3.20%)    0.69%   (0.82%)
                 Return (loss) on average equity           5.00%      (32.36%)    7.01%   (7.75%)
                Net interest margin                        3.73%        3.37%     3.65%    3.36%

           Efficiency Ratio                               84.52%       82.38%    83.09%   84.24%
                 Ratio of operating expense
               to average total assets                     5.66%        5.09%     5.78%    5.28%
           Ratio of average interest-earning assets
               to average interest-bearing liabilities   109.32%      108.69%   108.72%  109.84%

        Asset Quality Ratios:

          Non-performing assets to total assets            0.40%        0.11%     0.40%    0.11%

          Allowance for loan losses
               to non-performing loans                 1,110.04%      555.36% 1,110.04%  555.36%
            Allowance for loan losses
               to loans receivable, net                    0.97%        0.83%     0.97%    0.83%

        Capital Ratios:

            Total stockholders' equity to total assets     9.95%        9.22%     9.95%    9.22%
                  Average equity to average assets         9.87%        9.91%     9.85%   10.60%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond Management's control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at September 30, 2009, in a rising interest rate environment, Management would expect that the Company's cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

                             ONEIDA FINANCIAL CORP.
                                AND SUBSIDIARIES

                           Part II - Other Information

Item 1  Legal Proceedings

      Much of the Bank's market area is included in the 270,000-acre land claim of the Oneida Indian Nation ("Oneidas"). The land claim area is held primarily by private persons. Over 20 years ago the United States Supreme Court ruled in favor of the Oneidas in a lawsuit which management believes was intended to encourage the State of New York to negotiate an equitable settlement in a land dispute that has existed over 200 years.

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

A legislative proposal has been introduced that would eliminate the primary federal regulator of Oneida Financial, MHC and Oneida Financial Corp. and require Oneida Financial Corp. to become a bank holding company.

      The U.S. Treasury Department recently introduced proposed legislation that would significantly change the current bank regulatory system. The proposal would create a new federal banking regulator, the National Bank Supervisor, and Page 35 of 37 merge the Office of Thrift Supervision, which is the primary federal regulator of Oneida Financial, MHC and Oneida Financial Corp., as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into the new federal bank regulator.

      Under this legislation as proposed, Oneida Financial Corp. would become a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System instead of the Office of Thrift Supervision. As a bank holding company, Oneida Financial Corp. may become subject to regulatory capital requirements it would not be subject to as a savings and loan holding company and certain restrictions on its activities. Compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity during the three months ended September 30, 2009. The shares repurchased were stock options that were exercised using reload options. Our current repurchase plan of 250,000 was announced on February 13, 2008 and represents 3.2% of the common stock outstanding. The plan has no expiration date.


-------------------------------- ------------ ----------- ------------------------ --------------------
Period                           Total        Average     Total Number of Shares   Maximum Number of
                                 Number of    Price       Purchased as Part of     Shares that May
                                 Shares       Paid per    Publicly Announced       Yet Be Purchased
                                 Purchased    Share       Plans                    Under the Plan
-------------------------------------------------------------------------------------------------------
July 1, 2009 - July 31, 2009     --           --          --                       --
-------------------------------------------------------------------------------------------------------
August 1, 2009 -August 31, 2009  6,653        $10.75      --                       --
-------------------------------------------------------------------------------------------------------
September 1, 2009 - September    --           --          --                       --
30, 2009
-------------------------------------------------------------------------------------------------------
Total                            6,653        $10.75      --                       250,000
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

                                          ONEIDA FINANCIAL CORP.


Date:   November 13, 2009                 By:    /s/ Michael R. Kallet
                                          --------------------------------------
                                          Michael R. Kallet
                                          President and Chief Executive Officer


Date:   November 13, 2009                 By:    /s/ Eric E. Stickels
                                          --------------------------------------
                                          Eric E. Stickels
                                          Executive Vice President and Chief
                                          Financial Officer