Form 10-K
period 2009-12-31
ONEIDA FINANCIAL CORP
filed 2010-03-12
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                            to
Commission File No. 000-25101
ONEIDA FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Federal	16-1561678

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

182 Main Street, Oneida, New York	13421-1676

(Address of Principal Executive Offices)	Zip Code
(315) 363-2000
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. YES ☐ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate market value of the 3,500,926 shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price ($9.25) on June 30, 2009, as reported by the Nasdaq Market, was approximately $32.4 million. As of February 28, 2010, there were issued and outstanding 7,809,420 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Part II).

PART I
ITEM 1. BUSINESS
The Companies
     Plan of Conversion and Reorganization
     As of February 9, 2010, the Board of Directors of Oneida Financial, MHC and Oneida Savings Bank adopted a Plan of Conversion and Reorganization providing for the conversion of the MHC into the capital stock form of organization resulting in the formation of a new state- chartered stock holding company, Oneida Financial Corp. (“Holding Company”), which was recently organized under Maryland law. Under the plan, the existing shares of the common stock of Oneida Financial Corp., a federal corporation (the “Company”), owned by Public Stockholders will be converted pursuant to an exchange ratio into shares of common stock of the new Holding Company (“Holding Company Common Stock”). Simultaneously, with the Conversion and Reorganization, the Holding Company will conduct a stock offering which represents the 55.2% ownership interest in the Company now owned by the MHC. The Conversion will result in the Bank being wholly owned by a state-chartered stock holding company which is owned by public stockholders. Shares of conversion stock will be offered in a subscription offering in descending order of priority to eligible deposit account holders, the Bank’s tax qualified employee benefit plan, then to other depositors of the Bank. Any shares of the new Holding Company’s common stock not sold in the subscription offering will be offered for sale to the general public, giving preference to natural persons residing in the Bank’s market area and to the public stockholders of the Company as of a record date to be determined.
     Upon completion of the plan, the public will own 100% of the outstanding stock of the Holding Company. The Holding Company will own 100% of the Bank.
     Oneida Financial, MHC
     Oneida Financial, MHC is the federally chartered mutual holding company of Oneida Financial Corp., a federal corporation. Oneida Financial, MHC’s principal business activity is the ownership of 4,309,750 shares of common stock of Oneida Financial Corp., or 55.2% of the issued and outstanding shares as of February 28, 2010.
     Oneida Financial, MHC’s executive offices are located at 182 Main Street, Oneida, New York 13421. Its telephone number at this address is (315) 363-2000.
     Oneida Financial Corp.
     Oneida Financial Corp. is a federally chartered corporation that owns all of the outstanding common stock of The Oneida Savings Bank (“Oneida Savings Bank”), a New York chartered savings bank. At December 31, 2009, Oneida Financial Corp. had consolidated assets of $590.5 million, deposits of $489.4 million and stockholders’ equity of $59.1 million. As of February 28, 2010, Oneida Financial Corp., the federally chartered corporation, had 7,809,402 shares of common stock issued and outstanding. As of that date, Oneida Financial, MHC owned 4,309,750 shares of common stock of Oneida Financial Corp., representing 55.2% of the issued and outstanding shares of common stock. The remaining shares were owned by the public.
     Oneida Financial Corp.’s executive offices are located at 182 Main Street, Oneida, New York 13421. Its telephone number at this address is (315) 363-2000 and its website address is www.oneidafinancial.com. Information on this website is not and should not be considered to be a part of this annual report and Form 10-K.

     Oneida Savings Bank
     Oneida Savings Bank is a New York chartered savings bank headquartered in Oneida, New York. Oneida Savings Bank was originally founded in 1866 as a mutual (meaning no stockholders) savings bank. In 1998, Oneida Savings Bank converted to a New York chartered stock savings bank and reorganized from the mutual to the two-tiered mutual holding company form of organization. Since 1998 the Bank has grown its traditional community banking franchise organically and through acquisitions of banks and nonbank companies that offer insurance sales, financial services, employee benefit consulting and other risk management products and services. The expansion into insurance and other financial services businesses has enabled Oneida Savings Bank to evolve from a traditional savings bank to a full-service financial services organization.
     Oneida Savings Bank’s deposits are insured by the FDIC up to the maximum amount permitted by law. Oneida Savings Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and 11 full service branch offices and using those deposits, together with funds generated from operations and borrowings to make one-to-four family residential and commercial real estate loans, consumer loans and commercial business loans and to invest in mortgage-backed and other securities. Municipal deposit banking services are provided through a limited purpose commercial bank subsidiary, The State Bank of Chittenango. Oneida Savings Bank also sells insurance and other commercial services and products through Bailey & Haskell Associates, Inc., its wholly owned insurance agency subsidiary, and provides employee benefits consulting services through Benefit Consulting Group, Inc., its wholly owned consulting services subsidiary. In addition, Oneida Savings Bank provides risk management services to help mitigate and prevent work related injuries through its wholly owned subsidiary Workplace Health Solutions, Inc. Oneida Savings Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation and the New York State Banking Department.
     Oneida Savings Bank’s executive offices are located at 182 Main Street, Oneida, New York 13421. Its telephone number at this address is (315) 363-2000 and its website address is www.oneidabank.com. Information on this website is not and should not be considered to be a part of this annual report and Form 10-K.
     The State Bank of Chittenango
     The State Bank of Chittenango is a New York chartered limited purpose commercial bank headquartered in Chittenango, New York. Oneida Savings Bank acquired State Bank of Chittenango in 2002 and retained the municipal banking operations of the bank in a limited purpose wholly owned subsidiary. New York State law prohibits a savings bank from soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). Holding The State Bank of Chittenango as a limited purpose commercial bank subsidiary has enabled us to offer municipal deposit banking services throughout our market area. At December 31, 2009, State Bank of Chittenango held $110.6 million in assets, consisting primarily of U.S. Government obligations and mortgage-backed securities. The investment securities maintained at State Bank of Chittenango are used to collateralize $86.0 million in municipal deposits. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp.’s investments and deposits include the investments and deposits that are held by State Bank of Chittenango.
     Bailey & Haskell Associates
     Bailey & Haskell Associates, Inc. is the wholly owned insurance agency subsidiary of Oneida Savings Bank and is headquartered in Oneida, New York. It has six other offices in New York State and one office in South Carolina. Oneida Savings Bank completed the acquisition of Bailey & Haskell Associates in 2000. Bailey & Haskell Associates is a full-service insurance and financial services firm with over 90 employees providing services to over 19,000 customers. Bailey & Haskell Associates offers personal and commercial property insurance and other risk management products and services. Bailey & Haskell Associates represents many leading insurance companies, including Travelers, CNA, Hartford, Progressive, Cincinnati and Utica National. We have acquired five insurance agencies in the six years following the acquisition of Bailey & Haskell Associates, including Parsons, Cote & Company which was added during 2006. All of the acquired insurance agencies were merged into Bailey & Haskell Associates. The combination of acquired agencies and organic growth has resulted in total revenue for the year ended December 31, 2009 of $9.7 million. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Bailey & Haskell Associates.
     Benefit Consulting Group
     Benefit Consulting Group, Inc., originally acquired in 2006, is the wholly owned employee benefits consulting and retirement plan administration subsidiary of Oneida Savings Bank. Benefit Consulting Group is headquartered in Oneida, New York and operates from offices in North Syracuse, New York and satellite offices in several branch offices of Oneida Savings Bank. Benefit Consulting Group currently serves more than 700 corporate and personal clients and offers employee benefit related services that are complementary to those provided by Oneida Savings Bank and Bailey & Haskell Associates. Benefit Consulting Group provides investment management, financial planning and estate planning services to individuals, and provides defined contribution and benefit plans, actuarial services and human resource management services to businesses. Benefit Consulting Group had total revenue of $5.7 million for the year ended December 31, 2009. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Benefit Consulting Group.
     Workplace Health Solutions
     Workplace Health Solutions, Inc. is the wholly owned risk management subsidiary of Oneida Savings Bank. It is headquartered in Oneida, New York and operates from offices in North Syracuse, New York. Workplace Health Solutions was established in January 2008 as a risk management company with services to help mitigate and prevent work related injuries. Specifically, Workplace Health Solutions works with employers to develop informed hiring programs, coordinates employee training programs and consults with and advises employers relative to workers’ compensation coverage and incidents. In addition, this subsidiary develops a network of medical professionals to evaluate injured workers and arrange for proper treatment of and recovery from workplace injuries from a risk management perspective. Workplace Health Solutions was developed to complement and refer the products and services offered by our other subsidiaries with an overall philosophy of providing innovative risk management services. Workplace Health Solutions had total revenue of $491,000 for the year ended December 31, 2009. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Workplace Health Solutions.
     Oneida Preferred Funding Corp.
     Oneida Savings Bank established Oneida Preferred Funding Corp. in 1999 as a wholly owned real estate investment trust subsidiary. At December 31, 2009, Oneida Preferred Funding Corp. held $51.1 million in mortgage and mortgage related assets. All disclosures in this Form 10-K relating to Oneida Financial Corp.’s loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

Market Area
     We conduct business from our headquarters and 10 full service branch offices throughout Madison and Oneida Counties and 1 full service branch office in Onondaga County in New York. Our primary lending area is Madison and Oneida Counties in New York and surrounding counties and most of our deposit customers reside in the same area. The City of Oneida is located approximately 30 miles east of Syracuse and 20 miles west of Utica. Our market area is characterized as rural and serves as a bedroom community to the cities of Syracuse and Utica, New York. The economy in our market area is relatively diverse with health care, college/university, financial/insurance and tourism/recreation being the most prominent sectors as well as light manufacturing and technology related industries. The largest employers in our market area includes Oneida Nation’s Turning Stone Casino and Resort, Oneida Healthcare Center and other local and regional medical facilities, Colgate University and Morrisville College. There are also many small to mid-sized businesses that employ fewer than 100 persons and support the local economy. Madison, Oneida and Onondaga Counties have a total population of 760,000 and total households of 302,000 according to SNL Financial. Since 2000, our primary market area has had population declines with the exception of Madison County which has demonstrated population growth generally in line with the New York state average according to SNL Financial.
     In view of the current economic downturn and despite the population trends, our primary market area has remained a stable banking market. As of December 2009, the unemployment rates in Madison, Oneida and Onondaga Counties in New York were 8.4%, 7.5% and 7.6%, respectively, compared to the States of New York average of 8.8% and the national average of 9.7%, according to the United States Department of Labor. As of June 30, 2009, median household income levels ranged from $47,038 to $53,512 in the three counties were we maintain branch offices. The median household income growth rates of persons residing in Oneida, Madison and Onondaga Counties were below that of New York State and the United states from 2000 to 2009. However, the median household income growth rates in Madison, Oneida and Onondaga Counties are expected to grow at rates of 7.8%, 9.8% and 8.7%, respectively, between 2009 and 2014 compared to 6.1% for the State of New York average and 4.1% for the national average according to estimates by SNL Financial.
Competition
     Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. Moreover, credit unions which offer substantially the same services as we offer are not subject to federal or state income taxation. Trends toward consolidation of the financial services industry and the removal of restrictions on interstate branching and banking powers may make it more difficult for smaller institutions such as Oneida Savings Bank to compete effectively with large national and regional banking institutions. Our profitability depends upon the ability to successfully compete in our market area.
Lending Activities
     General. Our principal lending activity has been the origination for retention in our portfolio of adjustable-rate mortgage (“ARM”) loans collateralized by one-to-four family residential real estate located within our primary market area. As a result of the continuation of relatively low market interest rates in recent periods, borrowers have shown a preference for fixed-rate loans. Consequently, in recent periods we have originated more fixed-rate one-to-four family loans for resale in the secondary market, without recourse and on a servicing retained basis. In order to complement our traditional emphasis of one-to-four family residential real estate lending, management has sought to increase the number of higher yielding commercial real estate loans, consumer loans and commercial business loans. To a limited extent, we will originate loans secured by multi-family properties.

     Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio (included loans held for sale) in dollar amounts and in percentages (before deductions for allowance for loan losses) as of the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$101,095	33.8%	$108,702	35.7%	$98,707	34.4%	$85,467	34.2%	$81,018	34.1%
Multi-family	8,915	3.0	5,824	1.9	3,988	1.4	2,423	0.9	2,695	1.1
Home equity	43,014	14.4	39,684	13.0	32,363	11.3	25,088	10.1	22,189	9.3
Construction and land	4,731	1.6	1,331	0.4	4,225	1.5	6,496	2.6	4,860	2.0
Commercial real estate	59,178	19.8	60,516	19.8	63,936	22.2	50,714	20.4	48,746	20.5

Total real estate loans	216,933	72.6	216,057	70.8	203,219	70.8	170,188	68.2	159,508	67.0

Consumer Loans:
Automobile loans	39,067	13.1	41,879	13.7	38,871	13.5	39,885	16.0	41,123	17.3
Recreational Vehicles	1,278	0.4	1,347	0.4	1,156	0.4	968	0.4	920	0.4
Personal loans	1,897	0.6	2,715	0.9	2,680	1.0	2,236	1.0	2,058	0.9
Other consumer loans	768	0.3	877	0.3	1,070	0.4	953	0.3	794	0.3

Total consumer loans	43,010	14.4	46,818	15.3	43,777	15.3	44,042	17.7	44,895	18.9

Commercial business loans	38,797	13.0	42,241	13.9	39,933	13.9	35,292	14.1	33,633	14.1

Total consumer and commercial business loans	81,807	27.4	89,059	29.2	83,710	29.2	79,334	31.8	78,528	33.0

Total loans	$298,740	100.0%	$305,116	100.0%	$286,929	100.0%	$249,522	100.0%	$238,036	100.0%

Less:
Allowance for losses	2,901		2,624		2,511		2,081		1,959

Total loans receivable, net	$295,839		$302,492		$284,418		$247,441		$236,077

     The following table sets forth the composition of our loan portfolio (including loans held for sale) by fixed and adjustable rates at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
One-to-four family	$33,121	11.1%	$33,182	11.0%	$36,141	12.6%	$25,483	10.2%	$25,655	10.8%
Multi-family	145	0.0	175	0.0	67	0.0	—	—	—	—
Home equity	14,736	4.9	20,198	6.6	17,317	6.1	13,002	5.3	10,716	4.5
Construction and land	4,592	1.6	1,191	0.4	2,481	0.9	6,418	2.6	4,275	1.8
Commercial real estate	3,390	1.1	3,212	1.0	4,230	1.4	3,240	1.3	3,928	1.7

Total real estate loans	55,984	18.7	57,958	19.0	60,236	21.0	48,143	19.4	44,574	18.8

Total consumer loans	41,919	14.0	44,992	14.7	42,657	14.9	43,380	17.4	44,189	18.6

Total commercial loans	21,337	7.2	21,112	7.0	17,770	6.2	17,157	6.9	14,112	5.9

Total fixed-rate loans	119,240	39.9	124,062	40.7	120,663	42.1	108,680	43.7	102,875	43.3

ADJUSTABLE-RATE LOANS:
Real Estate Loans:
One-to-four family	$67,974	22.7%	$75,520	24.7%	$62,566	21.8%	$59,984	24.0%	$55,363	23.3%
Multi-family	8,770	3.0	5,649	1.9	3,921	1.4	2,423	0.9	2,695	1.1
Home equity	28,278	9.5	19,486	6.4	15,046	5.2	12,086	4.8	11,473	4.8
Construction and land	139	0.0	140	0.0	1,744	0.6	78	0.0	585	0.2
Commercial real estate	55,788	18.7	57,304	18.8	59,706	20.8	47,474	19.1	44,818	19.1

Total real estate loans	160,949	53.9	158,099	51.8	142,983	49.8	122,045	48.8	114,934	48.3

Total consumer loans	1,091	0.4	1,826	0.6	1,120	0.4	662	0.3	706	0.3

Total commercial business loans	17,460	5.8	21,129	6.9	22,163	7.7	18,135	7.2	19,521	8.2

Total adjustable-rate loans	179,500	60.1	181,054	59.3	166,266	57.9	140,842	56.3	135,161	56.7

Total loans	298,740	100.0%	305,116	100.0%	286,929	100.0%	249,522	100.0%	238,036	100.0%

Less:
Allowance for loan losses	2,901		2,624		2,511		2,081		1,959

Total loans receivable, net	$295,839		$302,492		$284,418		$247,441		$236,077

     One-to-four family Residential Loans. One of our primary lending activities is the origination of one-to-four family residential mortgage loans secured by property located in our primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. However, we will originate one-to-four family loans with loan-to-value ratios of up to 97%, provided the borrower obtains private mortgage insurance. Fixed-rate loans are originated for terms of up to 30 years. One-to-four family fixed-rate loans are offered with a monthly payment feature. We do not originate and have not originated sub-prime, Alt-A, negative amortization or other higher risk residential mortgage loans.
     We originate both adjustable-rate and fixed-rate one-to-four family loans. As a result of the continued low interest rate environment during the past year, a greater percentage of our one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans. We originate and generally sell in the secondary market fixed-rate one-to-four family loans on a servicing retained basis without recourse to Oneida Savings Bank. At December 31, 2009, loans serviced by Oneida Savings Bank for others totaled $126.3 million. During the years ended December 31, 2009 and December 31, 2008, we sold $55.9 million and $18.6 million, respectively in fixed-rate one-to-four family loans. As of December 31, 2009 we had $4.7 million of mortgage loan forward sale commitments. The fair value of these commitments is not material.
     The interest rate on ARM loans is indexed to the one year Treasury bill rate. Our ARM loans currently provide for maximum rate adjustments of 200 basis points per year and 500 basis points over the term of the loan. We offer ARM loans with initial interest rates that are below the fully indexed equivalent loan rate, referred to as “teaser rates.” Residential ARM loans amortize over a maximum term of up to 30 years. In addition to one year ARM loans, we offer certain hybrid ARM loans which provide for an initial fixed term of three or five years and then are converted into a one year ARM loan after the fixed time period. ARM loans are originated for retention in our portfolio.
     ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Decreasing interest rates could result in a downward adjustment of the contractual interest rates resulting in lower interest income. At December 31, 2009, 22.7% of our loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.
     All one-to-four family residential mortgage loans originated by Oneida Savings Bank include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.
     At December 31, 2009, approximately $101.1 million, or 33.8% of our loan portfolio, consisted of one-to-four family residential loans.
     Home Equity Loans. We offer home equity loans that are secured by the borrower’s primary residence. We offer a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit are fixed for the first year and adjust monthly thereafter at a margin over the prime interest rate. We also offer a home equity product providing for a fixed-rate of interest. Both adjustable-rate and fixed-rate home equity loans are underwritten under the same criteria that we use to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms up to ten years. Home equity loans may be underwritten with a loan to value ratio of 90% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $1.0 million unless approved by the Board of Directors. We generally require an appraisal on the property securing loans in excess of $75,000 at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. We utilize alternative methods in determining the value of properties of loans less than $75,000 such as a limited appraisal or review of tax bills. At December 31, 2009 the outstanding balance of home equity loans totaled $43.0 million, or 14.4% of our loan portfolio.
     Commercial Real Estate Loans. At December 31, 2009, $68.1 million, or 22.8% of the total loan portfolio consisted of commercial real estate and multi-family loans. Commercial real estate and multi-family residential loans are secured by office buildings, medical facilities, mixed-use properties, religious facilities, other commercial properties and multi-family residential properties. We originate adjustable rate commercial mortgage loans with terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2009, the largest commercial real estate loan had a principal balance of $2.8 million and was secured by a car dealership building and fixtures. This loan was performing in accordance with its terms at December 31, 2009.
     In underwriting commercial real estate and multi-family residential loans, we review the expected net operating income generated by the real estate to ensure that it is at least 110% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower’s business experience. Personal guarantees are routinely obtained from all commercial real estate borrowers.
     Loans secured by commercial real estate and multi-family residential properties generally are larger than one-to-four family residential loans and involve a greater degree of risk. Commercial and multi-family residential mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for management to monitor and evaluate.
     Construction and Land. At December 31, 2009, construction and land loans totaled $4.7 million, or 1.6% of the total loan portfolio. We generally do not originate speculative construction loans, and we had no such loans in our portfolio at December 31, 2009. Our construction and land loans consisted of $700,000 of fixed-rate one-to-four family residential construction loans as well as $4.0 million of commercial new construction loans. One-to-four family residential construction loans are offered as interest-only loans at a fixed rate of interest for up to a five month construction period. Immediately following the construction period the loan begins monthly amortizing payments consistent with the terms of the one-to-four family permanent mortgage loan product. Commercial construction loans can consist of land development loans or new building construction loans. Land development loans are collateralized by a mortgage on the property which is supported by an appraisal. Commercial construction loans are given for the construction phase of a building. There can be an interest only period for new construction loans not to exceed one year. Once the construction is completed, the loan is transferred into permanent financing. Draws for both residential and commercial new construction are based on the loan approval, commitment letter, and a building and loan agreement. Property inspections during the construction phase are also required. Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.
     Consumer Lending. At December 31, 2009, consumer loans totaled $43.0 million, or 14.4% of the total loan portfolio. Our consumer loans consist of automobile loans, recreational vehicle loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans and unsecured home improvement loans). Consumer loans are originated with terms to maturity of three to seven years. Historically, we have sought to increase the level of consumer loans primarily through increased automobile lending. We participate in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy our underwriting criteria for automobile loans originated directly by us to the borrower and must be approved by one of our lending officers. At December 31, 2009, loans secured by automobiles totaled $39.1 million, of which $31.1 million were originated through our indirect automobile lending program. We have also sought to increase the level of automobile loans directly to borrowers by increasing marketing efforts with existing customers. Automobile loans generally do not have terms exceeding five years. We do not provide financing for leased automobiles.
     Consumer loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. In addition, consumer loans expand the products and services we offer to better meet the financial services needs of our customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to, loss of, or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
     Our underwriting procedures for consumer loans include an assessment of the applicant’s credit history and the ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security to the proposed loan amount. We underwrite consumer loans internally, which we believe limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.
     Commercial Business Loans. At December 31, 2009, we had $38.8 million of commercial business loans which represented 13.0% of the total loan portfolio. Commercial business loans are originated with terms of up to seven years, at fixed rates of interest except for lines of credit which have variable rates of interest. Commercial business loans are generally originated to persons with a prior relationship with Oneida Savings Bank or referrals from persons with a prior relationship with Oneida Savings Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. We generally require annual financial statements and tax returns from our commercial business borrowers and personal guarantees from the commercial business borrowers. We also generally require an appraisal of any real estate that secures the commercial business loan. At December 31, 2009, the largest commercial business loan totaled $1.8 million, which was secured by business assets, life insurance and a residential property of a construction management company. Although this loan was performing in accordance with its terms at December 31, 2009, this loan was part of a $2.2 million relationship that we had determined to be impaired at that date. See “Asset Quality, Delinquencies and Classified Assets” herein for additional information. At December 31, 2009, unsecured commercial business loans totaled $861,000.
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

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2009, regarding the amount of loans (including loans held for sale) maturing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

		One Through			Ten Through Twenty-Five
	Within One Year	Three Years	Three Through Five Years	Five Through Ten Years	Years	Beyond Twenty-Five Years	Total
				(In thousands)
Real estate loans:
One-to-four family	$48	$564	$2,264	$10,621	$66,121	$21,477	$101,095
Multi-family	7	41	644	590	7,633	—	8,915
Home equity	235	1,605	5,288	31,368	4,518	—	43,014
Construction and land	4,731	—	—	—	—	—	4,731
Commercial real estate	39	385	1,867	12,945	43,942	—	59,178

Total real estate loans	5,060	2,595	10,063	55,524	122,214	21,477	216,933

Consumer loans	2,187	10,849	22,228	7,307	275	164	43,010

Commercial business loans	13,635	6,159	10,797	7,296	910	—	38,797

Total loans	$20,882	$19,603	$43,088	$70,127	$123,399	$21,641	$298,740

     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2009, the dollar amount of all fixed-rate and adjustable-rate loans (including loans held for sale) due after December 31, 2010. Adjustable- and floating-rate loans are included based on contractual maturities.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans
One-to-four family	$33,105	$67,942	$101,047
Multi-family	138	8,770	8,908
Home equity	14,657	28,122	42,779
Construction and land	—	—	—
Commercial real estate	3,385	55,754	59,139

Total real estate loans	51,285	160,588	211,873

Consumer loans	40,488	335	40,823
Commercial business loans	18,909	6,253	25,162

Total loans	$110,682	$167,176	$277,858

     Loan Origination, Sales and Repayments. The following table sets forth our loan origination, sales and repayment activities for the periods indicated. Purchased loans represent those purchased as part of the acquisition of the National Bank of Vernon as well individual commercial loans which are considered participation loans. The sales of loans represent one-to-four family fixed rate loans that are sold in the secondary market within the normal course of business as well as commercial loans in which a portion for of the loan has been sold.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Originations by Type:
Adjustable-Rate:
Real estate:
One-to-four family	$4,687	$20,365	$10,868
Multi-family	3,675	125	969
Home equity	10,267	13,444	5,838
Construction and land	—	—	2,157
Commercial real estate	4,900	5,753	2,858

Total real estate loans	23,529	39,687	22,690
Consumer loans	1,314	1,844	1,632
Commercial business loans	9,223	4,211	8,023

Total adjustable rate loans	$34,066	$45,742	$32,345

Fixed-Rate:
Real estate:
One-to-four family	$60,405	$19,663	$18,024
Multi-family	—	2,068	—
Home equity	3,819	5,940	7,166
Construction and land	8,363	5,670	8,351
Commercial real estate	1,393	—	2,264

Total real estate loans	73,980	33,341	35,805
Consumer loans	18,409	25,296	20,987
Commercial business loans	10,004	16,508	12,779

Total fixed rate loans	$102,393	$75,145	$69,571

Total loans originated	$136,459	$120,887	$101,916

Purchased:

Adjustable-Rate:
Real estate:
One-to-four family	$—	$—	$—
Multi-family	—	—	1,013
Home equity	—	—	2,353
Commercial real estate	—	—	—

Total real estate loans	—	—	3,366
Consumer loans	—	—	—
Commercial business loans	—	1,000	4,017

Total adjustable loans	$—	$1,000	$7,383

Fixed-Rate:
Real estate:
One-to-four family	$—	$—	$10,676
Multi-family	—	—	—
Home equity	—	—	768
Commercial real estate	—	—	7,307

Total real estate loans	—	—	18,751
Consumer loans	—	—	1,443
Commercial business loans	—	—	1,906

Total fixed rate loans	$—	$—	$22,100

Total loans purchased	$—	$1,000	$29,483

Sales:

Real estate:
One-to-four family	$55,935	$18,572	$17,938
Commercial loans	1,410	—	—

Total loans sold	$57,345	$18,572	$17,938
Repayments:

Real estate:
One-to-four family	$16,764	$11,461	$8,390
Multi-family	584	357	417
Home equity	10,756	12,063	8,850
Construction and land	4,963	8,564	12,779
Commercial real estate	7,631	9,173	(793)

Total real estate loans	40,698	41,618	29,643
Consumer loans	23,531	24,099	24,327
Commercial business loans	21,261	19,411	22,084

Total repayments	$85,490	$85,128	$76,054

Total reductions	$142,835	$103,700	$93,992

Net (decrease) increase	$(6,376)	$18,187	$37,407

     Loan Approval Procedures and Authority. The Board of Directors establishes our lending policies and loan approval limits. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. All residential loans over $500,000 must be approved by the Bank Loan Committee (consisting of two persons; the President and/or Executive Vice President in charge of credit administration and either one of two senior lending officers appointed to this committee). All loan relationships in excess of $500,000 and up to $2.0 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower’s primary residence) must be approved by the Bank Loan Committee. All lending relationships in excess of $2.0 million up to $3.0 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower’s primary residence) must be approved by the Executive Committee of the Board of Directors. All lending relationships in excess of $3.0 million must be approved by the Board of Directors.
     All independent appraisers are approved by the Board of Directors annually. We require an environmental site assessment for all non-residential mortgage loans. Our policy is to require hazard insurance on all mortgage loans and generally to require title insurance on all residential mortgage loans.
     Loan Origination Fees and Other Income. In addition to interest earned on loans, we receive loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.
     In addition to loan origination fees, we also receive other fees, servicing income and other income that consist primarily of mortgage servicing fees and late charges.
     Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired net worth on an unsecured basis, and an additional 10% of unimpaired net worth in the case of loans that are fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations at least equal to the amount of the loan. Our policy provides that loans to one borrower (or related borrowers) should not exceed 15% of our capital.
     At December 31, 2009, the largest amount loaned to one borrower consisted of commercial real estate loans secured by medical office space to a corporation with an outstanding balance totaling $4.8 million. This amount consisted of four commercial real estate loans secured by the property and other business assets. At December 31, 2009 this lending relationship was performing in accordance with its terms.
Asset Quality, Delinquencies and Classified Assets
     Collection Procedures. A computer generated late notice is sent when a loan’s grace period ends. After the late notice has been mailed, accounts are assigned to collectors for follow-up to determine reasons for delinquency and explore payment options. Generally, loans that are 30 days delinquent will receive a default notice. With respect to consumer loans, we will commence efforts to repossess the collateral after the loan becomes 45 days delinquent. Loans secured by real estate that are delinquent over 60 days are turned over to our Managed Asset Manager. Generally, after 90 days we will commence legal action.
     Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when they are 90 days past due or earlier when, in the opinion of management, the collection of additional interest is doubtful. Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is reversed from interest income.
     Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as Other Real Estate (“REO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan balance, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings.
     The following table sets forth certain delinquencies in our loan portfolio as of December 31, 2009. When a loan is delinquent 90 days or more or earlier when, in the opinion of management, the collection of additional interest is doubtful, we fully reverse all interest accrued and ceases to accrue interest thereafter.

	Loans Delinquent for:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
One-to-four family	1	$39	3	$195	4	$234
Multi-family	—	—	—	—	—	—
Home equity	1	21	2	68	3	89
Construction and land	—	—	—	—	—	—
Commercial real estate	1	25	1	199	2	224
Commercial business	—	—	—	—	—	—

Total	5	$117	6	$462	11	$579

     Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

	At December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)
Non-accruing loans:
One-to-four family	$195	$394	$223	$51	$223
Multi-family	—	—	—	—	—
Home equity	68	—	18	—	—
Construction and land	—	—	—	—	—
Commercial real estate	199	—	—	—	—
Consumer	—	—	—	—	2
Commercial business	89	119	134	—	—

Total	551	513	375	51	225

Accruing loans delinquent more than 90 days:
Total	—	—	—	—	—

Total nonperforming loans	$551	$513	$375	$51	$225

Foreclosed assets:
Total	—	—	—	—	—

Non-accruing investment securities
Trust preferred securities	1,897	—	—	—	—

Total	1,897	—	—	—	—

Total nonperforming assets	$2,448	$513	$375	$51	$225

Total nonperforming loans as a percentage of total loans	0.18%	0.17%	0.13%	0.02%	0.09%

Total nonperforming assets as a percentage of total assets	0.41%	0.09%	0.07%	0.01%	0.05%

     Of our total nonperforming loans at December 31, 2009 of $551,000, $394,000 consisted of four one-to-four family loans and one commercial real estate loan. The property underlying the commercial real estate loan with an outstanding balance of $199,000 was foreclosed upon in January 2010 and is currently in the process of being listed for sale. We do not anticipate any material loss on this loan. In addition, we believe that the four one-to-four family loans with an aggregate outstanding balance of $195,000 are adequately collateralized and we do not anticipate any losses on such loans. These loans are in various stages of foreclosure. In addition, $68,000 of the nonperforming loans consisted of two home equity loans. One of these loans has been brought current since December 31, 2009 and is not longer considered nonperforming and the property securing the other loan is in the process of being sold. We do not anticipate losses on either of these loans. Also included in nonperforming loans was $89,000 representing two commercial loans, each of which is partially guaranteed by SBA. We do not anticipate a loss on either of these loans.
     During the years ended December 31, 2009 and 2008, respectively, gross interest income of $30,000 and $19,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2009 and 2008.

     Classification of Assets. On the basis of management’s review of its assets, at the dates indicated we had classified assets and other criticized assets as follows:

	2009	2008	2007

		(In thousands)
Classified assets:
Substandard	2,991	4,954	4,722
Doubtful	239	146	75
Loss	—	—	—

Total classified assets	$3,230	$5,100	$4,797
Impaired assets	8,549	—	—
Special Mention	533	541	2,509

Total criticized assets	$12,312	$5,641	$7,306

     At December 31, 2009, our classified assets included loans identified by bank regulatory definitions of “substandard” and “doubtful”. We had no assets classified as “loss” at December 31, 2009. Substandard assets consisted of (i) four commercial loans with a principal balance of $147,000, (ii) seven commercial real estate loans with a principal balance of $2.4 million and (iii) seven one-to-four family residential loans with a principal balance of $447,000. Doubtful assets consisted of (i) three commercial loans with a principal balance of $203,000 and (ii) one commercial real estate loan with a principal balance of $36,000. In addition to the classified assets, we have identified certain impaired assets at December 31, 2009 consisting of (i) two commercial loans with a principal balance of $2.2 million, (ii) eight trust preferred securities with a carrying value of $5.6 million and (iii) one private placement collateralized mortgage obligation with a carrying value of $744,000. Included as a component of criticized assets are loans identified as “special mention” as determined by management according to regulatory guidance. At December 31, we had one commercial loan identified as special mention with a principal balance of $533,000.
     Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and valuation of real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2009, the total allowance was $2.9 million, which amounted to 0.98% of loans, net and 526.5% of nonperforming loans. Management monitors and modifies the level of the allowance for loan losses in order to maintain it at a level which it considers adequate to provide for probable incurred loan losses. For the years ended December 31, 2009 and 2008, we had net charge-offs of $483,000 and $412,000, respectively, against this allowance.
     Quarterly, management evaluates the adequacy of the allowance for loan losses and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral securing the loan. Management believes the current method of determining the adequacy of the allowance is prudent in light of our intention to continue to emphasize the origination of consumer loans, commercial business loans and commercial real estate loans.

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)
Balance at beginning of period	$2,624	$2,511	$2,081	$1,959	$1,982

Charge-offs:
One-to-four family	17	23	—	17	9
Multi-family	—	—	—	—	—
Home equity	42	—	—	10	10
Construction and land	—	—	—	—	—
Commercial real estate	27	—	—	—	44
Consumer	547	335	215	301	448
Commercial business	60	168	16	99	10

Total	693	526	231	427	521

Recoveries:
One-to-four family	1	2	6	5	10
Multi-family	—	—	—	—	—
Home equity	—	—	—	19	—
Construction and land	—	—	—	—	—
Commercial real estate	15	—	—	—	—
Consumer	178	91	88	139	127
Commercial business	16	21	41	106	1

Total	210	114	135	269	138

Net charge-offs	(483)	(412)	(96)	(158)	(383)
Addition of National Bank of Vernon allowance from acquisition	—	—	526	—	—
Provision charged to operations	760	525	—	280	360

Balance at end of period	$2,901	$2,624	$2,511	$2,081	$1,959

Allowance for loan losses as a percentage of total loans receivable, net	0.98%	0.87%	0.88%	0.84%	0.83%

Ratio of net charge-offs to average loans	0.16%	0.14%	0.04%	0.06%	0.17%

Ratio of net charge-offs to non-performing loans	87.66%	80.3%	25.6%	309.80%	170.22%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

	At December 31,
	2009			2008			2007
			Percentage of			Percentage of			Percentage of
			Loans in			Loans in			Loans in
	Amount of	Loan	Each	Amount of	Loan	Each	Amount of	Loan	Each
	Loan Loss	Amounts by	Category to	Loan Loss	Amounts by	Category to	Loan Loss	Amounts by	Category to
	Allowance	Category	Total Loans	Allowance	Category	Total Loans	Allowance	Category	Total Loans
	(Dollars in Thousands)
One-to-four family	$385	$101,095	33.8%	$387	$108,702	35.7%	$326	$98,707	34.4%
Multi-family	33	8,915	3.0	6	5,824	1.9	7	3,988	1.4
Home equity	191	43,014	14.4	368	39,684	13.0	275	32,363	11.3
Construction and land	17	4,731	1.6	4	1,331	0.4	13	4,225	1.5
Commercial real estate	585	59,178	19.8	535	60,516	19.8	821	63,936	22.2
Consumer	431	43,010	14.4	401	46,818	15.3	413	43,777	15.3
Commercial business	1,259	38,797	13.0	923	42,241	13.9	656	39,933	13.9

Total	$2,901	$298,470	100.0%	$2,624	$305,116	100.0%	$2,511	$286,929	100.0%

	At December 31,
	2006			2005
			Percentage of			Percentage of
			Loans in			Loans in
	Amount of	Loan	Each	Amount of	Loan	Each
	Loan Loss	Amounts by	Category to	Loan Loss	Amounts by	Category to
	Allowance	Category	Total Loans	Allowance	Category	Total Loans
	(Dollars in Thousands)
One-to-four family	$272	$85,467	34.2%	$369	$81,018	34.1%
Multi-family	7	2,423	0.9	9	2,695	1.1
Home equity	221	25,088	10.1	222	22,189	9.3
Construction and land	21	6,496	2.6	18	4,860	2.0
Commercial real estate	518	50,714	20.4	276	48,746	20.5
Consumer	424	44,042	17.7	451	44,895	18.9
Commercial business	618	35,292	14.1	614	33,633	14.1

Total	$2,081	$249,522	100.0%	$1,959	$238,036	100.0%

Securities Investment Activities
     The securities investment policy is established by our Board of Directors. This policy dictates that investment decisions will be made based on the safety of the investment, our liquidity needs, potential returns, cash flow targets and desired risk parameters. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability, liquidity and risk diversification.
     Our current policies generally limit security investments to U.S. Government and agency securities, tax-exempt bonds, public utilities debt obligations, corporate debt obligations and corporate equity securities. In addition, our policy permits investments in mortgage related securities, including securities issued by government sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae. Our investment strategy is to increase overall investment securities yields while managing interest rate risk. We will only purchase securities rated as investment grade by a nationally recognized investment rating agency. We do not engage in any hedging transactions, such as interest rate swaps or caps.
     We evaluate securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market value decline was affected by macroeconomic conditions and (4) whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary impairment decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
     At December 31, 2009, we had nine trust preferred securities with an aggregate fair value of $5.9 million and aggregate unrealized losses of $3.5 million. Of the $5.9 million, $1.9 million have variable rates of interest. All of these securities are rated below investment grade as of December 31, 2009. The $1.9 million of variable rate trust preferred securities are on nonaccrual as of December 31, 2009. The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies. As of December 31, 2009, through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, the class of securities we own, default probabilities and anticipated losses given default assumptions and stress tests performed on these securities, eight of the trust preferred securities have been considered impaired as of December 31, 2009. The other-than-temporary impairment loss taken for the year ended December 31, 2009 was $2.3 million.
     Unrealized losses on other investments have not been recognized into income because the issuer(s) securities are of investment grade (except for a General Motors Acceptance Corp. bond and SLMA bond), management does not intend to sell the security and it is more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bond(s) approach maturity.
     At December 31, 2009, we had a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. This is a variable rate note based on the three month Treasury bill. The unrealized loss at December 31, 2009 was $100,000. In addition, at December 31, 2009, we had a $2.5 million Sallie Mae (SLMA) bond, maturing May 1, 2012 which has a rating below investment grade. This is a variable rate note based on the consumer price index. The unrealized loss on this security was $402,000 as of December 31, 2009. Both GMAC and SLMA are paying as agreed. These losses have not been considered other-than-temporary in that we do not intend to sell the securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity.
     Investment Securities. At December 31, 2009, we had $96.5 million, or 16.3% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities and corporate debt obligations. There were trust preferred investments with an aggregate fair value of $5.9 million and an amortized cost of $9.4 million included in corporate debt obligations at December 31, 2009. We are required to designate securities as held to maturity, available for sale or trading, depending on our ability and intent regarding our investments. During 2009, we have designated certain investment securities as held to maturity in addition to available for sale. Investment securities in which the fair value option has been elected are considered trading assets and are recorded at fair value with changes in fair value included in earnings. Trading securities, which consisted of common and preferred equity securities, totaled $7.6 million or 1.3% of total assets at December 31, 2009. At December 31, 2009, our investment securities portfolio had a weighted average life of 6.84 years.

     Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
					(Dollars in thousands)
Investment securities available for sale:
Federal agency securities	$23,964	$23,896	$21,015	$21,217	$38,019	$37,963	$36,909	$36,264	$36,546	$35,459
Corporate debt securities	26,175	22,126	27,802	21,882	23,791	22,455	18,361	18,067	22,696	21,903
State and municipal bonds	17,644	17,988	17,274	17,347	19,120	19,252	15,747	15,706	32,491	32,498
Equity securities	—	—	—	—	18,688	16,155	15,392	15,699	17,012	16,595

Total	$67,783	$64,010	$66,091	$60,446	$99,618	$95,825	$86,409	$85,736	$108,745	$106,455

Average remaining life of investment securities available for sale	6.34 years		7.92 years		6.89 years		5.99 years		7.18 years

Investment securities held to maturity:
Federal agency securities	$23,862	$23,807	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal bonds	8,615	8,925	—	—	—	—	—	—	—	—

Total	$32,477	$32,732	$—	$—	$—	$—	$—	$—	$—	$—

Average remaining life of investment securities held to maturity	7.84 years		—		—		—		—

Trading securities:
Equity securities	—	7,627	—	5,941	—	—	—	—	—	—

Total	$—	$7,627	$—	$5,941	$—	$—	$—	$—	$—	$—

Other interest earning assets:
Interest-earning deposits with banks	3,052	3,052	2,589	2,589	1,234	1,234	854	854	1,437	1,437
Federal funds sold	4,103	4,103	71	71	1,717	1,717	6,196	6,196	730	730
FHLB Stock	2,665	2,665	3,784	3,784	3,404	3,404	3,228	3,228	3,858	3,858

Total	$9,820	$9,820	$6,444	$6,444	$6,355	$6,355	$10,278	$10,278	$6,025	$6,025

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, market value and weighted average yields for our available for sale investment portfolio at December 31, 2009.

	December 31, 2009
		After 1 Year but	After 5 Years but
	Within	Within	Within	After
	1 Year	5 Years	10 Years	10 Years	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value
		(Dollars in Thousands)
Federal agency securities	$—	$6,385	$15,553	$1,958	$23,896
Corporate debt securities	5,050	4,042	4,863	8,171	22,126
Tax exempt bonds	911	4,840	8,356	3,881	17,988

Total securities	$5,961	$15,267	$28,772	$14,010	$64,010

Weighted average yield (1)	3.83%	2.69%	4.16%	3.32%	3.59%

(1)	Weighted average yield has not been adjusted to reflect tax equivalent adjustments.
The following table sets forth the scheduled maturities, market value and weighted average yields for our held to maturity investment portfolio at December 31, 2009.

	December 31, 2009
		After 1 Year but	After 5 Years but
	Within	Within	Within	After
	1 Year	5 Years	10 Years	10 Years	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value
			(Dollars in Thousands)
Federal agency securities	$8	$6,000	$15,854	$2,000	$23,862
Tax exempt bonds	45	1,160	3,748	3,662	8,615

Total securities	$53	$7,160	$19,602	$5,662	$32,477

Weighted average yield (1)	2.91%	3.27%	4.30%	6.04%	4.37%

(1)	Weighted average yield has not been adjusted to reflect tax equivalent adjustments.
     Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower our credit risk; and (iii) increase liquidity. At December 31, 2009, we had $65.7 million or 11.1% of total assets invested in mortgage-backed securities; of which $15.2 million were classified as held to maturity. Prior to January 1, 2009, all mortgage-backed securities were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 0.63% to 7.79%, a weighted average yield of 4.47% and a weighted average life (including payment assumption) of 6.72 years at December 31, 2009.
     Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as Oneida Savings Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain of our liabilities and obligations. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of our mortgage-backed securities portfolio. Of our $65.7 million mortgage-backed securities portfolio at December 31, 2009, $333,249 with a weighted average yield of 4.21% had contractual maturities within five years, $2.6 million with a weighted average yield of 4.17% had contractual maturities of five to ten years and $62.8 million with a weighted average yield of 4.50% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages or significant defaults of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. Historically, during periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, we may be subject to reinvestment risk because, to the extent that our mortgage related securities prepay faster than anticipated, we may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. During 2009, mortgage interest rates remained at historical low levels throughout the year. The impact on our mortgage-backed securities portfolio is to increase the prepayments at a faster rate than anticipated. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving us of the ability to reinvest cash flows at the increased rates of interest.
     Collateralized Mortgage Obligations (“CMOs”) are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders.
     We have a $1.0 million private placement collateralized mortgage obligation which is not rated as of December 31, 2009. The unrealized loss at December 31, 2009 was $237,000. As of December 31, 2009, through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, default probabilities and anticipated losses, this security has been considered impaired. The other-than-temporary impairment loss taken for the year ended December 31, 2009 was $13,100.

Mortgage-Backed Securities. Set forth below is information relating to our mortgage-backed securities for the periods indicated.

					December 31,
	2009		2008		2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
					(In thousands)
Mortgage-backed securities available for sale:
GinnieMae	$11,983	$12,298	$23,939	$24,447	$2,860	$2,888	$994	$989	$—	$—
FannieMae	16,418	16,924	19,640	19,840	15,683	15,678	10,224	10,008	9,226	8,937
FreddieMac	14,902	15,471	22,857	23,190	22,252	22,193	16,571	16,196	18,494	18,034
CMOs	6,758	5,829	7,569	6,839	5,804	5,810	1,903	1,871	2,161	2,103

Total	$50,061	$50,522	$74,005	$74,316	$46,599	$46,569	$29,692	$29,064	$29,881	$29,074

Mortgage-backed securities held to maturity:
GinnieMae	$5,250	$5,227	$—	$—	$—	$—	$—	$—	$—	$—
Fannie Mae	9,965	10,007	—	—	—	—	—	—	—	—

Total	$15,215	$15,234	$—	$—	$—	$—	$—	$—	$—	$—

Sources of Funds
     General. Our primary sources of funds for use in lending, investing and for other general purposes are deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations.
     Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings, interest-bearing demand accounts, non interest-bearing checking accounts, money market accounts and certificates of deposit. We also offer IRAs and other qualified plan accounts. Through our limited purpose subsidiary, State Bank of Chittenango, we held $86.0 million in municipal deposits at December 31, 2009.
     At December 31, 2009, deposits totaled $489.4 million. At December 31, 2009, we had a total of $156.9 million in certificates of deposit, of which $123.4 million had maturities of one year or less. Although we have a significant portion of deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and our current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2009 certificates of deposit with balances of $100,000 or more totaled $56.7 million.
     The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Deposits are obtained predominantly from the areas in which our branch offices are located. We rely primarily on competitive pricing of deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. We use traditional means of advertising our deposit products, including radio and print media and generally do not solicit deposits from outside our market area. While we accept certificates of deposit in excess of $100,000, and may be subject to preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits. During 2009, the FDIC temporarily increased federal deposit insurance to $250,000 per depositor from $100,000. In 2009, Congress enacted legislation to extend the increase to $250,000 in insurable deposits per depositor until 2013. Moreover, we have elected to participate in the Temporary Liquidity Guarantee Program pursuant to which the FDIC will provide unlimited deposit coverage for non-interest bearing accounts, NOW accounts and certain other designated accounts, until June 30, 2010. Historically, we have not used brokers to obtain deposits. We participate in the Certificate of Deposit Account Registry Service (“CDARs”) that enables the institution to provide customers to access to up to $50 million in FDIC insurance on CD investments.
     The following table sets forth our deposit activities for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Opening balance	$425,698	$400,129	$313,270
Deposits acquired from NBV	—	—	54,631
Deposits	3,835,906	3,766,461	3,373,810
Withdrawals	(3,778,117)	(3,749,408)	(3,350,619)
Interest credited	5,877	8,516	9,037

Ending balance	$489,364	$425,698	$400,129

Net increase (decrease)	$63,666	$25,569	$86,859

Percent increase (decrease).	14.96%	6.39%	27.73%

     The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2009.

		Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over 12
	or Less	Months	Months	Months	Total
		(In thousands)
Certificates of deposit less than $100,000	$27,413	$20,917	$28,704	$23,180	$100,214
Certificates of deposit of $100,000 or more	13,219	13,134	19,971	10,365	56,689

Total of certificates of deposit	$40,632	$34,051	$48,675	$33,545	$156,903

     The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

	December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing	$62,997	12.87%	$60,787	14.28%	$65,685	16.42%
Savings accounts(1)	82,938	16.95	75,338	17.70	71,345	17.83
Interest-bearing checking	50,931	10.41	41,773	9.81	38,170	9.54
Money market accounts	135,595	27.71	91,975	21.61	72,031	18.00

Total	332,461	67.94	269,873	63.40	247,231	61.79

Certificates of deposit:
Less than 2.00% (2)	106,715	21.81	14,941	3.51	4,482	1.12
2.00-3.99%	34,565	7.06	102,381	24.05	17,491	4.37
4.00-5.99%	15,623	3.19	38,503	9.04	129,217	32.29
6.00-7.99%	—	—	—	—	1,708	0.43

Total certificates of deposit	156,903	32.06	155,825	36.60	152,898	38.21

Total deposits	$489,364	100.00%	$425,698	100.00%	$400,129	100.00%

(1)	Includes mortgage escrow accounts

(2)	At December 31, 2009, includes $20.3 million of certificates of deposit with rates below 1.00%
     The following table sets forth the amount and remaining maturities of our certificates of deposit accounts at December 31, 2009.

							Percent
	<2.00%		2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	of Total
			(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2010	$29,978		$7,729	$2,925	$—	$40,632	25.90%
June 30, 2010	30,008		3,088	955	—	34,051	21.70
September 30, 2010	19,061		2,830	1,542	—	23,433	14.93
December 31, 2010	20,485		3,441	1,316	—	25,242	16.09
March 31, 2011	1,854		1,980	2,318	—	6,152	3.92
June 30, 2011	2,791		1,828	538	—	5,157	3.29
September 30, 2011	922		1,564	614	—	3,100	1.97
December 31, 2011	1,047		388	787	—	2,222	1.42
Thereafter	569		11,717	4,628	—	16,914	10.78

Total	$106,715	(1)	$34,565	$15,623	$—	$156,903	100.00%

(1)	Includes $20.3 million of certificates of deposit with rates below 1.00%

     Borrowed Funds. Our borrowings consist of term advances and repurchase agreements borrowed under agreements with the Federal Home Loan Bank of New York. In addition we have access to overnight advances with the FHLBNY and other correspondent banks under line of credit facilities accessed from time to time. At December 31, 2009, we had access to additional FHLBNY advances of up to $109.9 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At and For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Overnight line of credit:
Balance at end of period	$—	$3,825	$—
Average balance during period	248	1,457	102
Maximum outstanding at any month end	—	5,150	—
Weighted average interest rate at end of period	0.00%	0.44%	0.00%

Average interest cost during the year	2.43%	2.08%	4.95%

Term advances:
Balance at end of period	$28,000	$36,000	$43,400
Average balance during period	29,945	41,736	46,608
Maximum outstanding at any month end	34,000	43,400	58,830
Weighted average interest rate at end of period	4.44%	4.46%	4.86%

Average interest cost during the year	4.47%	4.39%	4.95%

Repurchase agreements:
Balance at end of period	$3,000	$13,000	$13,000
Average balance during period	6,041	13,000	13,000
Maximum outstanding at any month end	13,000	13,000	13,000
Weighted average interest rate at end of period	6.74%	5.39%	5.39%

Average interest cost during the year	5.83%	5.39%	5.39%

Trust Activities
     Oneida Savings Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts. Trust services are offered through Oneida Savings Bank’s Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 2009, Oneida Savings Bank maintained 553 trust/fiduciary accounts, with total assets of $116.8 million under management as compared to 555 trust/fiduciary accounts, with total assets of $105.8 million at December 31, 2008. Management anticipates that in the future the Trust Department will become a more significant component of Oneida Savings Bank’s business.
Limited Purpose Commercial Bank — State Bank of Chittenango
     The State Bank of Chittenango is a New York chartered limited purpose commercial bank headquartered in Chittenango, New York. Oneida Savings Bank acquired State Bank of Chittenango in 2002 and retained the municipal banking operations of the bank in a limited purpose wholly owned subsidiary. New York State prohibits a savings bank from soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). The use of a limited purpose commercial bank subsidiary has facilitated the expansion of municipal deposit banking services throughout the service area of Oneida Savings Bank. At December 31, 2009, State Bank of Chittenango held $110.6 million in assets, consisting primarily of U.S. Government obligations and mortgage-backed securities. The investment securities maintained at State Bank of Chittenango are used to collateralize $86.0 million in municipal deposits. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp.’s investments and deposits include the investments and deposits that are held by The State Bank of Chittenango.

Insurance Activities — Bailey & Haskell Associates, Inc.
     On October 2, 2000, Oneida Savings Bank completed the acquisition of Bailey & Haskell Associates, Inc., (“B&H”), an insurance agency located in Central New York State. Bailey & Haskell Associates is the wholly owned insurance agency subsidiary of Oneida Savings Bank. It operates out of its headquarters in Oneida, New York and six other offices in New York State and one office in South Carolina. Bailey & Haskell Associates is a full-service insurance and financial services firm with over 90 employees providing services to over 19,000 customers. The expansion into the insurance and financial services business has enabled Oneida Savings Bank to evolve from a traditional depository institution into a full-service financial services organization. Bailey & Haskell Associates offers personal and commercial property insurance and other risk management products and services. Bailey & Haskell Associates represents dozens of leading insurance companies including Travelers, CNA, Hartford, Progressive, Cincinnati, Utica National and many more. Our opportunistic acquisition strategy has resulted in five subsequently acquired insurance agencies in the six years following the acquisition of Bailey & Haskell Associates, including Parsons, Cote & Company which was added during 2006. All of the acquired insurance agencies were merged into Bailey & Haskell Associates. The combination of acquired agencies and organic growth has resulted in total revenue of $9.7 million for the year ended December 31, 2009, an increase of 14.3% or $1.2 million, from $8.5 million for the year ended December 31, 2008. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Bailey & Haskell Associates.
Employee Benefit Consulting Activities — Benefit Consulting Group, Inc.
     On June 28, 2006, Oneida Savings Bank completed the acquisition of Benefit Consulting Group L.L.C., an employee benefits consulting and retirement plan administration firm. Benefit Consulting Group, Inc. is the wholly owned subsidiary of Oneida Savings Bank headquartered in Oneida, New York and operates from offices in North Syracuse, New York and satellite offices in several branch offices of Oneida Savings Bank. Benefit Consulting Group currently serves more than 700 corporate and personal clients and offers employee benefit related services that are complementary to those provided by Oneida Savings Bank and Bailey & Haskell Associates. Benefit Consulting Group provides defined contribution and benefit plans, actuarial services, investment management, financial planning, estate planning and human resource management services. Benefit Consulting Group had total revenue for the year ended December 31, 2009 of $5.7 million, an increase of 12.7% or $635,000 from $5.0 million for the year ended December 31, 2008. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Benefit Consulting Group.
Risk Management Activities — Workplace Health Solutions, Inc.
     Workplace Health Solutions, Inc. is the wholly owned risk management subsidiary of Oneida Savings Bank and is headquartered in Oneida, New York and operates from offices in North Syracuse, New York. Workplace Health Solutions was established in January 2008 as a risk management company with services to help mitigate and prevent work related injuries. Specifically, Workplace Health Solutions will work with employers to develop informed hiring programs, coordinate employee training programs and consults with and advises employers relative to workers’ compensation coverage and incidents. In addition, this subsidiary develops a network of medical professionals to evaluate injured workers and arrange for the proper treatment of and recovery from workplace injuries all from a risk management perspective. Workplace Health Solutions was developed to complement and refer the products and services offered by our other subsidiaries with an overall philosophy of innovative risk management services. Workplace Health Solutions had total revenue of $491,000 for the year ended December 31, 2009. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Workplace Health Solutions.

Personnel
     As of December 31, 2009, we had 309 full-time employees and 15 part-time employees. The employees are not represented by a collective bargaining unit. Management believes that we have a good relationship with its employees.
Regulation
     General. Oneida Savings Bank is a New York-chartered savings bank and our deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund. Oneida Savings Bank is subject to extensive regulation by the New York State Banking Department (the “Department”) as its chartering agency, and by the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts. Oneida Savings Bank must file reports with the Department and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, including acquisitions of other financial institutions. Oneida Savings Bank is examined periodically by the Department and the Federal Deposit Insurance Corporation to test Oneida Savings Bank’s compliance with various laws and regulations. This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Oneida Savings Bank may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
     Any change in these laws or regulations, whether by the Department or the Federal Deposit Insurance Corporation could have a material adverse impact on Oneida Financial Corp. and Oneida Savings Bank and their operations.
     Set forth below is a brief description of certain regulatory requirements that are applicable to Oneida Financial Corp. and Oneida Savings Bank. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Oneida Financial Corp. and Oneida Savings Bank.
     Proposed Federal Legislation. Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure described in this section. The House Bill (H.R. 4173) would eliminate one of our federal regulators, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency. The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. If the proposed legislation is enacted, Oneida Financial Corp. would become a holding company subject to the regulation and supervision of the Federal Reserve Board as opposed to the Office of Thrift Supervision. The Federal Reserve Board’s holding company regulations differ in a number of areas from those of the Office of Thrift Supervision including holding company capital requirements.
     New York Bank Regulation. Oneida Savings Bank derives its lending, investment, branching and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by federal laws and regulations. Under these laws and regulations, savings banks, including Oneida Savings Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in common stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank’s assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank’s lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the “leeway” power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a “prudent person” standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the “prudent person” standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. Oneida Savings Bank has not elected to conduct its investment activities under the “prudent person” standard. A savings bank may also exercise trust powers upon approval of the Department.
     New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities that may be authorized by the Banking Board. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank’s assets, and such investments, together with the bank’s loans to its service corporations, may not exceed 10% of the savings bank’s assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include that (i) certain loans must be approved in advance by a majority of the entire board of directors and the interested party must abstain from participating directly or indirectly in voting on such loan, (ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.
     Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard. Oneida Savings Bank does not know of any past or current practice, condition or violation that may lead to any proceeding by the Superintendent or the Department against Oneida Savings Bank or any of its directors, trustees or officers.
     Insurance of Deposit Accounts. Oneida Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Oneida Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Emergency Economic Stabilization Act of 2008 increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the

Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010. Oneida Savings Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.
     The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance which is based on the risk category of the institution. Under the final risk-based assessment rule which was issued on February 27, 2009, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate for determining deposit insurance premiums. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. Future special assessments could also be assessed. The Bank’s Federal Deposit Insurance Corporation premium assessment for the second quarter of 2009 and the year ended December 31, 2009 increased by approximately $631,000 and $970,000, respectively, including the special assessment.
     The Federal Deposit Insurance Corporation has adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this pre-payment was made on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Our prepayment amount was approximately $2.4 million.
     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
     In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits.
     Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program — the Temporary Liquidity Guarantee Program, which guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. We opted not to participate in this part of the Temporary Liquidity Guarantee Program.
     The other part of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted to participate in this component of the Temporary Liquidity Guarantee Program. On August 26, 2009, the Federal Deposit Insurance Corporation extended the program until June 30, 2010. Institutions had until November 2, 2009 to decide whether to opt out of the extension which became effective on January 1, 2010. An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 is assessed depending on the institution’s risk category. We opted into the extension.
     U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008, which was enacted on October 3, 2008, provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock of qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We opted not to participate in the CPP.
     Regulatory Capital Requirements. The FDIC has adopted risk-based capital guidelines which are applicable to Oneida Savings Bank. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Oneida Savings Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as Oneida Savings Bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.
     These guidelines divide a savings bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.
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
     Limitations on Dividends and Other Capital Distributions. The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law also restricts Oneida Savings Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained under state law and regulation or (ii) the amount of Oneida Savings Bank’s liquidation account established in connection with the Reorganization.
     Prompt Corrective Action. The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).
     Based on the foregoing, Oneida Savings Bank is currently classified as a well capitalized savings institution.
     Activities and Investments of Insured State-Chartered Banks Acting as Principal. Federal law generally limits the activities and equity investments of FDIC-insured state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under federal regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, the activities of which are limited to those permissible for a subsidiary of a national bank; (ii) investing as a limited partner in a partnership the sole purpose of which is the direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’, and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.
     Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as Oneida Savings Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2009, the Bank had $2.7 million of securities pursuant to this exception. As a savings bank, Oneida Savings Bank may also continue to sell savings bank life insurance.

     Transactions With Affiliates. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions, and a broad list of other specified transactions, be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.
     Further, the Federal Reserve Act and its implementing regulation restricts a savings bank with respect to loans to directors, executive officers, principal stockholders, and their related interests. Under these regulations, loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank’s total capital and surplus. In addition, federal law also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the disinterested directors on the board of directors of the savings bank. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Additional limitations are also imposed on loans to executive officers.
     Federal Community Reinvestment Regulation. Under the Community Reinvestment Act, as amended (the “CRA”), and its implementing regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Oneida Savings Bank’s latest CRA rating was “satisfactory.”
     New York State Community Reinvestment Regulation. Oneida Savings Bank is also subject to provisions of the New York State Banking Law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community

(“NYCRA”) which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make a biennial written assessment of a bank’s compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. Oneida Savings Bank’s NYCRA rating as of its latest examination was “outstanding.”
     Federal Home Loan Bank System. Oneida Savings Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.
     As a member, Oneida Savings Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2009, Oneida Savings Bank had $2.7 million of FHLB stock. The dividend yield from FHLB stock was 5.6% at December 31, 2009. No assurance can be given that the FHLB will pay any dividends in the future.
     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Oneida Savings Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.
Federal Holding Company Regulation
     General. Federal law allows a state savings bank, such as Oneida Savings Bank, that qualifies as a “Qualified Thrift Lender,” as discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provision of the Home Owners’ Loan Act of 1933, as amended. Such election results in its holding company being regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. In 2001, Oneida Financial Corp. and Oneida Financial, MHC made such election by converting from a Delaware corporation and a New York mutual holding company to a Federal corporation and Federal mutual holding company, respectively. As such, Oneida Financial Corp. and Oneida Financial, MHC are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Oneida Financial Corp. and Oneida Financial, MHC and any non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.
     Permissible Activities. Under present law, the business activities of Oneida Financial Corp. and Oneida Financial, MHC are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c ) (8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.
     Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
     The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
     Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), Oneida Savings Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, Oneida Savings Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test under Office of Thrift Supervision regulations. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2009 Oneida Savings Bank met the Qualified Thrift Lender test.
New York State Bank Holding Company Regulation
     General. In addition to the federal regulation, a holding company controlling a state chartered savings bank organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term “bank holding company,” for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the Banking Board is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions, which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries.
     Bank holding companies that wish to engage in expanded activities but do not wish to become financial holding companies may elect to establish “financial subsidiaries,” which are subsidiaries of national banks with expanded powers. The Act permits financial subsidiaries to engage in the same types of activities permissible for nonbank subsidiaries of financial holding companies, with the exception of merchant banking, insurance underwriting and real estate investment and development. Merchant banking may be permitted after a five-year waiting period under certain circumstances.
Federal Securities Laws
     General. Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
     Shares of common stock held by persons who are not affiliates (generally officers, directors and principal stockholders) of Oneida Financial Corp may be resold without registration. Shares held by persons who are affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Oneida Financial Corp. meets specified current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Oneida Financial Corp. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Oneida Financial Corp., or the average weekly volume of trading in the shares during the preceding four calendar weeks.
The USA PATRIOT Act
     General. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act amended the Bank Secrecy Act to encourage information sharing among bank regulatory agencies and law enforcement bodies. Moreover, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings associations, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.
Sarbanes-Oxley Act of 2002
     General. The Sarbanes-Oxley Act of 2002 addresses, among other issues corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporation information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rule adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Federal Reserve System
     General. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2009, Oneida Savings Bank was in compliance with these reserve requirements.
Federal Taxation
     General. Oneida Financial, MHC, Oneida Financial Corp. and Oneida Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Oneida Financial, MHC, Oneida Financial Corp. or Oneida Savings Bank.
     Oneida Savings Bank’s most recent IRS audit was relative to Oneida Savings bank’s 1993, 1994 and 1995 federal and state income tax returns.
     Method of Accounting. For federal income tax purposes, Oneida Financial Corp. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.
     Alternate Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Oneida Financial Corp. and Oneida Savings Bank are subject to the AMT however, neither corporation has any minimum tax credit carry forwards at December 31, 2009.
     Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carry back period for net operating losses incurred in 2008 and 2009 (but not both years) has been expanded to five years. At December 31, 2009, Oneida Financial Corp. and Oneida Savings Bank had no net operating loss carry forward for federal income tax purposes.
     Corporate Dividends-Received Deduction. Oneida Financial Corp. may exclude from its federal taxable income 100% of dividends received from Oneida Savings Bank as a member of the same affiliated group of corporations. Because the Mutual Holding Company owns less than 80% of the outstanding common stock of the Company it is not permitted to file a consolidated federal income tax return with the Company and the Bank. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return and owns at least 20% but less than 80% of the outstanding common stock of such corporation.
State Taxation
     General. Oneida Financial Corp. and Oneida Savings Bank report income on a combined calendar year basis to New York State. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State (b) 3% of

“alternative entire net income” allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.
     Audit of Tax Returns. New York State Department of Taxation’s most recent audits were of the Company’s state income tax returns for the years of 1999, 2000 and 2001.
Executive Officers of the Registrant
     Listed below is information, as of December 31, 2009, concerning the Company’s executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

Name	Age	Position and Term
Michael R. Kallet	59	President and Chief Executive Officer since 1990

Eric E. Stickels	48	Executive Vice President and Chief Financial Officer since 1998

Thomas H. Dixon	55	Executive Vice President and Chief Credit Officer since 1998
     A COPY OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT WWW.ONEIDAFINANCIAL.COM AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

ITEM 1A. RISK FACTORS
Concentration of loans in our primary market area may increase risk.
     Our success depends primarily on the general economic conditions in upstate New York, as nearly all of our loans are to customers in this market. Accordingly, the local economic conditions in upstate New York have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could negatively affect our financial results.
Changes in interest rates could adversely affect our results of operations and financial condition.
     Our results of operations and financial condition are significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as loans and securities, and the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would tend to result in a decrease in our net interest income. We have taken steps to mitigate this risk such as holding fewer longer-term residential mortgages as well as investing excess funds in shorter-term investments.
     Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities available for sale. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. At December 31, 2009, our investment securities available for sale totaled $114.5 million. Unrealized losses on our securities available for sale totaled $3.3 million and are reported in other comprehensive income as a separate component of our stockholders’ equity. Decreases in the fair value of our securities available for sale, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.
     Changes in interest rates may also affect the average life of our loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on our existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.
     A majority of our real estate loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. At December 31, 2009, approximately 60.1% of our total loans had adjustable rates of interest.

We could record future losses on our securities portfolio.
     During the year ended December 31, 2009, we recognized $2.9 million of impairment losses on securities, of which $600,000 was recognized as other comprehensive loss in the equity section of our balance sheet, and $2.3 million was recognized in our income statement. At December 31, 2009, we held trust preferred securities, corporate debt securities and non-government agency collateralized mortgage obligations with unrealized losses of $3.5 million, $780,000 and $979,000, respectively.
     A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, continued failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continues to deteriorate and there remains limited liquidity for these securities.
     We also hold investment securities for which the fair value option has been elected, which are considered trading securities. Changes in the fair value of these securities are recorded in earnings and may result in higher volatility in our earnings.
If our non-performing assets increase, our earnings will suffer.
     At December 31, 2009, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, foreclosed real estate assets and non-accruing investment securities) totaled $2.4 million, which is an increase of $1.9 million over non-performing assets at December 31, 2008. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Oneida Savings Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.
Increases to the allowance for loan losses would cause our earnings to decrease.
     Our customers may not repay their loans according to the original terms, and the collateral securing the payment of these loans may be insufficient to repay the remaining principal balance of the loan. Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require us to make additions to the allowance. Material additions to the allowance would materially decrease our net income.
     Our emphasis on the origination of commercial real estate and business loans is one of the more significant factors in determining the amount of our allowance for loan losses. As we continue to emphasize the origination of these loans, additional provisions for loan losses may be necessary which would decrease our earnings.
     Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities would have an adverse effect on our results of operations and/or financial condition.
Commercial real estate and business loans increase our exposure to credit risks.
     At December 31, 2009, our portfolio of commercial real estate and multi-family loans totaled $68.1 million, or 22.8% of total loans, and our commercial business loans totaled $38.8 million, or 13.0% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate and commercial business loans generally expose us to a greater risk of nonpayment and loss than one-to-four family residential real estate lending because repayment of such loans often depends on the successful business operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Many of our borrowers have more than one commercial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Finally, if we foreclose on a commercial real estate or commercial business loan, our holding period for the collateral, if any, typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.
     We target our business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.
Our loan portfolio has greater risk due to the substantial number of home equity loans and consumer loans.
     At December 31, 2009, our home equity loans totaled $43.0 million, or 14.4% of our total loan portfolio. Our home equity loans are primarily secured by second mortgages, and the combined loan-to-value ratio (first and second mortgage liens) for home equity loans may have been as high as 90% at the time of origination and may be higher at present. At December 31, 2009, our consumer loans totaled $43.0 million, or 14.4% of our total loan portfolio, of which $39.1 million consisted of automobile loans. Our automobile loans include a substantial number of automobile loans that are referred to us by participating automobile dealerships located in our market area, although our lending staff underwrites and approves such loans. Our consumer loan portfolio also includes automobile loans originated directly by us, as well as unsecured loans and loans secured by other personal property. Home equity loans and consumer loans generally have greater risk than one-to-four family residential mortgage loans, particularly in the case of loans that are secured by second mortgages or by rapidly depreciable assets, such as automobiles, or that are unsecured. In these cases, we face the risk that collateral, when we have it, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Particularly with respect to our home equity loans, any decrease in real estate values that adversely affect the value of the property serving as collateral for our loans would have a greater effect on the value of collateral securing a second mortgage. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.
     As a result of our large portfolio of home equity loans and consumer loans, it may become necessary to increase our provision for loan losses, which could reduce our profits
Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.
     In recent years we have had significant growth in our municipal deposits from sources within our market area. These deposits are price sensitive source of funds from both an interest and service charge perspective. We may experience a sudden increase in interest expense if market interest rates rise suddenly or risk the possibility of deposit outflow if we are unwilling to price these deposits as aggressively as our competition. This liquidity risk may require us to sell the investment securities collateralizing the municipal deposits at a loss or to access higher cost borrowings which would result in an increase in our interest expense related.
Our operations may be adversely affected if we are unable to hire and retain qualified employees.
     Our performance is largely dependent on the talents and efforts of our employees. Our continued ability to compete effectively in our businesses, and to expand into new businesses and geographic regions depends on our ability to attract retain and motivate our employees. Competition for qualified employees is often intense. Moreover, future laws or regulations limiting the amount of compensation financial institutions may pay to senior management may adversely affect our ability to hire and retain qualified employees.
     We have continued to increase total revenue and net income from non-banking sources such as insurance commissions and employee benefit consulting and services. Key employees provide expertise in the management of these business lines and develop and maintain customer relationships. The loss of those key employees would adversely affect the growth of our non-banking businesses and their continued profitability.
Conditions in insurance markets could adversely affect our earnings.
     As we have diversified our sources of income, we have become increasingly reliant on non-interest income, particularly insurance fees and commissions. Revenue from these sources could be negatively affected by fluctuating premiums in the insurance markets or other factors beyond our control. Other factors that affect our insurance revenue are the profitability and growth of our clients, continued development of new products and services, as well as our access to new markets. Our insurance revenues and profitability may also be adversely affected by regulatory developments impacting the healthcare and insurance markets, possibly including recent legislative proposals relating to national health insurance.
We hold certain intangible assets that in the future could be classified as either partially or fully impaired, which would reduce our earnings and the book values of these assets.
     We test our intangible assets for impairment at least annually. Our impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. It is possible that future impairment testing could result in a decline in value of our intangible assets which would adversely affect our financial condition. If we determine an impairment exists at a given point in time, our earnings and the book value of the related intangibles would be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our shares of common stock or our regulatory capital levels. If we acquire additional financial institutions or financial services companies, it is likely that the amount of goodwill included in our intangible assets will increase.
Strong competition may limit our growth and profitability.
     Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market area.
Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.
     Recent bank failures coupled with the severe economic recession and continued weakness in the national economy have significantly reduced the deposit insurance fund’s reserve ratio. On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that alters the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates. Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges from 12 to 45 basis points, depending on the risk category of the institution. The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. In addition, on May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $258,000 during the quarter ended June 30, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.

     The Federal Deposit Insurance Corporation also has adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This pre-payment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We are required to record the pre-payment as a prepaid expense, which will be amortized to expense over three years. Our prepayment amount was $2.4 million.
     These actions will significantly increase our noninterest expense in 2010 and in future years as long as the increased premiums continue.
The United States economy remains weak and unemployment levels are high. The prolonged economic downturn will adversely affect our business and financial results.
     The United States experienced a severe economic recession in 2008 and 2009. While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and in increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.
     Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.
A legislative proposal has been introduced that would eliminate the Office of Thrift Supervision, Oneida Financial Corp.’s primary federal regulator which would require Oneida Financial Corp. to become a bank holding company.
     Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure. The proposal would, among other things, merge the Office of Thrift Supervision into the Office of the Comptroller of the Currency or a new Federal bank regulator. As discussed further under “Regulation—Federal Holding Company Regulation,” federal law allows a state savings bank that qualifies as a Qualified Thrift Lender, such as Oneida Savings Bank, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act of 1933, as amended. Such election results in the state savings bank’s holding company being regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company regulated by the Board of Governors of the Federal Reserve System. Pursuant to such an election, Oneida Financial Corp. and Oneida Financial, MHC are currently regulated by the Office of Thrift Supervision. If the Office of Thrift Supervision is eliminated, Oneida Financial Corp. would become a bank holding company subject to regulation and supervision under the Bank Holding Company Act of 1956 which would include holding company regulatory capital requirements to which Oneida Financial Corp. is currently not subject.
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.
     In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.
     The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the New York State Banking Department, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
     We are subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation, the New York State Banking Department and the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

If our investment in the Federal Home Loan Bank of New York becomes impaired, our earnings and stockholders’ equity could decrease.
     We are required to own common stock of the Federal Home Loan Bank of New York to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program. The aggregate carrying value of our Federal Home Loan Bank common stock as of December 31, 2009 was $2.7 million. Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.
     Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of New York, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of New York common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the amount of the impairment charge.
System failure or breaches of our information systems could subject us to increased operating costs as well as litigation and other liabilities.
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
ITEM 1.B UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     Oneida Savings Bank conducts its business through its main office located in Oneida, New York, and 11 additional full service branch offices. The following table sets forth certain information concerning our property and equipment at December 31, 2009. The aggregate net book value of our premises and equipment was $21.2 million at December 31, 2009. Bailey & Haskell Associates conducts its business through one owned and four leased facilities with lease expirations not exceeding five years. Benefit Consulting Group conducts its business through one leased facility. Workplace Health Solutions conducts its business through one leased facility.

	Original	Date of	Net Book Value
	Year	Lease	of Property and Equipment
Location	Acquired	Expiration	at December 31, 2009
			(In thousands)
Main Office:
182 Main Street	1889	N/A	$2,380
Oneida, New York 13421

Branch Offices:
Camden Branch	1997	N/A	645
41 Harden Boulevard Camden, New York 13316

Canastota Branch	1999	N/A	702
104 S. Peterboro St. Canastota, New York 13032

Cazenovia Branch	1971	N/A	1,676
48 Albany Street Cazenovia, New York 13035

Hamilton Branch	1976	N/A	186
35 Broad Street Hamilton, New York 13346

Convenience Center	1988	N/A	1,081
585 Main Street Oneida, New York 13421

Chittenango Branch	2005	N/A	1,780
519 Genesee Street Chittenango, New York 13037

Bridgeport Branch	2002	December 2012	14
8786 State Route 31 Bridgeport, New York 13030

Griffiss Park Branch	2005	N/A	6,151
160 Brooks Road Rome, NY 13441

Vernon Branch 5238 W. Seneca Street Vernon, NY 13476	2007	N/A	1,125

Westmoreland Branch 4675 State Route 233 Westmoreland, NY 13490	2007	N/A	193

South Utica Branch 2711 Genesee Street Utica, NY 13505	2007	N/A	1,069

Mortgage Center 126 Lenox Avenue	1989	N/A	90
Oneida, New York 13421

Operations Center 169 Main Street	2001	N/A	1,333
Oneida, New York 13421

Bailey & Haskell Associates, Inc. Various locations	2000	Various	468
(Headquarters) 169 Main Street Oneida, New York 13421

Bailey & Haskell Associates, Inc.	2006	N/A	2,137
Benefit Consulting Group Inc. Workplace Health Solutions 5232 Witz Drive North Syracuse, New York 13212

	Original	Date of	Net Book Value
	Year	Lease	of Property and Equipment
Location	Acquired	Expiration	at December 31, 2009
Bailey & Haskell Associates, Inc.	1999	May 2010	N/M
8246 Seneca Turnpike Clinton, NY 13323

Bailey & Haskell Associates, Inc.	2009	Monthly	N/M
111 Clebourne Street Suite 230A Fort Mills, SC 29715

Other Bank Property 102 S. Peterboro St.	2000	N/A	162
Canastota, New York 13032

6 Cambridge Avenue Morrisville, New York 13408	2006	N/A	83

ITEM 3. LEGAL PROCEEDINGS
     Much of Oneida Savings Bank’s market area is included in the 250,000-acre land claim of the Oneida Indian Nation (“Oneidas”). The land claim area is held primarily by private persons. Over 16 years ago, the United States Supreme Court ruled in favor of the Oneidas in a lawsuit which management believes was intended to encourage the State of New York to negotiate an equitable settlement in a land dispute that has existed for 200 years.
     In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, a United States District Court removed a stay of litigation, having been in place since the late 1980’s pending settlement negotiations. In December 1998, both the Oneidas and the United States Justice Department filed motions to amend the long outstanding claim against the State of New York. The motions attempt to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida Counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither Oneida Savings Bank nor Oneida Financial Corp. is a named defendant in the motion. The Court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. In January 2001, amended complaints were served by the Oneidas and the United States, which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area. In June 2001, the Court determined that certain land purchased by the Oneidas in 1997 and 1998 are exempt from real estate taxes, accepting the Oneidas argument that the acquired parcels lie within the boundaries of the “reservation” established in 1794 by the Federal Government. The State of New York, Counties of Madison and Oneida and the City of Sherrill appealed the Courts decision with a court date in March 2002. In February 2002, a joint statement was issued by the Oneidas, State of New York and the Counties of Madison and Oneida, indicating that the framework for a settlement had been agreed upon, subject to the approval by the State legislature and the Federal Government. The Oneidas of Wisconsin and the Stockbridge-Munsee Band of Mohican Indians have commenced separate actions in the United States District Court for the Northern District of New York to dispute and interrupt any settlement pending. In July 2003, the United States Court of Appeals affirmed the decision of the lower court against the City of Sherrill but appeals continue relative to the decision against the Counties of Madison and Oneida. In January 2005 the United States Supreme Court heard the appeal brought forward by the City of Sherrill against the Oneidas arguing that the acquisition of real property by the Oneidas within the land claim area does not return the property to sovereign status. Therefore, the City of Sherrill contends that the property is subject to the payment of real property taxes or reverts to the ownership of the taxing authority if assessed property taxes are not paid. The United States Supreme Court ruled in favor of the City of Sherrill in June 2005. The Oneida Indian Nation is attempting to put all land acquired to date in a federal land trust. All parties involved continue to pursue all legal options available.
     To date neither the original claim nor the motion to amend has had an adverse impact on the local economy or real property values. In addition, title insurance companies continue to underwrite policies in the land claim area with no change in premiums or underwriting standards. Oneida Savings Bank requires title insurance on all residential real estate loans, excluding home equity loans. Both the State of New York and the Oneidas have indicated in their respective communications that individual landowners will not be adversely affected by the ongoing litigation. Oneida Financial Corp. continues to monitor the situation.

     We and our subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial position or results of operations.
ITEM 4. [RESERVED]
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     For information concerning the market for the Company’s common stock, the section captioned “Stockholder Information” in the Company’s Annual Report to Stockholders for the Year Ended December 31, 2009 (the “Annual Report to Stockholders”) is incorporated herein by reference.
     During the fourth quarter of 2009, the Company repurchased shares of its common stock as follows:

Maximum Number of Shares that
	# of Shares	Average Price	Total Shares	may still be purchased under the
Period	Purchased	Paid Per Share	Purchased	repurchase program
Oct. 1 — Oct. 31	—	$—	—	—
Nov. 1 — Nov. 30	—	$—	—	—
Dec. 1 — Dec. 31	2,806	$8.95	2,806	250,000
Equity Compensation Plans
     Set forth below is certain information as of December 31, 2009 regarding equity compensation to directors and executive officers of Oneida Financial Corp. approved by stockholders. Other than the employee stock ownership plan, Oneida Financial Corp. did not have any equity plans in place that were not approved by stockholders.

	Number of securities
	to be issued upon
	exercise of outstanding	Weighted average	Number of securities remaining available for
Plan	options and rights	exercise price	issuance under plan

Equity compensation plans approved by stockholders	122,175	$10.401	9,243(options)/11,286(shares of restricted stock)
Equity compensation plans not approved by stockholders	—	—	—

Total	122,175	$10.401	9,243 (options)/ 11,286(shares of restricted stock)

Stock Performance Graph
     Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning December 31, 2004, as reported by the NASDAQ Market, through December 31, 2009, (b) the cumulative total return on stocks included in the S&P 500 Index over such period,(c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and (d) the cumulative total return of publicly traded thrifts or thrift holding companies in the mutual holding company structure over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Oneida Financial Corp.	100.00	75.02	92.13	78.14	64.17	81.03
S&P 500	100.00	103.00	117.03	121.16	74.53	92.01
MHC Thrifts	100.00	99.42	132.27	112.43	115.50	101.13
NASDAQ Bank Index	100.00	95.67	106.20	82.76	62.96	51.31
Assuming an initial investment in the Common Stock of Oneida Financial Corp. of $100.00 at December 31, 2004, the cumulative total value with dividends reinvested would be $81.03 at December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2009. The historical “Selected Financial Condition Data” and historical “Selected Operating Data” are derived from the audited financial statements. The “Selected Financial Ratios”, “Summary Quarterly Data” and other data for all periods are unaudited. All financial information in these tables should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto.

	At December 31,
Selected Financial Condition Data:	2009	2008	2007	2006	2005
			( in thousands )
Total assets	$590,506	$540,130	$522,315	$442,937	$436,761
Cash and cash equivalents	39,537	13,294	16,461	18,710	12,877
Loans receivable, net	295,839	302,492	284,418	247,441	236,077
Mortgage-backed securities	65,737	74,316	46,569	29,064	29,074
Investment securities	96,487	60,446	95,825	85,736	106,455
Trading securities	7,627	5,941	—	—	—
Goodwill and other intangibles	24,813	25,063	25,434	19,870	14,364
Interest bearing deposits	426,368	364,911	334,444	260,173	250,142
Non-interest bearing deposits	62,997	60,787	65,685	53,097	51,044
Borrowed funds	31,000	52,825	56,400	65,400	77,270
Total stockholders’ equity	59,116	54,829	59,400	58,460	53,648

	Years ended December 31,
Selected Operating Data:	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data )
Total interest income	$25,001	$26,734	$25,673	$22,261	$21,012
Total interest expense	7,574	11,081	12,028	9,446	7,687

Net interest income	17,427	15,653	13,645	12,815	13,325
Provision for loan losses	760	525	—	280	360

Net interest income after provision for loan losses	16,667	15,128	13,645	12,535	12,965
Net investment (losses) gains	(1,507)	(959)	353	308	275
Change in fair value of trading securities	1,725	(7,675)	—	—	—
Non-interest income	20,884	18,318	17,838	16,671	11,617
Non-interest expense	31,975	28,171	26,416	23,407	19,496
Intangible amortization	470	541	548	383	113

Income (loss) before income taxes	5,324	(3,900)	4,872	5,724	5,248
Income tax provision (benefit)	1,211	(2,223)	1,368	1,526	1,390

Net income (loss)	$4,113	$(1,677)	$3,504	$4,198	$3,858

Earnings (loss) per share — basic	$0.53	$(0.22)	$0.45	$0.55	$0.51
Earnings (loss) per share — diluted	$0.52	$(0.22)	$0.45	$0.54	$0.50
Cash dividends paid	$0.48	$0.48	$0.48	$0.45	$0.41

	Three Months Ended
Summary Quarterly Data:	31-Mar-09	30-Jun-09	30-Sep-09	31-Dec-09
	(dollars in thousands, except per share data )
Net interest income	$4,059	$4,291	$4,442	$4,635
Provision for loan losses	—	160	400	200
Net investment gains (losses)	238	(454)	(658)	(633)
Change in fair value of trading securities	(429)	998	739	417
Non-interest income	5,556	5,001	4,794	5,533
Non-interest expense	7,898	8,209	7,991	8,347

Income before income taxes	1,526	1,467	926	1,405
Income tax provision	412	398	230	171

Net income	$1,114	$1,069	$696	$1,234

Earnings per share — basic	$0.14	$0.14	$0.09	$0.16
Earnings per share — diluted	$0.14	$0.14	$0.09	$0.16
Cash dividends declared	$0.24	$—	$0.24	$—

	Three Months Ended
	31-Mar-08	30-Jun-08	30-Sep-08	31-Dec-08
	(dollars in thousands, except per share data )
Net interest income	$3,723	$3,867	$3,924	$4,139
Provision for loan losses	—	150	125	250
Net investment (losses) gains	(4)	22	(826)	(151)
Change in fair value of trading securities	(604)	5	(6,436)	(640)
Non-interest income	4,625	4,474	4,468	4,751
Non-interest expense	7,156	7,333	7,047	7,176

Income (loss) before income taxes	584	885	(6,042)	673
Income tax provision (benefit)	155	239	(1,614)	(1,003)

Net income (loss)	$429	$646	$(4,428)	$1,676

Earnings (loss) per share — basic	$0.06	$0.08	$(0.57)	$0.22
Earnings (loss) per share — diluted	$0.06	$0.08	$(0.57)	$0.21
Cash dividends declared	$0.24	$—	$0.24	$—

	Years ended December 31,
Selected Financial Ratios:	2009	2008	2007	2006	2005

Performance ratios:
Return on average assets	0.73%	-0.31%	0.71%	0.96%	0.89%
Return on average equity	7.41%	-2.99%	5.99%	7.67%	7.30%
Interest rate spread	3.55%	3.18%	3.02%	3.05%	3.15%
Net interest margin	3.69%	3.42%	3.34%	3.45%	3.50%
Efficiency ratio	82.99%	111.18%	82.98%	78.56%	77.32%
Non-interest income to average total assets	3.76%	1.78%	3.68%	3.90%	2.75%
Non-interest expense to average total assets	5.78%	5.27%	5.46%	5.46%	4.53%
Ratio of average interest-earning assets to average interest-bearing liablitites	108.73%	109.73%	110.99%	115.73%	117.37%
Average equity to average total assets	9.89%	10.42%	11.83%	12.58%	12.21%
Equity to total assets	10.01%	10.15%	11.37%	13.20%	12.28%
Tangible equity to tangible assets	6.06%	5.78%	6.84%	9.12%	9.30%
Dividend payout ratio	40.69%	-99.10%	47.05%	36.05%	34.82%
Asset quality ratios:
Nonperforming assets to total assets	0.41%	0.09%	0.07%	0.01%	0.05%
Nonperforming loans to total loans	0.18%	0.17%	0.13%	0.02%	0.09%
Net charge-offs to average loans	0.16%	0.14%	0.04%	0.06%	0.17%
Allowance for loan losses to loans receivable, net	0.98%	0.87%	0.88%	0.84%	0.83%
Allowance for loan losses to nonperforming loans	526.50%	511.50%	669.60%	4080.39%	870.67%
Bank Regulatory Capital Ratios:
Total capital (to risk-weighted assets)	10.73%	10.21%	10.18%	13.36%	13.64%
Tier 1 capital (to risk-weighted assets)	10.00%	9.49%	9.45%	12.63%	12.96%
Tier 1 capital (to average assets)	7.19%	6.64%	6.60%	8.89%	8.80%
Number of full-service banking offices	12	12	12	8	8
Number of FTEs	318	314	317	277	237
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Stockholders is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk and Other Risks” section of the Company’s Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements identified in Item 15(a)(1) hereof are incorporated by reference hereunder.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.
     (b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d — 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issues by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

Oneida Financial Corp.
By:	/s/ Michael R. Kallet
Michael R. Kallet,
President and Chief Executive Officer

By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief Financial Officer

     (c) Changes in internal controls.
     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning Directors of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.” In addition, see Item 1. “Executive Officers of the Registrant” for information concerning the Company’s executive officers. Information concerning corporate governance matters is incorporated by reference from the Company’s Proxy Statement, specifically the section captioned “Meetings and Committees of the Board of Directors.”
     The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company’s website at www.oneidafinancial.com.
ITEM 11. EXECUTIVE COMPENSATION
     Information concerning executive compensation is incorporated by reference from the Registrant’s Proxy Statement, specifically the sections captioned “Proposal I—Election of Directors—Executive Compensation,” “—Directors’ Compensation,” and “—Benefits.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information concerning security ownership and equity compensation of certain owners and management is incorporated by reference from the Company’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information concerning relationships and transactions, and director independence, is incorporated by reference from the Company’s Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information concerning principal accountant fees and services is incorporated by reference from the Company’s Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:
     (a)(1) Financial Statements
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Condition, December 31, 2009 and 2008

•	Consolidated Statements of Income, Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements.
     (a)(2) Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
     (a)(3) Exhibits
3.1	Certificate of Incorporation of Oneida Financial Corp. (1)

3.2	Bylaws of Oneida Financial Corp. (1)

4	Form of Stock Certificate (2)

10.1	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Michael R. Kallet (3)

10.2	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Eric E. Stickels (4)

10.3	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Thomas H. Dixon (5)

10.4	Employment Agreement between Bailey & Haskell Associates, Inc. and John E. Haskell (12)

10.5	Amendment to Employment Agreement between Bailey & Haskell Associates, Inc. and John E. Haskell (13)

10.6	Employment Agreement between Benefit Consulting Group Inc. and John F. Catanzarita (14)

10.7	Oneida Financial Corp. Performance Based Compensation Plan (15)

10.8	Oneida Financial Corp. 2006 Recognition and Retention Plan (6)

10.9	Oneida Financial Corp. 2000 Stock Option Plan (7)

10.10	Amendment to the Oneida Financial Corp. 2000 Stock Option Plan (8)

10.11	Oneida Financial Corp. 2000 Recognition and Retention Plan (9)

13	Annual Report to Stockholders

14	Code of Ethics (10)

16	Letter regarding change in certifying accountant (11)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm to incorporate financial statements into Form S-8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 20, 2001. (File No. 000-25101).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 17, 1998. (File No. 333-63603).

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2009 (File No. 000-25101) .

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2009 (File No. 000-25101).

(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2009 (File No. 000-25101).

(6)	Incorporated by reference to Appendix A of the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 30, 2006 (File No. 000-25101).

(7)	Incorporated by reference to Appendix A of the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 23, 2000 (File No. 000-25101).

(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 (File No. 000-25101).

(9)	Incorporated by reference to Appendix B of the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 23, 2000 (File No. 000-25101).

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-25101).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, Item 4. Changes in Registrant’s Certifying Accountant, filed on September 3, 2003 (File No. 000-25101).

(12)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed by Oneida Financial Corp., a Maryland corporation, with the Securities and Exchange Commission on March 12, 2010.

(13)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed by Oneida Financial Corp., a Maryland corporation, with the Securities and Exchange Commission on March 12, 2010.

(14)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by Oneida Financial Corp., a Maryland corporation, with the Securities and Exchange Commission on March 12, 2010.

(15)	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by Oneida Financial Corp., a Maryland corporation, with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIDA FINANCIAL CORP.
Date: March 12, 2010	By:	/s/ Michael Kallet
Michael R. Kallet
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Kallet	By:	/s/ Eric Stickels

	Michael R. Kallet, President and Chief		Eric E. Stickels, Executive Vice President and
	Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 12, 2010		Date: March 12, 2010

By:	/s/ Thomas Dixon	By:	/s/ Patricia Caprio

	Thomas H. Dixon, Executive Vice President		Patricia D. Caprio, Director

Date: March 12, 2010		Date: March 12, 2010

By:	/s/ Edward Clarke	By:	/s/ John Haskell

	Edward J. Clarke, Director		John E. Haskell, Director

Date: March 12, 2010		Date: March 12, 2010

By:	/s/ Rodney Kent	By:	/s/ Richard Myers

	Rodney D. Kent, Director		Richard B. Myers, Director

Date: March 12, 2010		Date: March 12, 2010

By:	/s/ Dr. Ralph Stevens	By:	/s/ Frank White Jr.

	Dr. Ralph L. Stevens, Director		Frank O. White Jr., Director

Date: March 12, 2010		Date: March 12, 2010

By:	/s/ Dr. John Wight	By:	/s/ Gerald Volk

	Dr. John A. Wight, Director		Gerald N. Volk, Director

Date: March 12, 2010		Date: March 12, 2010

		By:	/s/ Nancy E. Ryan

Nancy E. Ryan, Director

Date: March 12, 2010