Form 10-Q
period 2010-03-31
ONEIDA FINANCIAL CORP
filed 2010-05-17
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Securities Exchange Act Number 000-25101
ONEIDA FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Federal	16-1561678

(State or other jurisdiction of	(IRS Employer)
incorporation or organization)	Identification Number)
182 Main Street, Oneida, New York 13421
(Address of Principal Executive Offices)

(315) 363-2000

Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐     No ☑
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,842,709 shares of the Registrant’s common stock outstanding as of May 1, 2010.

ONEIDA FINANCIAL CORP.
INDEX

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements
ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2010 and December 31, 2009

	(unaudited)
	At March 31,	At December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
Cash and due from banks	$20,151	$35,434
Federal funds sold	22,131	4,103

TOTAL CASH AND CASH EQUIVALENTS	42,282	39,537

Trading securities	7,757	7,627
Securities, available for sale	128,107	114,532
Securities, held to maturity (fair value $43,387 and $47,966 respectively)	42,697	47,692

Mortgage loans held for sale	823	687

Loans receivable	295,501	298,053
Allowance for loan losses	(3,300)	(2,901)

LOANS RECEIVABLE, NET	292,201	295,152

Fixed assets held for sale	1,018	—
Federal Home Loan Bank stock	2,302	2,665
Bank premises and equipment, net	20,147	21,275
Accrued interest receivable	2,338	2,469
Bank owned life insurance	15,879	15,712
Other assets	15,892	18,345
Goodwill	23,300	23,183
Other intangible assets	1,522	1,630

TOTAL ASSETS	$596,265	$590,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$444,627	$426,368
Non-interest bearing deposits	60,889	62,997
Borrowings	23,500	31,000
Other liabilities	7,550	11,025

TOTAL LIABILITIES	536,566	531,390
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized	—	—
Common stock ($.01 par value; 20,000,000 shares authorized; 8,322,452 shares issued)	83	83
Additional paid-in capital	19,543	19,482
Retained earnings	43,807	44,024
Accumulated other comprehensive (loss)	(3,257)	(3,961)
Treasury stock (at cost, 469,257 and 490,620 shares)	(3,037)	(3,071)

Total Oneida Financial Corp stockholders’ equity	57,139	56,557
Noncontrolling interest	2,560	2,559

TOTAL STOCKHOLDERS’ EQUITY	59,699	59,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$596,265	$590,506

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$4,318	$4,481
Interest on investment and mortgage-backed securities	1,438	1,632
Dividends on equity securities	74	105
Interest on federal funds sold and interest-earning deposits	7	14

Total interest and dividend income	5,837	6,232

INTEREST EXPENSE:
Core deposits	530	521
Time deposits	697	1,096
Borrowings	329	556

Total interest expense	1,556	2,173

NET INTEREST INCOME	4,281	4,059
Less: Provision for loan losses	400	—

Net interest income after provision for loan losses	3,881	4,059

OTHER INCOME:
Total other-than-temporary impairment losses	(642)	—
Portion of loss recognized in OCI (before taxes)	(348)	—
Net impairment losses	(990)	—
Net gains on sale of securities, net	309	238
Changes in fair value of trading securities	139	(429)
Commissions and fees on sales of non-banking products	4,662	4,149
Other operating income	1,166	1,407

Total other income	5,286	5,365

OTHER EXPENSES:
Compensation and employee benefits	5,237	4,987
Occupancy expenses, net	1,274	1,229
Other operating expense	1,833	1,682

Total other expenses	8,344	7,898

INCOME BEFORE INCOME TAXES	823	1,526

Provision for income taxes	196	412

NET INCOME	$627	$1,114

EARNINGS PER SHARE — BASIC	$0.08	$0.14

EARNINGS PER SHARE — DILUTED	$0.08	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Net income	$627	$1,114

Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Other-than-temporary impaired securities Available for sale:
Unrealized losses on securities arising during period	(642)	—
Less: reclassification adjustment for losses included in net income	990	—

Net unrealized gain	348	—
Income tax effect	(139)	—

Net of tax amount	209	—
Securities available for sale:
Unrealized gains (losses) on securities arising during period	1,102	(3,466)
Less: reclassification adjustment for gains included in net income	(309)	(238)

Net unrealized gains (losses)	793	(3,704)
Income tax effect	(317)	1,482

Unrealized holding gains (losses) on securities net of tax	476	(2,222)

Change in unrealized loss on pension benefits	32	37

Income tax effect	(13)	(15)

	19	22

Other comprehensive gain (loss), net of tax	704	(2,200)

Comprehensive income (loss) attributable to Oneida Financial Corp.	$1,331	$(1,086)

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2010 (unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
	(in thousands, except number of shares)

Balance as of December 31, 2009	8,322,452	$83	$19,482	$44,024	$(3,961)	$(3,071)	$2,559	$59,116
Net income				627				627
Other comprehensive loss, net of tax					704			704
Shares earned under stock plans			62					62
Common stock dividends: $0.24 per share				(844)				(844)
Treasury stock reissued			(1)			170		169
Treasury stock purchased						(136)		(136)
Stock issued-noncontrolling interest							1	1

Balance as of March 31, 2010	8,322,452	$83	$19,543	$43,807	$(3,257)	$(3,037)	$2,560	$59,699

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$627	$1,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510	525
Amortization of premiums/discounts on securities, net	83	40
Net change in fair value of trading securities	(139)	429
Provision for loan losses	400	—
Stock compensation earned	62	38
Loss (gain) on available for sale securities, net	681	(238)
Gain on sale of loans, net	(61)	(128)
Income tax payable	194	409
Accrued interest receivable	131	459
Other assets	2,029	117
Other liabilities	(3,443)	(7)
Earnings on bank owned life insurance	(167)	(144)
Origination of loans held for sale	(4,518)	(17,900)
Proceeds from sales of loans	4,443	18,073

Net cash provided by operating activities	832	2,787

Investing Activities:
Purchase of securities available for sale	(31,382)	(34,685)
Proceeds from sale of securities available for sale	8,340	10,888
Maturities and calls of securities available for sale	4,242	13,409
Principal collected on securities available for sale	5,658	4,864
Maturities and call of securities held to maturity	4,016	—
Principal collected on securities held to maturity	933	—
Purchase of FHLB stock	—	(459)
Redemption of FHLB stock	363	931
Net decrease in loans	2,310	6,588
Purchase of bank premises and equipment	(292)	(348)
Purchase of employee benefits company	(117)	(136)

Net cash (used in) provided by investing activities	(5,929)	1,052

Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	15,506	17,096
Net increase in time deposits	645	2,745
Proceeds from borrowings	110	—
Repayment of borrowings	(7,610)	(8,825)
Cash dividends	(844)	(831)
Stock repurchased — noncontrolling interest	1	—
Exercise of stock options (using treasury stock)	170	9
Purchase of treasury stock	(136)	—

Net cash provided by financing activities	7,842	10,194

Increase in cash and cash equivalents	2,745	14,033

Cash and cash equivalents at beginning of period	39,537	13,294

Cash and cash equivalents at end of period	$42,282	$27,327

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	1,569	2,184
Cash paid for income taxes	—	—

Supplemental noncash disclosures:
Transfer of loans to other real estate	241	—
Adoption of fair value option:
Securities transferred from available for sale to trading	—	—
Deferred tax asset related to fair value adjustments	54	166
The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2010
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”) and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be achieved for the remainder of 2010.
The data in the consolidated balance sheet for December 31, 2009 was derived from the audited financial statements included in the Company’s 2009 Annual Report on Form 10-K. That data, along with the interim financial information presented in the consolidated statement of condition, statements of operations, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2009 consolidated financial statements, including the notes thereto included in the Company’s Annual Report on Form 10-K.
Amounts in the prior period’s consolidated financial statements are reclassified when necessary to conform with the current period’s presentation.
Note B — Earnings per Share
The Company has stock compensation awards with non-forfeitable rights which are considered participating securities. As such, earnings per share is computed using the two-class method. Basic earnings per share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding outstanding participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock-based compensation plans, but excludes awards considered participating securities.
Earnings per common share have been computed based on the following for March 31, 2010 and March 31, 2009:

	2010	2009

Net income per consolidated statements of income	$627,085	$1,114,416
Net earnings allocated to participating securities	(3,482)	(7,960)

Net earnings allocated to common stock	$623,603	$1,106,456

Basic
Distributed earnings allocated to common stock	$839,921	$824,547
Undistributed earnings allocated to common stock	(216,318)	281,909

Net earnings allocated to common stock	$623,603	$1,106,456

Note B — Earnings per Share (Continued)

	2010	2009

Weighted average common shares outstanding including shares considered participating securities	7,828,228	7,774,338
Less: Average participating securities	(16,400)	(28,800)

Weighted average shares	7,811,828	7,745,538

Basic earnings per share	$0.08	$0.14

Diluted
Net earnings allocated to common stock	$623,603	$1,106,456

Weighted average common shares outstanding for basic earnings per common share	7,811,828	7,745,538
Add: Dilutive effects of assumed exercise of stock options	11,536	40,650

Weighted average shares and dilutive potential common shares	7,823,364	7,786,188

Diluted earnings per common share	$0.08	$0.14

Stock options for 89,105 and 55,827 shares of common stock were not considered in computing diluted earnings per common share for the three months ending March 31, 2010 and March 31, 2009 respectively because they were antidilutive. Dividends of $3,936 and $6,912 as of March 31, 2010 and 2009 respectively were paid on unvested shares with non-forfeitable dividend rights none of which was included in net income as compensation expense because all the awards are expected to vest.
Note C — Stock-Based Compensation
The Company’s 2000 Stock Option Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 374,568 shares of common stock. The exercise price of options granted is equal to the market value of the Company’s shares at the date of grant. All outstanding options expired on April 25, 2010 unless previously exercised. The plan also has a reload feature which entitles the option holder, who has delivered common stock as payment of the exercise price for option stock, to a new option to acquire additional shares in the amount equal to the shares traded in. The option period during which the reload option may be exercised expires at the same time as that of the original option that the holder has exercised. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. There were 9,243 shares available for future grants under the plan described above as of March 31, 2010 and 2009.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historic volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

	2010		2009
Risk-free interest rate	0.50%		N/A
Expected stock price volatility	66.44%		N/A
Expected dividend rate	3.00%		N/A
Expected life	0.17	years	N/A
Information related to the stock option plan during each period is as follows:

	2010	2009
Intrinsic value of options exercised	$163,977	N/A
Cash received from option exercises	$34,835	N/A
Tax benefit realized from option exercises	—	N/A
Weighted average fair value of options granted	$0.966	N/A

Note C — Stock-Based Compensation (Continued)
There was no unrecognized compensation cost for this plan as of March 31, 2010 as all shares vested under the terms of the plan. Compensation recorded in conjunction with the new grants totaled $13,102 and $0 for the quarter ended March 31, 2010 and 2009, respectively. New grants are for the reload option feature which are expensed at the date of grant.
Activity in the plan for 2010 was as follows:

	Range of		Weighted Average
		Option Exercise	Exercise Price
	Options	Price	Shares	Intrinsic
	Outstanding	Per Share	Outstanding	Value

Outstanding at December 31, 2009	122,175	$4.722 - $17,2477	$10.401	$152,346
Granted	13,568	$9.230 - $9.500
Exercised	(36,009)	$4.722
Forfeited	—

Outstanding at March 31, 2010	99,734	$9.715 - $17,247	$12.302	$0

At March 31, 2010, the weighted average information for outstanding and exercisable shares is as follows:

Shares outstanding and Exercisable
		Average	Average
		Exercise	Remaining Life
Range of Exercise Price	Shares	Price	(Years)

$9.715 - $10.900	24,686	$9.715	0.07
$10.900 - $12.717	40,957	$11.532	0.07
$12.717 - $14.534	18,689	$14.000	0.07
$14.534 - $16.350	5,100	$14.800	0.07
$16.350 - $17.247	10,302	$17.247	0.07

Total	99,734	$12.302	0.07

The Management Recognition and Retention Plans provide for the issuance of shares of restricted stock to directors, officers and key employees. Compensation expense equal to the market value of Oneida granted that will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with these plans was $48,464 and $38,208 for the three months ended March 31, 2010 and 2009 respectively. Shares unallocated under the plans available for future awards were 10,486 and 15,286 at March 31, 2010 and March 31, 2009 respectively. At March 31, 2010 and December 31, 2009, there were  nonvested shares of 16,400 with unrecognized compensation cost of $120,254 and $165,376 respectively.
Note D — Dividend Restrictions
Oneida Financial MHC, which owns 4,309,750 or 55.0% of the outstanding shares as of March 31, 2010 of Oneida Financial Corp., filed a notice with the OTS regarding its intent to waive its right to receive cash dividends declared by Oneida Financial Corp. The OTS did not object to the notice.
Note E — Pension Plan
The Bank provides a noncontributory defined benefit retirement accumulation plan covering substantially all employees. Under the plan, retirement benefits are primarily a function of the employee’s years of service and level of compensation. As of June 15, 2004, the Bank had a plan amendment to freeze the plan benefits for plan participants. The Bank uses a December 31 measurement date for its pension plan.
Net pension and postretirement cost, which is recorded within compensation and employee benefits expenses in the consolidated statements of operations, is comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Service cost	$—	$—
Interest cost	52,000	41,000
Expected return on plan assets	(60,000)	(49,000)
Net amortization and deferral	32,000	37,000

Note E — Pension Plan (Continued)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net periodic pension cost	$24,000	$29,000
Net gain	(19,000)	(22,200)
Prior service cost	—	—

Total recognized in other comprehensive income	(19,000)	(22,200)
Total recognized in net periodic benefit cost and Other comprehensive income	$5,000	$6,800

	2010	2009
Weighted-average assumptions as of December 31:
Discount rate	3.970%	5.390%
Expected return on plan assets	7.500%	7.500%
As of March 31, 2010, contributions to the pension plan totaled $50,000. The Bank anticipates contributing $200,000 in 2010 to fund its pension plan.
State Bank of Chittenango participated in the New York State Bankers Retirement System plan which was a noncontributory defined benefit plan covering substantially all employees. Under the plan, retirement benefits were primarily a function of the employee’s years of service and level of compensation. The plan was frozen as of May 31, 2002. State Bank of Chittenango uses a December 31 measurement date for its pension plan.
Net pension and postretirement cost (benefit), which is recorded within compensation and employee benefits expenses in the consolidated statements of operations, is comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Service cost	$5,500	$6,500
Interest cost	33,000	34,000
Expected return on plan assets	(39,000)	(34,500)
Net amortization and deferral	10,700	14,000

Net periodic pension cost (benefit)	$10,200	$20,000
Net loss	—	—
Prior service cost	—	—

Total recognized in other comprehensive income	—	—

Total recognized in net periodic benefit cost and Other comprehensive income	$10,200	$20,000

	2010	2009
Weighted-average assumptions as of December 31:
Discount rate	6.03%	6.25%
Expected return on plan assets	7.50%	7.50%
As of March 31, 2010, there were no contributions to the plan. The Bank does not anticipate contributing in 2010 to fund its pension plan.
Note F — Investment Securities and Mortgage-Backed Securities
Investment securities and mortgage-backed securities consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available-for-sale portfolio:
Investment Securities
Debt securities:
U. S. Agencies	$36,359	$173	$(83)	$36,449
Corporate	16,745	337	(534)	16,548
Trust preferred securities	8,246	—	(3,215)	5,031

Note F — Investment Securities and Mortgage-Backed Securities (Continued)

	March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

State and municipal	18,392	592	(57)	18,927
Small business administration	12	—	—	12

	$79,754	$1,102	$(3,889)	$76,967

Mortgage-Backed Securities
Fannie Mae	$14,976	$407	$(13)	$15,370
Freddie Mac	11,530	486	—	12,016
Government National Mortgage Assoc.	17,655	286	(18)	17,923
Collateralized Mortgage Obligations	6,363	40	(572)	5,831

	$50,524	$1,219	$(603)	$51,140

Total available-for-sale	$130,278	$2,321	$(4,492)	$128,107

Held-to-maturity portfolio
Investment Securities
Debt securities:
U. S. Agencies	$18,977	$151	$(31)	$19,097
State and municipal	8,597	405	(6)	8,996
Small business administration	862	—	—	862

	$28,436	$556	$(37)	$28,955

Mortgage-Backed Securities
Fannie Mae	$7,521	$125	$—	$7,646
Freddie Mac	1,706	24	—	1,730
Government National Mortgage Assoc.	5,034	27	(5)	5,056

	$14,261	$176	$(5)	$14,432

Total held-to-maturity	$42,697	$732	$(42)	$43,387

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available-for-sale portfolio:
Investment Securities
Debt securities:
U. S. Agencies	$23,952	$163	$(231)	$23,884
Corporate	16,739	246	(780)	16,205
Trust preferred securities	9,436	—	(3,515)	5,921
State and municipal	17,643	487	(142)	17,988
Small business administration	12	—	—	12

	$67,782	$896	$(4,668)	$64,010

Mortgage-Backed Securities
Fannie Mae	$16,418	$548	$(42)	$16,924
Freddie Mac	14,902	575	(6)	15,471
Government National Mortgage Assoc.	11,983	330	(15)	12,298
Collateralized Mortgage Obligations	6,758	50	(979)	5,829

	$50,061	$1,503	$(1,042)	$50,522

Total available-for-sale	$117,843	$2,399	$(5,710)	$114,532

Held-to-maturity portfolio
Investment Securities
Debt securities:
U. S. Agencies	$22,975	$113	$(164)	$22,924
State and municipal	8,615	335	(25)	8,925
Small business administration	887	—	(4)	883

	$32,477	$448	$(193)	$32,732

Mortgage-Backed Securities
Fannie Mae	$9,965	$42	$—	$10,007
Government National Mortgage Assoc.	5,250	4	(27)	5,227

	$15,215	$46	$(27)	$15,234

Total held-to-maturity	$47,692	$494	$(220)	$47,966

Note F — Investment Securities and Mortgage-Backed Securities (Continued)
The amortized cost and fair value of the investment securities portfolio at March 31, 2010 are shown by expected maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Within one year	$5,881	$5,842	$53	$54
After one year through five years	18,434	18,596	7,160	7,313
After five years through ten years	38,576	39,108	15,577	15,663
After ten years	16,863	13,421	5,646	5,925

Total	$79,754	$76,967	$28,436	$28,955

Sales of available for sale securities were as follows for the three months ended:

	March 31, 2010	March 31, 2009
	(In thousands)
Proceeds	$8,340	$10,888
Gross Gains	$309	$238
Gross Losses	$—	$—
Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2010	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Agency	$16,916	$83	$—	$—	$16,916	$83
Corporate	—	—	6,455	534	6,455	534
Trust preferred securities	—	—	5,031	3,215	5,031	3,215
State and municipals	502	2	1,198	55	1,700	57
Small business administration	—	—	12	—	12	—
Fannie Mae	2,928	13	—	—	2,928	13
Freddie Mac	421	—	—	—	421	—
Ginnie Mae	3,076	18	—	—	3,076	18
Collateralized mortgage obligations	1,296	6	3,838	566	5,134	572

Total securities available-for-sale in an unrealized loss position	$25,139	$122	$16,534	$4,370	$41,673	$4,492

U.S. Agency	$2,961	$31	$—	$—	$2,961	$31
Small business administration	862	—	—	—	862	—
State and municipals	1,162	6	—	—	1,162	6
Ginnie Mae	981	5	—	—	981	5

Total securities held-to-maturity in an unrealized loss position	$5,966	$42	$—	$—	$5,966	$42

Note F — Investment Securities and Mortgage-Backed Securities (Continued)

December 31, 2009	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Agency	$15,768	$231	$—	$—	$15,768	$231
Corporate	—	—	7,168	780	7,168	780
Trust preferred securities	—	—	5,921	3,515	5,921	3,515
State and municipals	1,915	17	2,922	125	4,837	142
Small business administration	12	—	—	—	12	—
Fannie Mae	2,621	42	—	—	2,621	42
Freddie Mac	464	6	—	—	464	6
Ginnie Mae	1,418	15	—	—	1,418	15
Collateralized mortgage obligations	1,401	38	3,544	941	4,945	979

Total securities available-for-sale in an unrealized loss position	$23,599	$349	$19,555	$5,361	$43,154	$5,710

U.S. Agency	$11,812	$164	$—	$—	$11,812	$164
Small business administration	2,157	25	—	—	2,157	25
State and municipals	883	4	—	—	883	4
Ginnie Mae	3,016	27	—	—	3,016	27

Total securities held-to-maturity in an unrealized loss position	$17,868	$220	$—	$—	$17,868	$220

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market value decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, for either debt securities or purchased beneficial interest that, on the purchase date, were rated below AA, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of this investment.
As of March 31, 2010, the Company’s security portfolio consisted of 311 securities, 54 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, corporate and trust preferred securities and private collateralized mortgage obligations as discussed below.
U.S. Agency and Agency Mortgage-Backed Securities
Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support. Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

Note F — Investment Securities and Mortgage-Backed Securities (Continued)
At March 31, 2010, of the thirty-one U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position in our available-for-sale and held-to-maturity portfolios, only one was in a continuous unrealized loss position for 12 months or more. The unrealized losses at March 31, 2010 were primarily attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
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
At March 31, 2010, of the six non-agency collateralized mortgage obligations in an unrealized loss position; four were in a continuous unrealized loss position of 12 months or more. All were rated above investment grade at time of purchase. Two are currently rated below investment grade. We have assessed these securities in an unrealized loss position at March 31, 2010 and determined that the decline in fair value was temporary except for one collateralized mortgage obligation. The Bank currently has a $1.0 million obligation rated below investment grade that based on expected cash flows, delinquencies and credit support the Company has considered impaired. The unrealized losses at March 31, 2010 and December 31, 2009 were $188,000 and $237,000 respectively. The one security was in an unrealized loss position of $100,900 of which $51,900 was recorded as expense during the period and $49,000 was recorded in other comprehensive income. This security remains classified as available-for-sale at March 31, 2010. For the other securities, we believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates of the underlying collateral. The Company monitors to insure it has adequate credit support. Included in the four securities with unrealized losses considered temporary was a $1.3 million collateralized mortgage obligation, maturing August 25, 2035 which has an interest rate of 5.5% and is rated below investment grade. The unrealized loss on this security was $138,000 and $422,000 at March 31, 2010 and December 31, 2009, respectively. In addition, we do not intend to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery.
Corporate Debt and Municipal Securities
At March 31, 2010, of the nine corporate debt and municipal securities in an unrealized loss position, five were in a continuous unrealized loss position of 12 months or more. We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings. In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity. Included in the five securities whose unrealized loss position exceeds 12 months was a $2.0 million General Motors Acceptance Corp. (GMAC) bond, maturing October 15, 2010 which has a rating below investment grade. This is a variable rate note based on the three month Treasury bill whose unrealized loss was $45,000 and $100,000 at March 31, 2010 and December 31, 2009, respectively. In addition, also included was a $2.5 million Sallie Mae (SLMA) bond, maturing May 1, 2012 which is rated below investment grade. This is a variable rate note based on the consumer price index. The unrealized loss at March 31, 2010 and December 31, 2009 was $250,000 and $402,000, respectively. Both GMAC and SLMA are paying as agreed. The three remaining securities are all rated investment grade.
Trust Preferred Securities
The Company currently has $5.0 million invested in nine trust preferred securities as of March 31, 2010 whose unrealized losses have been in a continuous loss position exceeding 12 months or more. All of the trust preferred securities are pooled issuances. Of the $5.0 million, $1.4 million have variable rates of interest. All of the securities are on nonaccrual as of March 31, 2010. The unrealized losses at March 31, 2010 and December 31, 2009 on the nine securities totaled $3.2 million and $3.5 million respectively.

Note F — Investment Securities and Mortgage-Backed Securities (Continued)
The following table provides detailed information related to the trust preferred securities held as of March 31, 2010:

									Expected
							Number of	Actual	Additional	Excess
							Banks and	Deferrals and	Deferrals and	Subordination
							Insurance	Defaults	Defaults	Defaults
							Companies	as % of	as % of	as % of
		Book	Fair	Unrealized	Realized	Lowest	Currently	Original	Performing	Performing
Description	Class	Value (2)	Value	Loss	Loss (2)(3)	Rating (1)	Performing	Collateral	Collateral	Collateral

(Dollars In thousands)
Preferred Term Ltd.	Mezz	$1,071	$874	$(197)	$(86)	Caa1	26	24.86%	13.98%	-11.19%
Preferred Term Ltd.	Mezz	2,142	1,677	(465)	(180)	Caa1	26	24.86%	13.98%	-11.19%
Preferred Term Ltd.	Mezz	1,427	1,118	(309)	(120)	Caa1	26	24.86%	13.98%	-11.19%
Preferred Term X	B-3	813	307	(506)	(1,163)	Ca	37	43.50%	15.02%	-63.05%
Preferred Term XV	B-2	860	408	(452)	(140)	Ca	56	26.08%	15.37%	-25.00%
Preferred Term XV	B-3	870	413	(457)	(130)	Ca	56	26.08%	15.37%	-25.00%
Preferred Term XXVI	C-1	731	173	(558)	(254)	C	43	28.31%	16.42%	-23.07%
Preferred Term XXVI	D-1	—	—	—	(497)	N/R	43	28.31%	16.42%	-32.49%
MMCF IX	B-2	332	61	(271)	(650)	Caa3	21	31.98%	16.02%	-48.00%

		$8,246	$5,031	($3,215)	$(3,220)

(1)	The table represents ratings information as of March 31, 2010. The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.
(2)	Book value has been reduced by realized losses to reflect a new amortized cost basis.
(3)	Represents life to date cumulative loss recognized in the income statement.
The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both. In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default. Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements. Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of March 31, 2010.
In the table above, “Excess Subordination Defaults as % of Performing Collateral” (Excess Subordination Ratio) was calculated as follows: Total face value of performing collateral minus face value of all outstanding note balances not subordinate to our investment, divided by total face value of performing collateral. The Excess Subordination Ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Company’s securities would be adversely impacted. In 2008 and 2009, the amount of deferrals and defaults on the pools described above rose significantly, which has resulted in substantial reductions in the amounts of performing collateral. As a result, the negative Excess Subordination Ratio percentages shown in the table signify there is no support from subordinate tranches available to absorb losses before the Company’s securities would be adversely impacted. A negative Excess Subordination Ratio is not definitive, in isolation, for determining whether or not OTTI should be recorded for a pooled trust preferred security. Other factors affect the timing and amount of cash flows available for payments to the note holders (investors), including the excess interest paid by the issuers (the issuers typically pay higher rates of interest than are paid out to the note holders).
The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimates to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the trust preferred securities and the financial condition of the underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the models are as follows:

Significant inputs at March 31, 2010
Annual prepayment	0% annually, 100% at maturity
Projected severity of loss on specific defaults/deferrals	85% – 100%

Note F — Investment Securities and Mortgage-Backed Securities (Continued)

Projected additional defaults:
QTR 2 – 2010	3% (not annualized)
QTR 3 – 2010	2%
QTR 4 – 2010	1%
QTR 1 – 2011	1%
Thereafter	0.375% applied annually
Projected severity of loss on additional defaults	0% – 100
Present value discount rates for OTTI	5.58% – 9.91%
Present value discount rates for fair value	12%
The Company reviews the assumptions quarterly for reasonableness and will update those assumptions that management believes have changed given market conditions, changes in deferral and defaults, as well as other factors that can impact these assumptions. The discount rates range can vary depending on the index the instruments are tied to as well as the spread for each instrument. The Company uses market-based yield indicators as a baseline for determining appropriate discount rates, and then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific trust preferred securities. The Company looks principally to market yields to maturity for investment grade and non investment grade trust preferred securities for which there is an active and liquid market. The next step is to make a series of adjustments to reflect the differences that nevertheless exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific trust preferred securities. In addition, utilization of the individual trust preferred investment’s interest crediting rate and if applicable, margin index is utilized in calculating the expected cash flows.
Prepayments can occur at the discretion of the issuer on predetermined call increments. The call provision allows the issuer to prepay some or the entire outstanding debt obligation on the fifth year and every fifth year thereafter. Due to the general weakness of the financial sector and the regulatory requirements to maintain and increase the capitalization of U.S. banks, the Company concluded that the issuers were unlikely to prepay their outstanding debt obligation and thereby reducing their individual capital ratios during this difficult economic cycle.
The Company reviews each issuer individually for projected future deferrals and defaults. The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above. This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers. The Company specifically reviews certain financial ratios including Fitch Score and “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer. The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing. The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management judgmentally establishes various credit criteria, and combinations of credit criteria and those issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date. Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security. The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions. For collateral that has already deferred, the Company assumes a recovery of 15% of par after 24 months. There is no recovery estimated for actual defaulted issuers. Projected deferrals are modeled in a consistent manner with actual deferrals. Upon completion of the March 31, 2010 analysis, our model indicated other-than temporary impairment on eight of these securities, all of which experienced additional defaults or deferrals during the period.
These eight securities were in an unrealized loss position of $640,000 of which $938,000 was recorded as expense during the period and $298,000 was recorded in other comprehensive income. These eight securities remain classified as available-for-sale at March 31, 2010. It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.
A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2010 is as follows (in thousands):

Note F — Investment Securities and Mortgage-Backed Securities (Continued)

Beginning Balance	$3,317

Additional credit loss for which other-than-temporary impairment was not previously recognized	990

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,307

Unrealized losses on other investments have not been recognized into income because the issuer(s) securities are of investment grade (except as indicated above), management does not intend to sell and it is more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bond(s) approach maturity.
Note G — Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Loans that have been classified but not considered impaired or homogenous loans not evaluated for impairment but which are classified are considered part of the general component of the allowance but are calculated using a higher estimated loss percentage. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses.
A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. At March 31, 2010 the allowance for loan losses as a percentage of net loans receivable was 1.13% as compared to 0.98% at December 31, 2009.
The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$2,901	$2,624
Charge-offs	(81)	(141)
Recoveries	80	71
Provision for loan losses	400	—

Balance at end of period	$3,300	$2,554

	March 31, 2010	December 31, 2009
	(in thousands)
Impaired loans were as follows:
Impaired loans	$2,151	$2,158
Allocated allowance for loan losses	$1,108	$570
Average of impaired loans during the year	$2,157	$1,060
Cash-basis interest income recognized	$35	$107

Note H — Segment Information
The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities. For the three months ended March 31, 2010 and 2009, the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc. Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended March 31, 2010
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(in thousands)
Net interest income	$4,281	$—	$—	$—	$4,281
Provision for loan losses	400	—	—	—	400

Net interest income after provision for loan losses	3,881	—	—	—	3,881
Other income	624	3,021	1,440	201	5,286
Other expenses	4,240	2,244	1,141	209	7,834
Depreciation and amortization	432	46	31	1	510

(Loss) income before income taxes	(167)	731	268	(9)	823
Income tax (benefit) expense	(229)	318	110	(3)	196

Net income (loss)	$62	$413	$158	$(6)	$627

Total Assets	$579,650	$17,354	$4,924	$122	$602,050

	Three Months Ended March 31, 2009
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(in thousands)
Net interest income	$4,059	$—	$—	$—	$4,059
Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	4,059	—	—	—	4,059
Other income	1,216	3,029	1,060	60	5,365
Other expenses	3,952	2,174	1,106	141	7,373
Depreciation and amortization	429	58	38	—	525

Income (loss) before income taxes	894	797	(84)	(81)	1,526
Income tax expense (benefit)	149	333	(40)	(30)	412

Net income (loss)	$745	$464	$(44)	$(51)	$1,114

Total Assets	$532,908	$16,186	$4,418	$51	$553,563

     The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of March 31:

	2010	2009
	(In thousands)
Assets
Total assets for reportable segments	$602,050	$553,563
Elimination of intercompany cash balances	(5,785)	(4,317)

Consolidated Total	$596,265	$549,246

Note I — Fair Value
Fair Value Option
The Company has elected to record at fair value certain preferred and common equity securities, in accordance with accounting guidance, as they do not have stated maturity values and the fair value fluctuates with market changes. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made. Changes in fair value for the selected instruments are recorded in earnings.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31:

Changes in Fair Values for the Period ended March 31, 2010, for items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
In Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
	(Losses)	Income	Expense	Earnings
(in thousands)
Assets:
Trading securities	$130	9	—	$139

Changes in Fair Values for the Period ended March 31, 2009, for items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
In Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
	(Losses)	Income	Expense	Earnings
(in thousands)
Assets:
Trading securities	($438)	9	—	($429)
Fair Value Measurement
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:
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
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions used to estimate the fair value of items:
Securities: The fair values of trading securities and securities available for sale are determined by quoted market prices, if available (Level 1 inputs). For securities where quoted prices are not available, fair value is calculated based on market price of similar securities (Level 2). For securities where quoted prices or market prices are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit swap and optionality. Default and deferrals on individual securities are reviewed and incorporated into the calculations. During times when trading is more liquid, broker quotes are used (if available) to validate the model.

Note I — Fair Value (Continued)
Trust Preferred Securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, these investments are now priced using Level 3 inputs.
The Company has developed an internal model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.
Corporate securities were historically priced using Level 2 inputs. Due to the lack of market of similar type investments, one of our corporate securities is considered Level 3. The Company does obtain some broker quotes on this investment based on trading desk information in which the prices are heavily influenced by unobservable market inputs.
Common and preferred equity securities are generally priced using Level 1 or Level 2 inputs due to the market activity of these types of securities. One of the preferred securities is considered level 3 pricing due to the limited trading activity of the individual security in the market and lack of certain brokers providing quotes on this type of security. The company does obtain available, if any broker quotes, reviews past history of contractual payments and financial condition of the corporation in determining an appropriate market value for this type of security.
Impaired Loans: Estimates of fair value used for other collateral supporting commercial loans generally is not observable in the marketplace and therefore, such valuations have been classified as Level 3. Impaired loans had a principal balance of $2.2 million with a valuation allowance of $1.1 million as of March 31, 2010. As of December 31, 2009, impaired loans had a principal balance of $2.2 million with a valuation allowance of $570,000. The increase in the specific allowance resulted in the increase in provisions for loan losses in the current quarter of $400,000.
Assets and liabilities measured at fair value on a recurring basis for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Trading securities
Common and preferred equities	$7,757	—	$5,732	$2,025
Available-for- sale securities
U.S. Agency	36,449	—	36,449	—
Corporate	16,548	—	14,298	2,250
Trust preferred securities	5,031	—	—	5,031
State and municipal	18,927	—	18,927	—
Small Business Administration	12	—	12	—
Residential mortgage-backed securities	45,309	—	45,309	—
Collateralized mortgage obligations	5,831	—	5,831	—

Total	$135,864	$—	$126,558	$9,306

Note I — Fair Value (Continued)

	Fair Value Measurements at December 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Trading securities
Common and preferred equities	$7,627	—	$5,568	$2,059
Available-for- sale securities
U.S. Agency	23,884	—	23,884	—
Corporate	16,205	—	13,955	2,250
Trust preferred securities	5,921	—	—	5,921
State and municipal	17,988	—	17,988	—
Small Business Administration	12	—	12	—
Residential mortgage-backed securities	44,693	—	44,693	—
Collateralized mortgage obligations	5,829	—	5,829	—

Total	$122,159	$—	$111,929	$10,230

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	Trading		Trust
	Securities	Corporate	Preferreds	Total
	(in thousands)
Beginning balance January 1, 2010	$2,059	$2,250	$5,921	$10,230
Total gains or losses (realized/unrealized) Included in earnings
Interest income on securities	(10)	—	—	(10)
Other changes in fair value	(24)	—	—	(24)
Net impairment losses recognized in earnings	—	—	(937)	(937)
Included in other comprehensive income	—	—	47	47

Ending balance March 31, 2010	$2,025	$2,250	$5,031	$9,306

				Collateralized
	Trading		Trust	Mortgage
	Securities	Corporate	Preferreds	Obligations	Total
	(in thousands)
Beginning balance January 1, 2009	$2,020	$1,500	$9,208	$768	$13,496
Total gains or losses (realized/unrealized) Included in earnings
Interest income on securities	(10)	—	(5)	—	(15)
Other changes in fair value	70	—	—	—	70
Included in other comprehensive income	—	631	(3,624)	(191)	(3,184)

Ending balance March 31, 2009	$2,080	$2,131	$5,579	$577	$10,367

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

Note I — Fair Value (Continued)
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$42,282	$42,282	$39,537	$39,537
Investment securities, held to maturity	42,697	43,387	47,692	47,966
Loans held for sale	823	839	687	700
Loans receivable, net	295,501	298,816	295,152	297,331
Federal Home Loan Bank stock	2,302	N/A	2,665	N/A
Accrued interest receivable	2,338	2,338	2,469	2,469
Financial liabilities:
Deposits	$505,516	$502,904	$489,364	$476,171
Federal Home Loan Bank advances	23,500	23,790	31,000	31,335
Accrued interest payable	104	104	117	117
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
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.
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

Note I — Fair Value (Continued)
FHLB Stock
It is not practicable to estimate the fair value of FHLB stock due to restrictions placed on its transferability.
Accrued Interest Receivable
The carrying value of accrued interest receivable approximates fair value.
Deposits
The fair value of our deposits with no stated maturity, such as savings and checking, as well as mortgagors’ payments held in escrow, is equal to the amount payable on demand. The fair value of time deposits was estimated by discounting expected maturities at interest rates approximating those currently being offered. The fair value of accrued interest approximates fair value.
Borrowings
The fair value of borrowings is estimated using discounted cash flows analysis to maturity.
Note J — Accounting Pronouncements
In June 2009, the FASB amended previous guidance related to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidelines. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
Note K — Adoption of Plan of Conversion and Reorganization
On February 9, 2010, the Board of Directors of Oneida Financial, MHC (“MHC”) and Oneida Savings Bank (“Bank”) adopted a Plan of Conversion and Reorganization providing for the conversion of the MHC into the capital stock form of organization resulting in the formation of a new federally-chartered stock holding company, Oneida Financial Corp. — New (“Holding Company”). Under the plan, the existing shares of the Company’s common stock owned by Public Stockholders will be converted pursuant to an exchange ratio into shares of common stock of the Holding Company (“Holding Company Common Stock”). Simultaneously, with the Conversion and Reorganization, the Holding Company will conduct a stock offering which represents the 55.0% ownership interest in Oneida Financial Corp. now owned by the MHC. The Conversion will result in the Bank being wholly owned by a state-chartered stock holding company which is owned by public stockholders. Shares of conversion stock will be offered in a subscription offering in descending order of priority to eligible deposit account holders, the Bank’s tax qualified employee benefit plan, then to other depositors of the Bank. Any shares of the Stock Holding Company’s common stock not sold in the subscription offering will be offered for sale to the general public, giving preference to natural persons residing in the bank’s market area.
Upon completion of the plan, the public will own 100% of the outstanding stock of the Holding Company. The Holding Company will own 100% of the Bank. The Bank may not pay dividends to the Holding Company if the dividends would cause the Bank to fall below the “well capitalized” capital threshold.
The Holding Company intends to contribute approximately 50% of the proceeds of the offering to the Bank. The balance will be retained as the Holding Company’s initial capitalization and may be used for general business purposes including

Note K — Adoption of Plan of Conversion and Reorganization (Continued)
investment in securities, repurchasing shares of its common stock, paying dividends as well as to effect corporate transactions, including mergers, acquisitions and branch expansions. The funds received by the Bank will be used for general business purposes including originating loans and purchasing securities and may also be used for growth through expansion of the branch office network.
The plan of conversion provides for the establishment, upon the completion of the conversion, of a liquidation account by the Holding Company for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders in an amount equal to (i) the MHC’s ownership interest in the Company’s total stockholders’ equity as of the date of the latest statement of financial condition used in the prospectus plus (ii) the value of the net assets of the MHC as of the date of the latest statement of financial condition of the MHC used in the prospectus. The plan of conversion also provides the establishment of a bank liquidation account at the Bank to support the Holding Company’s liquidation account. The liquidation account is designed to provide payments to depositors of their liquidation interests in the event of a liquidation of the Holding Company and the Bank or a liquidation solely of the Bank. Specifically, in the unlikely event that either the Bank or the Holding Company and the Bank were to liquidate after the conversion, all claims of creditors, including those of depositors, would be paid first, followed by distribution to eligible depositors of their interests in the liquidation account maintained by the Holding Company.
Offering costs will be deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering is not completed, all costs will be charged to expense. At March 31, 2010, approximately $440,000 of expense has been incurred.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This section presents Management’s discussion and analysis of and changes to the Company’s consolidated financial results of operations and condition and should be read in conjunction with the Company’s financial statements and notes thereto included herein.
     When used in this quarterly report the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
     The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
GENERAL
     Oneida Financial Corp. is the parent company of Oneida Savings Bank (“the Bank”). The Company conducts no business other than holding the common stock of the Bank and general investment activities resulting from the capital it holds. Consequently, the net income of the Company is primarily derived from its investment in the Bank. Our results of operations depend primarily on our net interest income. Net interest income is the difference between interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances and other borrowings. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities. Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, fees from our insurance agency, benefit consulting and risk management subsidiaries and fees from trust services, and net gains and losses on sale of investments. Interest income and noninterest income are offset by provisions for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and equipment costs, as well as by state and federal income tax expense.
     Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulation or government policies may materially affect our financial condition and results of operations.
RECENT DEVELOPMENTS
     The Company announced a semi-annual cash dividend as of January 29, 2010 of $0.24 per share which was paid to its shareholders on February 9, 2010. Oneida Financial MHC waived its receipt of dividends.
     On February 9, 2010, the Board of Directors of Oneida Financial, MHC (“MHC”) and Oneida Savings Bank (“Bank”) adopted a Plan of Conversion and Reorganization providing for the conversion of the MHC into the capital stock form of organization resulting in the formation of a new federally-chartered stock holding company, Oneida Financial Corp. — New (“Holding Company”). See Footnote K Adoption of Plan of Conversion and Reorganization in the consolidated financial statements.
FINANCIAL CONDITION
     ASSETS. Total assets at March 31, 2010 were $596.3 million, an increase of $5.8 million, or 1.0%, from $590.5 million at December 31, 2009. The increase in total assets was primarily attributable to an increase in cash equivalents and investment securities.

     Cash and cash equivalents increased $2.8 million, or 7.1%, to $42.3 million at March 31, 2010 from $39.5 million at December 31, 2009. The increase in cash and cash equivalents was due to our intention to maintain a higher level of cash liquidity and an increase in deposits.
     Mortgage-backed securities decreased $336,000, or 0.5%, to $65.4 million at March 31, 2010 as compared with $65.7 million at December 31, 2009. The decrease in mortgage-backed securities is primarily the result of the principal repayment of securities during the first quarter of 2010. Investment securities increased $8.9 million, or 9.2%, to $105.4 million at March 31, 2010 as compared to $96.5 million at December 31, 2009. The increase in investment securities was due to an increase in municipal deposits which require full collateralization with treasury, agency and municipal securities.
     Trading securities increased $130,000, or 1.7%, to $7.8 million at March 31, 2010 as compared with $7.6 million at December 31, 2009 and represent common and preferred equity securities that we have elected to adjust to fair value. The increase in trading securities represents the increase in fair value during the first quarter of 2010 and was reflected through the income statement.
     Loans receivable, including loans held for sale, decreased $2.4 million, or 0.8%, to $296.3 million at March 31, 2010 as compared with $298.7 million at December 31, 2009. We continue to maintain a diversified loan portfolio mix. The decrease in loan balances reflects our continued sale in the secondary market of lower yielding fixed-rate one-to-four family residential real estate loans. We sold $4.4 million in fixed rate residential loans during the three months ended March 31, 2010. While overall loan demand is lower than a year ago, we have continued to maintain balanced loan originations during the first quarter of 2010: residential mortgage loan originations were $6.6 million, consumer loan originations were $6.4 million and commercial loan originations were $5.5 million.
     LIABILITIES. Total liabilities increased by $5.2 million, or 1.0%, to $536.6 million at March 31, 2010 from $531.4 million at December 31, 2009. The increase was primarily the result of an increase in deposits of $16.2 million, partially offset by a decrease in borrowings of $7.5 million.
     Deposit accounts increased $16.2 million, or 3.3%, to $505.5 million at March 31, 2010 from $489.4 million at December 31, 2009. Interest-bearing deposit accounts increased by $18.2 million, or 4.3%, to $444.6 million at March 31, 2010 from $426.4 million at December 31, 2009. Non-interest bearing deposit accounts decreased $2.1 million, or 3.3%, to $60.9 million at March 31, 2010 from $63.0 million at December 31, 2009. The increase in deposit accounts was a result of an increase in municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango. Municipal deposits increased $24.9 million to $110.9 million at March 31, 2010 from $86.0 million at December 31, 2009. This increase was concurrent with local tax collections by various municipalities combined with the addition of new account relationships.
     Borrowings decreased $7.5 million, or 24.2%, to $23.5 million at March 31, 2010 from $31.0 million at December 31, 2009. The decrease in borrowings was due to our decision not to renew the advances that matured during the first quarter of 2010. At March 31, 2010, our Federal Home Loan Bank of New York overnight line of credit facility was not in use. Overnight advances are used from time to time to fund loan originations and short-term deposit outflows.
     Other liabilities decreased $3.4 million, or 30.9%, to $7.6 million at March 31, 2010 from $11.0 million at December 31, 2009. The decrease in other liabilities is primarily due to a decrease in premiums payable to our insurance subsidiary as a result of a decrease in future dated commissions at March 31, 2010 from December 31, 2009.
     STOCKHOLDERS’ EQUITY. Total stockholders’ equity at March 31, 2010 was $59.7 million, an increase of $583,000, or 1.0%, from $59.1 million at December 31, 2009. The increase in stockholders’ equity reflects the contribution of net income of $627,000. In addition, there was an increase in accumulated other comprehensive income of $704,000 at March 31, 2010 resulting from an increase in the market value of mortgage-backed and investment securities and the change in the unrealized loss on pension benefits. The recognition of other-than-temporary impairment through current quarter earnings on certain investment securities resulted in a decrease in the net unrealized loss on our available for sale securities.
     Partially offsetting the increases in stockholders’ equity was the payment of cash dividends to stockholders. Stockholders were paid a dividend during the first quarter of 2010 of $0.24 per share resulting in a reduction in stockholders’ equity of $844,000. Share based compensation earned under our stock plans was $62,000 during the first quarter of 2010.

     ANALYSIS OF NET INTEREST INCOME
     Oneida Savings Bank’s principal business has historically consisted of offering savings accounts and other deposits to the general public and using the funds from such deposits to make loans secured by residential and commercial real estate, as well as consumer and commercial business loans. Oneida Savings Bank also invests a significant portion of its assets in investment securities and mortgage-backed securities both of which have classifications of available for sale and held to maturity. Our results of operations depends primarily upon net interest income, which is the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is directly affected by changes in volume and mix of interest-earning assets and interest-bearing liabilities which support those assets, as well as the changing interest rates when differences exist in the repricing of assets or liabilities.
     AVERAGE BALANCE SHEET. The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance. Non-accrual loans and investments have been included in the average balances.
     TABLE 1. Average Balance Sheet.

	Three Months Ended March 31,						Twelve Months Ended Dec. 31,
		2010			2009			2009
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
				(Dollars in Thousands)
Assets
Interest-earning Assets:
Loans Receivable	$298,892	$4,318	5.78%	$301,845	$4,481	5.94%	$298,449	$17,761	5.95%
Investment and Mortgage-Backed Securities	167,730	1,438	3.43%	138,261	1,632	4.72%	154,151	6,905	4.48%
Federal Funds	31,249	7	0.09%	10,460	14	0.54%	13,723	37	0.27%
Equity Securities	7,625	74	3.88%	5,933	105	7.08%	6,290	298	4.74%

Total Interest-earning Assets	505,496	5,837	4.62%	456,499	6,232	5.46%	472,613	25,001	5.29%

Non interest-earning Assets:
Cash and due from banks	11,905			12,577			13,188
Other assets	78,283			76,693			75,112

Total assets	$595,684			$545,769			$560,913

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$146,238	$378	1.05%	$98,386	$368	1.52%	$117,472	$1,516	1.29%
Savings Accounts	86,022	125	0.59%	76,187	116	0.62%	80,714	488	0.60%
Interest-bearing Checking	51,599	27	0.21%	44,348	37	0.34%	46,359	139	0.30%
Time Deposits	154,596	697	1.83%	155,162	1,096	2.86%	153,870	3,734	2.43%
Borrowings	27,403	329	4.87%	47,567	556	4.74%	36,235	1,697	4.68%
Notes Payable	0	0	0.00%	3	0	0.00%	1	0	0.00%

Total Interest-bearing Liabilities	465,858	1,556	1.35%	421,653	2,173	2.09%	434,651	7,574	1.74%

Non-interest-bearing Liabilities:
Demand deposits	59,996			59,029			60,024
Other liabilities	10,315			9,859			10,740

Total liabilities	$536,169			$490,541			$505,415

Stockholders’ equity	59,515			55,228			55,498

Total liabilities and stockholders’ equity	$595,684			$545,769			$560,913

Net Interest Income		$4,281			$4,059			$17,427

Net Interest Spread			3.27%			3.37%			3.55%

Net Earning Assets	$39,638			$34,846			$37,962

Net yield on average Interest-earning assets		3.39%			3.56%			3.69%

Average interest-earning assets to average Interest-bearing liabilities		108.51%			108.26%			108.73%

RESULTS OF OPERATIONS
     General. Net income for the three months ended March 31, 2010 was $627,000 compared to $1.1 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, basic net income per share was $0.08 as compared with basic net income per share of $0.14 for the three months ended March 31, 2009. The decrease in net income is primarily the result of non-cash investment losses, an increase in the provision for loan losses and an increase in non-interest expenses. These decreases in income were partially offset by an increase in net interest income, an increase in the fair value of trading securities, an increase in non-interest income and a decrease in income tax provisions during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.
     Net income from operations for the three months ended March 31, 2010, excluding non-cash investment securities charges, was $1.3 million or $0.16 per basic share. Non-cash investment securities charges consisted of impairment charges of $990,000 incurred on eight trust preferred securities and one private-label collateralized mortgage obligation and the non-cash benefit to earnings of $139,000 recognized in connection with the increase in market value of our trading securities, net of $202,000 in income taxes, for a net non-cash charge of $649,000. This compares to net income from operations for the three months ended March 31, 2009 of $1.4 million, or $0.18 per basic share. Net income excluding the non-cash charges and benefits to earnings decreased due primarily to an increase in the provision for loan losses and an increase in non-interest expense, partially offset by an increase in net interest income, an increase in non-interest income, an increase in gains from the sale of investments and a decrease in the provision for income taxes. We believe these non-GAAP financial measures provide a meaningful comparison of the underlying operational performance of our business, and facilitate investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, we believe the exclusion of these items enables management to perform a more effective evaluation and comparison of our results and assess performance in relation to our ongoing operations.
     Interest and Dividend Income. Interest and dividend income decreased by $395,000, or 6.3%, to $5.8 million for the three months ended March 31, 2010 from $6.2 million for the three months ended March 31, 2009. Interest and fees on loans decreased by $163,000 for the three months ended March 31, 2010 as compared with the same period in 2009. Interest and dividend income on mortgage-backed and other investment securities decreased $225,000 to $1.5 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009. Interest income earned on federal funds sold decreased $7,000 during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.
     The decrease in income on loans resulted from a decrease of 16 basis points in the average yield on loans to 5.78% from 5.94% and a decrease of $2.9 million in the average balance of loans to $298.9 million in the first quarter of 2010 from $301.8 million in the first quarter of 2009. At March 31, 2010, total loans receivable were $296.3 million as compared with $298.4 million at March 31, 2009, a decrease of 0.7%. The decrease in the yield on loans is a result of the continued low market interest rates resulting in lower interest rates earned on new loans and variable rate loans.
     The decrease in interest income from investment and mortgage-backed securities was the result of a decrease of 129 basis points in the average yield earned to 3.43% from 4.72% partially offset by an increase of $29.4 million in the average balance of investment and mortgage-backed securities to $167.7 million during the first quarter of 2010 from $138.3 million during the first quarter of 2009. The decrease in average yield is the result of lower market interest rates and management’s decision to place all of our trust preferred securities on non-accrual status. The increase in the average balance of investment and mortgage-backed securities is the result of purchases of securities required to collateralize the increased balances of municipal deposits.
     Interest income on federal funds sold decreased as a result of a decrease of 45 basis points in the average yield partially offset by an increase of $20.7 million in the average balance of federal funds sold to $31.2 million during the first quarter of 2010 as compared with $10.5 million during the three months ended March 31, 2009. The decrease in the yield is due to decreases in interest rates paid on federal funds during the period. The increase in the average balance of federal funds sold reflects our decision to increase the total liquidity of Oneida Financial Corp.
     Income from equity securities decreased $31,000 due to a decrease in the average yield of 320 basis points, partially offset by an increase of $1.7 million in the average balance from $5.9 million for the three months ended March 31, 2009 to $7.6 million for the three months ended March 31, 2010.
     Interest Expense. Interest expense decreased $617,000, or 28.4%, to $1.6 million for the three months ended March 31, 2010 from $2.2 million for the three months ended March 31, 2009. The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during first quarter of 2010 of $390,000, decreasing to $1.2 million from

$1.6 million during the first quarter of 2009. In addition, borrowing expense decreased to $329,000 for the three months ended March 31, 2010 compared with $556,000 for the three months ended March 31, 2009.
     The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits. Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $65.0 million, or 29.7%, to $283.9 million at an average cost of 0.76% during the first quarter of 2010 from $218.9 million at an average cost of 0.97% during the first quarter of 2009. During the same period the average balance of time deposits decreased $566,000, or 0.37%, to $154.6 million in the first quarter of 2010 from $155.2 million during the first quarter of 2009 and the average rate paid on time deposits decreased 103 basis points.
     The decrease in borrowing expense was due to a decrease in the average balance of borrowings outstanding in the March 31, 2010 period to $27.4 million as compared with $47.6 million during the March 31, 2009 period, partially offset by a 13 basis point increase in the average rate paid on borrowed funds to 4.87% for the 2010 period.
     Provision for Loan Losses. Provision for loan losses increased to $400,000 for the three months ended March 31, 2010. There was no provision for loan losses for the three months ended March 31, 2009. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management evaluates the adequacy of the allowance and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing and classified loans. The evaluation considers volume changes in the loan portfolio mix in response to changes in loan asset origination and retention toward consumer and commercial business loan assets, and provides within the allowance adequacy formula for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.
     During 2009, we identified an impaired commercial lending relationship with a principal balance of $2.2 million as of March 31, 2010. During the first quarter of 2010, we increased the specific allowance to $1.1 million for the impaired unsecured commercial loan resulting in the increase in provisions for loan losses in the current quarter of $400,000. As of March 31, 2010, the borrower of the impaired loan has made all payments as agreed.
     Nonperforming loans totaled $317,000 or 0.11% of total loans at March 31, 2010 compared with $576,000 or 0.19% of total loans at March 31, 2009. Net charge-off activity for the three months ended March 31, 2010 was $1,000 as compared with $70,000 in net charge-offs during the three months ended March 31, 2009. The balance of the allowance for loan losses was $3.3 million or 1.13% of loans receivable at March 31, 2010 compared with $2.6 million or 0.86% of loans receivable at March 31, 2009.
     Non-interest Income. Non-interest income consists of non-interest income, changes in fair value of trading securities, net gains on sales of securities as well as net impairment losses recognized in earnings. Non-interest income decreased by $79,000, or 1.5%, to $5.3 million for the three months ended March 31, 2010 from $5.4 million for the three months ended March 31, 2009. The decrease in non-interest income was primarily due to other-than-temporary impairment charges recorded in the first quarter of 2010 as compared with net securities gains in the first quarter of 2009 and decreases in service charges on deposit accounts and in other revenue from banking operations. Partially offsetting the decreases in non-interest income were increases in non-banking revenue sources and a net increase in the fair value adjustment for the increase in market value of our trading securities at March 31, 2010 from the prior year end as compared with a net decrease in the fair value adjustment for the 2009 period.
     Revenue derived from Oneida Savings Bank’s non-banking subsidiaries increased $513,000, or 12.4%, to $4.7 million during the three months ended March 31, 2010 as compared with $4.1 million during the three months ended March 31, 2009. Insurance subsidiary revenue of Bailey & Haskell Associates was $3.0 million for the three months ended March 31, 2010 as compared with $3.0 million during the three months ended March 31, 2009. Insurance subsidiary revenue retention is primarily due to consistent sales volume and a high level of account revenue retention from the prior year. Consulting activities of Benefit Consulting Group generated revenue of $1.4 million for the three months ended March 31, 2010 as compared with $1.1 million during the first quarter of 2009. The increase in consulting revenue is primarily the result of an increase in employee benefit consulting services and increased pension administration revenue resulting from required pension plan amendments prepared for clients. Risk management activities of Workplace Health Solutions generated $201,000 of revenue for the three months ended March 31, 2010 as compared with $60,000 in revenue during same period of 2009. The increase in risk management revenue was the result of continued client growth for this new subsidiary established at the beginning of 2008.
     Deposit account service fees decreased to $622,000 during the three months ended March 31, 2010 from $648,000 during the three months ended March 31, 2009. The combination of fee reductions and the higher account balances currently maintained resulted in the decrease in deposit account service fee revenue.
     We have experienced a decrease in income from the sale and servicing of fixed-rate residential real estate loans. The decrease is primarily the result of a decrease in the volume of loan activity in the first quarter of 2010 as compared with higher level of activity in the first quarter of 2009. Income from the sale and servicing of fixed-rate residential real estate loans was $141,000 during the three months ended March 31, 2010 compared with $310,000 during the three months ended March 31, 2009.
     We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement. For the three months ended March 31, 2010 the market value of our trading securities increased $139,000 as compared with a decrease of $429,000 in the 2009 period.
     Net investment losses for the three months ended March 31, 2010 were $681,000 as compared with net investment gains of $238,000 during three months ended March 31, 2009. The net investment loss was the result of non-cash impairment charges of $990,000 recorded for the three months ended March 31, 2010 for eight trust preferred securities and one collateralized mortgage obligation which were determined to be other-than-temporarily impaired. The trust preferred securities are diversified pools of collateralized debt obligations primarily issued by domestic financial institutions and their holding companies. Partially offsetting the non-cash impairment charges were investment gains resulting from our decision to realize a portion of the appreciation in our mortgage-backed and investment securities portfolio resulting in net gains realized of $309,000 during the first quarter of 2010. For the three months ended March 31, 2009, we realized net investment gains of $238,000 and we did not record any non-cash other-than-temporary impairment charges. See Footnote F Investment Securities in the consolidated financial statements for more detailed information on other-than-temporary impairment review.
     Non-interest Expense. Non-interest expense increased by $446,000, or 5.6%, to $8.3 million for the three months ended March 31, 2010 from $7.9 million for the three months ended March 31, 2009. The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.
     Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended March 31, 2010 was $5.2 million, an increase of $250,000, or 5.0%, as compared with compensation expense of $5.0 million during the first quarter of 2009. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.
     Building occupancy and equipment expense increased $45,000, or 3.7%, to $1.3 million for the three months ended March 31, 2010 as compared to $1.2 million during the three months ended March 31, 2009.
     Provision for Income Taxes. Provision for income taxes was $196,000 for the three months ended March 31, 2010, a decrease of $216,000 from the first quarter 2009 income tax provision recorded of $412,000. The decrease in income tax provision reflects the decrease in net income for the three months ended March 31, 2010. The effective tax rate was 23.8% during the first quarter of 2010 as compared with an effective tax rate of 27.0% in the first quarter of 2009. The lower effective tax rate better reflects the overall tax rate for 2009 and the expected tax rate for 2010.
     Liquidity and Capital Resources. Our primary source of funds are deposits; FHLB borrowings; proceeds from the principal and interest payments on loans and mortgage-related, debt and equity securities; and to a lesser extent, proceeds from the sale of fixed rate residential real estate loans and additional borrowings ability availability as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales and borrowings are greatly influenced by general interest rates, economic conditions and competition.

     Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2010, loan originations totaled $18.4 million compared to $31.2 million during the first quarter of 2009. The purchases of securities available for sale totaled $31.4 million during the first quarter of 2010 as compared to $34.7 million during the first quarter of 2009. The purchases of investment securities were funded due to an increase in municipal deposits which require full collateralization.
     Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. If Oneida Savings Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. Oneida Savings Bank may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. Additionally, we also maintain lines of credit with various other commercial banks as an additional source of short-term borrowing that provides funding sources for lending, liquidity and asset and liability management as needed.
     In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customers’ creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2010 the Company had outstanding commitments to originate loans of approximately $4.4 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $5.2 million at March 31, 2010.
     The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $54.2 million at March 31, 2010 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
     Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of March 31, 2010 the total of cash, interest-earnings demand accounts and federal funds sold was $42.3 million.
     At March 31, 2010, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of March 31, 2010:
Total Capital (to Risk Weighted Assets)	$43,750	11.04%	$31,704	8%	$39,630	10%
Tier I Capital (to Risk Weighted Assets)	$40,450	10.21%	$15,852	4%	$23,778	6%
Tier I Capital (to Average Assets)	$40,450	7.08%	$22,853	4%	$28,567	5%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$42,634	10.73%	$31,799	8%	$39,749	10%
Tier I Capital (to Risk Weighted Assets)	$39,734	10.00%	$15,900	4%	$23,850	6%
Tier I Capital (to Average Assets)	$39,734	7.19%	$22,101	4%	$27,626	5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2010 and 2009 (unaudited)
(Annualized where appropriate)

	Three Months Ending
	March 31,
	2010	2009
Performance Ratios:
Return on average assets	0.42%	0.82%
Return on average equity	4.21%	8.07%
Interest rate spread	3.26%	3.37%
Net interest margin	3.39%	3.56%
Efficiency Ratio	86.09%	82.50%
Non-interest income to average total assets	3.55%	3.93%
Non-interest expense to average total assets	5.60%	5.79%
Average interest-earning assets as a ratio to average interest-bearing liabilities	108.51%	108.26%

Asset Quality Ratios:
Non-performing assets to total assets	0.90%	0.10%
Non-performing loans to total loans	0.11%	0.19%
Net charge-offs to average loans	0.00%	0.02%
Allowance for loan losses to non-performing loans	1,041.01%	433.40%
Allowance for loan losses to loans receivable, net	1.13%	0.86%

Capital Ratios:
Equity to total assets (end of period)	10.01%	9.64%
Tangible equity to tangible assets (end of period)	6.10%	5.33%
Average equity to average assets	9.99%	10.12%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
     Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios. Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2010, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.
For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report to Stockholders. There has been no material change in the Company’s interest rate risk profile since December 31, 2009.
ITEM 4T. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(3) and 15d — 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods or submits specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ONEIDA FINANCIAL CORP.
AND SUBSIDIARIES
Part II — Other Information
Item 1 Legal Proceedings
     Much of the Bank’s market area is included in the 270,000-acre land claim of the Oneida Indian Nation (“Oneidas”). The land claim area is held primarily by private persons. Over 15 years ago the United States Supreme Court ruled in favor of the Oneidas in a lawsuit which management believes was intended to encourage the State of New York to negotiate an equitable settlement in a land dispute that has existed over 200 years.
     In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, an U.S. District Court removed a stay of litigation, having been in place since the late 1980’s pending settlement negotiations. In December 1998, both the Oneidas and the U.S. Justice Department filed motions to amend the long outstanding claim against the State of New York. The motion attempts to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither the Bank nor the Company is a named defendant in the motion. The court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. In January 2001, amended complaints were served by the Oneidas and the United States which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area. In June 2001, the court determined that certain land purchased by the Oneidas in 1997 and 1998 are exempt from real estate taxes, accepting the Oneidas argument that the acquired parcels lie within the boundaries of the “reservation” established in 1974 by the Federal Government. The State of New York, Counties of Madison and Oneida and the City of Sherrill appealed the court’s decision with a court date of March 2002. In February 2002, a joint statement was issued by the Oneidas, State of New York, and the counties of Madison and Oneida, indicating that the framework for a settlement had been agreed upon subject to the approval by the State legislature and the Federal Government. The Oneidas of Wisconsin and the Stockbridge-Munsee Band of the Mohican Indians have commenced separate actions in the United State District Court for the Northern District of New York to dispute and interrupt any settlement pending. In July 2003, the United States Court of Appeals affirmed the decision of the lower court against the City of Sherrill but appeals continue relative to the decision against the Counties of Madison and Oneida. In January 2005 the United State Supreme Court heard the appeal brought forward by the City of Sherrill against the Oneidas arguing that the acquisition of real property by the Oneidas within the land claim area does not return the property to sovereign status. Therefore, the City of Sherrill contends that the property is subject to the payment of real property taxes or reverts to the ownership of the taxing authority if assessed property taxes are not paid. The United States Supreme Court filed their decision in March 2005, ruling in favor of the City of Sherrill. The Oneida Indian Nation is attempting to put all land acquired to date in a federal land trust. All parties involved continue to pursue all legal options available.
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
Item 1a Risk Factors
     There has not been any material change in the risk factors disclosure from that contained in the Company’s 2009 Form 10-K for the fiscal year ended December 31, 2009.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our share repurchase activity during the three months ended March 31, 2010. The shares were stock options that were exercised using reload options. Our current repurchase plan of 250,000 was announced on February 13, 2008 and represents 3.2% of the common stock outstanding. The plan has no expiration date.

	Total			Maximum Number of
	Number	Average	Total Number of Shares	Shares that May Yet Be
	of Shares	Price Paid	Purchased as Part of	Purchased Under the
Period	Purchased	per Share	Publicly Announced Plans	Plan
January 1, 2010 — January 31, 2010	3,726	$9.50	—	—
February 1, 2010 —February 28, 2010	—	—	—	—
March 1, 2010 — March 31, 2010	10,920	$9.22	—	—
Total	14,646	$9.29	—	250,000
Item 3 Defaults Upon Senior Securities
     Not applicable.
Item 4 [Removed and Reserved]
Item 5 Other Information
     None
Item 6 Exhibits
(a)	All required exhibits are included in Part I under Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference, herein.

Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ONEIDA FINANCIAL CORP.
Date: May 17, 2010	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief Financial Officer