Form 10-K/A
period 2009-12-31
ONEIDA FINANCIAL CORP
filed 2010-05-28
CIK 1070190

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐.
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

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate market value of the 3,500,926 shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price ($9.25) on June 30, 2009, as reported by the Nasdaq Market, was approximately $32.4 million. As of February 28, 2010, there were issued and outstanding 7,826,620 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

(2)	Annual Report to Stockholders (Part II).
Explanatory Note
We filed our Annual Report on Form 10-K for the year ended December 31, 2009 on March 12, 2010 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) in order to include in the Form 10-K disclosures prepared in response to comments received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) and the Office of Thrift Supervision in connection with the staff’s review of the filing of Form S-1 Registration Statement filed by Oneida Financial Corp., a Maryland corporation recently formed in connection with the “second step” conversion of Oneida Financial, MHC from the mutual to the stock form of organization.
We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted above. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

PART I
ITEM 1. BUSINESS
The Companies
     Plan of Conversion and Reorganization
          As of February 9, 2010, the Board of Directors of Oneida Financial, MHC and Oneida Savings Bank adopted a Plan of Conversion and Reorganization providing for the conversion of the MHC into the capital stock form of organization resulting in the formation of a new state-chartered stock holding company, Oneida Financial Corp. (“Holding Company”), which was recently organized under Maryland law. Under the plan, the existing shares of the common stock of Oneida Financial Corp., a federal corporation (the “Company”), owned by Public Stockholders will be converted pursuant to an exchange ratio into shares of common stock of the new Holding Company (“Holding Company Common Stock”). Simultaneously, with the Conversion and Reorganization, the Holding Company will conduct a stock offering which represents the 55.0% ownership interest in the Company owned by the MHC as of the commencement of the Offering. The Conversion will result in the Bank being wholly owned by a state-chartered stock holding company which is owned by public stockholders. Shares of conversion stock will be offered in a subscription offering in descending order of priority to eligible deposit account holders, the Bank’s tax qualified employee benefit plan, then to other depositors of the Bank. Any shares of the new Holding Company’s common stock not sold in the subscription offering will be offered for sale to the general public, giving preference to natural persons residing in the Bank’s market area and to the public stockholders of the company as of a record date to be determined.
          Upon completion of the plan, the public will own 100% of the outstanding stock of the Holding Company. The Holding Company will own 100% of the Bank.
     Oneida Financial, MHC
     Oneida Financial, MHC is the federally chartered mutual holding company of Oneida Financial Corp., a federal corporation. Oneida Financial, MHC’s principal business activity is the ownership of 4,309,750 shares of common stock of Oneida Financial Corp., or 55.1% of the issued and outstanding shares as of February 28, 2010.
     Oneida Financial, MHC’s executive offices are located at 182 Main Street, Oneida, New York 13421. Its telephone number at this address is (315) 363-2000.
     Oneida Financial Corp.
     Oneida Financial Corp. is a federally chartered corporation that owns all of the outstanding common stock of The Oneida Savings Bank (“Oneida Savings Bank”), a New York chartered savings bank. At December 31, 2009, Oneida Financial Corp. had consolidated assets of $590.5 million, deposits of $489.4 million and stockholders’ equity of $59.1 million. As of February 28, 2010, Oneida Financial Corp., the federally chartered corporation, had 7,826,620 shares of common stock issued and outstanding. As of that date, Oneida Financial, MHC owned 4,309,750 shares of common stock of Oneida Financial Corp., representing 55.1% of the issued and outstanding shares of common stock. The remaining shares were owned by the public.
     Oneida Financial Corp.’s executive offices are located at 182 Main Street, Oneida, New York 13421. Its telephone number at this address is (315) 363-2000 and its website address is

www.oneidafinancial.com. Information on this website is not and should not be considered to be a part of this annual report and Form 10-K.
     Oneida Savings Bank
     Oneida Savings Bank is a New York chartered savings bank headquartered in Oneida, New York. Oneida Savings Bank was originally founded in 1866 as a mutual (meaning no stockholders) savings bank. In 1998, Oneida Savings Bank converted to a New York chartered stock savings bank and reorganized from the mutual to the two-tiered mutual holding company form of organization. Since 1998 the Bank has grown its traditional community banking franchise organically and through acquisitions of banks and nonbank companies that offer insurance sales, financial services, employee benefits consulting and other risk management products and services. The expansion into insurance and other financial services businesses has enabled Oneida Savings Bank to evolve from a traditional savings bank to a full-service financial services organization.
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
     The State Bank of Chittenango
     The State Bank of Chittenango is a New York chartered limited purpose commercial bank headquartered in Chittenango, New York. Oneida Savings Bank acquired State Bank of Chittenango in 2002 and retained the municipal banking operations of the bank in a limited purpose wholly owned subsidiary. New York State law prohibits a savings bank from soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). Holding State Bank of Chittenango as a limited purpose commercial bank subsidiary has enabled us to offer municipal deposit banking services throughout our market area. At December 31, 2009, State Bank of Chittenango held $110.6 million in assets, consisting primarily of U.S. Government obligations and mortgage-backed securities. The investment securities maintained at State Bank of Chittenango are used to collateralize $86.0 million in municipal deposits. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp.’s investments and deposits include the investments and deposits that are held by State Bank of Chittenango.

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
     We originate both adjustable-rate and fixed-rate one-to-four family loans. As a result of the continued low interest rate environment during the past year, a greater percentage of our one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans. Our practice in recent years has been to sell in the secondary market substantially all of our fixed-rate one-to-four family loan originations on a servicing retained basis without recourse to Oneida Savings Bank. Currently, we have no intention of changing our practice of selling our fixed-rate loan originations, although we may determine to change this practice in the future. In a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio. At December 31, 2009, loans serviced by Oneida Savings Bank for others totaled $126.3 million. During the years ended December 31, 2009 and December 31, 2008, we sold $55.9 million and $18.6 million, respectively in fixed-rate one-to-four family loans. As of December 31, 2009 we had $4.7 million of mortgage loan forward sale commitments. The fair value of these commitments is not material.
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
     Commercial Business Loans. At December 31, 2009, we had $38.8 million of commercial business loans which represented 13.0% of the total loan portfolio. Commercial business loans are originated with terms of up to seven years, at fixed rates of interest except for lines of credit which have variable rates of interest. Commercial business loans are generally originated to persons with a prior relationship with Oneida Savings Bank or referrals from persons with a prior relationship with Oneida Savings Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. We generally require annual financial statements and tax returns from our commercial business borrowers and personal guarantees from the commercial business borrowers. We also generally require an appraisal of any real estate that secures the commercial business loan. At December 31, 2009, the largest commercial business loan totaled $1.8 million, which was secured by business assets, life insurance and a residential property of a construction management company. Although this loan was performing in accordance with its terms at December 31, 2009, this loan was part of a $2.2 million relationship that we had determined to be impaired at that date. At December 31, 2009, a specific reserve of $570,000 had been established for this loan. See “Asset Quality, Delinquencies and Classified Assets” herein for additional information. At December 31, 2009, unsecured commercial business loans totaled $861,000.
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
	( In thousands)
Originations by Type:
Adjustable-Rate:
Real estate:
One-to-four family	$4,687	$20,365	$10,868
Multi-family	3,675	125	969
Home equity	10,267	13,444	5,838
Construction and land	—	—	2,157
Commercial real estate	4,900	5,753	2,858

Total real estate loans	23,529	39,687	22,690
Consumer loans	1,314	1,844	1,632
Commercial business loans	9,223	4,211	8,023

Total adjustable rate loans	$34,066	$45,742	$32,345

Fixed-Rate:
Real estate:
One-to-four family	$60,405	$19,663	$18,024
Multi-family	—	2,068	—
Home equity	3,819	5,940	7,166
Construction and land	8,363	5,670	8,351
Commercial real estate	1,393	—	2,264

Total real estate loans	73,980	33,341	35,805
Consumer loans	18,409	25,296	20,987
Commercial business loans	10,004	16,508	12,779

Total fixed rate loans	$102,393	$75,145	$69,571

Total loans originated	$136,459	$120,887	$101,916

Purchased:
Adjustable-Rate:
Real estate:
One-to-four family	$—	$—	$—
Multi-family	—	—	1,013
Home equity	—	—	2,353
Commercial real estate	—	—	—

Total real estate loans	—	—	3,366
Consumer loans	—	—	—
Commercial business loans	—	1,000	4,017

Total adjustable loans	$—	$1,000	$7,383

Fixed-Rate:
Real estate:
One-to-four family	$—	$—	$10,676
Multi-family	—	—	—
Home equity	—	—	768
Commercial real estate	—	—	7,307

Total real estate loans	—	—	18,751
Consumer loans	—	—	1,443
Commercial business loans	—	—	1,906

Total fixed rate loans	$—	$—	$22,100

Total loans purchased	$—	$1,000	$29,483

Sales:
Real estate:
One-to-four family	$55,935	$18,572	$17,938
Commercial loans	1,410	—	—

Total loans sold	$57,345	$18,572	$17,938
Repayments:
Real estate:
One-to-four family	$16,764	$11,461	$8,390
Multi-family	584	357	417
Home equity	10,756	12,063	8,850
Construction and land	4,963	8,564	12,779
Commercial real estate	7,631	9,173	(793)

Total real estate loans	40,698	41,618	29,643
Consumer loans	23,531	24,099	24,327
Commercial business loans	21,261	19,411	22,084

Total repayments	$85,490	$85,128	$76,054

Total reductions	$142,835	$103,700	$93,992

Net (decrease) increase	$($6,376)	$18,187	$37,407

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

	Loans Delinquent for:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One-to-four family	1	$39	3	$195	4	$234
Multi-family	—	—	—	—	—	—
Home equity	1	21	2	68	3	89
Construction and land	—	—	—	—	—	—
Commercial real estate	1	25	1	199	2	224
Consumer	2	32	—	—	2	32
Commercial business	—	—	—	—	—	—

Total	5	$117	6	$462	11	$579

     Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accruing loans:
One-to-four family	$195	$394	$223	$51	$223
Multi-family	—	—	—	—	—
Home equity	68	—	18	—	—
Construction and land	—	—	—	—	—
Commercial real estate	199	—	—	—	—
Consumer	—	—	—	—	2
Commercial business	89	119	134	—	—

Total	551	513	375	51	225

Accruing loans delinquent more than 90 days:
Total	—	—	—	—	—

Total nonperforming loans	$551	$513	$375	$51	$225

Foreclosed assets:
Total	—	—	—	—	—

Non-accruing investment securities
Trust preferred securities	1,897	—	—	—	—

Total	1,897	—	—	—	—

Total nonperforming assets	$2,448	$513	$375	$51	$225

Total nonperforming loans as a percentage of total loans	0.18%	0.17%	0.13%	0.02%	0.09%

Total nonperforming assets as a percentage of total assets	0.41%	0.09%	0.07%	0.01%	0.05%

     Of our total nonperforming loans at December 31, 2009 of $551,000, $394,000 consisted of four one-to-four family loans and one commercial real estate loan. The property underlying the commercial real estate loan with an outstanding balance of $199,000 was foreclosed upon in January 2010 and is currently in the process of being listed for sale. We do not anticipate any material loss on this loan. In addition, we believe that the four one-to-four family loans with an aggregate outstanding balance of $195,000 are adequately collateralized and we do not anticipate any losses on such loans. These loans are in various stages of foreclosure. In addition, $68,000 of the nonperforming loans consisted of two home equity loans. One of these loans has been brought current since December 31, 2009 and is not longer considered nonperforming and the property securing the other loan is in the process of being sold. We do not anticipate losses on either of these loans. Also included in nonperforming loans was $89,000 representing two commercial loans, each of which is partially guaranteed by SBA. We do not anticipate a material loss on either of these loans. In addition, $1.9 million of variable rate trust preferred securities were in nonaccrual status at December 31, 2009. Management considered several factors in deciding that these securities should be placed on nonaccrual status, including whether interest is being paid in cash or is being added (capitalized) to the principal balance, a process known as a payment in kind, collateral values and excess subordination ratios which represents the point at which a tranche may experience a break in yield. Interest payments of $13,154 were received on these securities for the year ended December 31, 2009 which were recognized as a principal reduction. For additional information regarding these securities, see “-Securities Investment Activities” herein.
     During the years ended December 31, 2009 and 2008, respectively, gross interest income of $30,000 and $19,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2009 and 2008.

     Classification of Assets. On the basis of management’s review of our assets, at the dates indicated we had classified assets and other criticized assets as follows:

	At December 31,
	2009	2008	2007
	(In thousands)
Classified assets:
Substandard	2,991	4,954	4,722
Doubtful	239	146	75
Loss	—	—	—

Total classified assets	$3,230	$5,100	$4,797
Impaired assets	8,549	—	—
Special Mention	533	541	2,509

Total criticized assets	$12,312	$5,641	$7,306

     At December 31, 2009, our classified assets included loans identified by bank regulatory definitions of “substandard” and “doubtful”. We had no assets classified as “loss” at December 31, 2009. Substandard assets consisted of (i) four commercial relationships with a principal balance of $147,000, (ii) seven commercial relationships with a principal balance of $2.4 million and (iii) seven one-to-four family residential loans with a principal balance of $447,000. Doubtful assets consisted of (i) three commercial relationships with a principal balance of $203,000 and (ii) one commercial real estate loan with a principal balance of $36,000. In addition to the classified assets, we have identified certain impaired assets at December 31, 2009 consisting of (i) two commercial loans with a principal balance of $2.2 million, (ii) eight trust preferred securities with a carrying value of $5.6 million and (iii) one private placement collateralized mortgage obligation with a carrying value of $744,000. Included as a component of criticized assets are loans identified as “special mention” as determined by management according to regulatory guidance. At December 31, we had one commercial relationship identified as special mention with a principal balance of $533,000.
     In determining to classify $5.6 million of trust preferred securities as impaired at December 31, 2009, management compared the present value of expected cash flows to the previous estimates to determine if there had been an adverse change in cash flows. The cash flow model considers the structure and term of the individual trust preferred securities, timing of interest and principal payments as well as allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. In addition, assumptions relative to prepayments, deferrals and defaults, excess subordination, discount rates, and other factors are considered as part of the cash flow analysis. For additional information regarding assumptions used in evaluating the trust preferred securities for impairment, see note 2 to the Consolidated Financial Statements. Trust preferred securities of $1.9 million were deemed impaired and were on nonaccrual status throughout 2009. An additional $3.7 million were deemed impaired in the fourth quarter of 2009.
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

	At December 31,
	2009		2008		2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
					(Dollars in thousands)
Investment securities available for sale:
Federal agency securities	$23,964	$23,896	$21,015	$21,217	$38,019	$37,963	$36,909	$36,264	$36,546	$35,459
Corporate debt securities	26,175	22,126	27,802	21,882	23,791	22,455	18,361	18,067	22,696	21,903
State and municipal bonds	17,644	17,988	17,274	17,347	19,120	19,252	15,747	15,706	32,491	32,498
Equity securities	—	—	—	—	18,688	16,155	15,392	15,699	17,012	16,595

Total	$67,783	$64,010	$66,091	$60,446	$99,618	$95,825	$86,409	$85,736	$108,745	$106,455

Average remaining life of investment securities available for sale	6.34 years		7.92 years		6.89 years		5.99 years		7.18 years

Investment securities held to maturity:
Federal agency securities	$23,862	$23,807	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal bonds	8,615	8,925	—	—	—	—	—	—	—	—

Total	$32,477	$32,732	$—	$—	$—	$—	$—	$—	$—	$—

Average remaining life of investment securities held to maturity	7.84 years		—		—		—		—

Trading securities:

Equity securities		7,627		5,941		—		—		—

Total		$7,627		$5,941		$—		$—		$—

Other interest earning assets:
Interest-earning deposits with banks	3,052	3,052	2,589	2,589	1,234	1,234	854	854	1,437	1,437
Federal funds sold	4,103	4,103	71	71	1,717	1,717	6,196	6,196	730	730
FHLB Stock	2,665	2,665	3,784	3,784	3,404	3,404	3,228	3,228	3,858	3,858

Total	$9,820	$9,820	$6,444	$6,444	$6,355	$6,355	$10,278	$10,278	$6,025	$6,025

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, market value and weighted average yields for our available for sale investment portfolio at December 31, 2009.

	December 31, 2009
		After 1 Year	After 5 Years
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total
	Carrying	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value	Value
	(Dollars in Thousands)
Federal agency securities	$—	$6,385	$15,553	$1,958	$23,896
Corporate debt securities	5,050	4,042	4,863	8,171	22,126
Tax exempt bonds	911	4,840	8,356	3,881	17,988

Total securities	$5,961	$15,267	$28,772	$14,010	$64,010

Weighted average yield (1)	3.83%	2.69%	4.16%	3.32%	3.59%

(1)	Weighted average yield has not been adjusted to reflect tax equivalent adjustments.
The following table sets forth the scheduled maturities, market value and weighted average yields for our held to maturity investment portfolio at December 31, 2009.

	December 31, 2009
		After 1 Year	After 5 Years
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total
	Carrying	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value	Value
	(Dollars in Thousands)
Federal agency securities	$8	$6,000	$15,854	$2,000	$23,862
Tax exempt bonds	45	1,160	3,748	3,662	8,615

Total securities	$53	$7,160	$19,602	$5,662	$32,477

Weighted average yield (1)	2.91%	3.27%	4.30%	6.04%	4.37%

(1)	Weighted average yield has not been adjusted to reflect tax equivalent adjustments.
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
     At December 31, 2009, we have a $1.0 million private placement collateralized mortgage obligation which is not rated. The unrealized loss at December 31, 2009 was $237,000. As of December 31, 2009, through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, default probabilities and anticipated losses, this security has been considered impaired. The other-than-temporary impairment loss taken for the year ended December 31, 2009 was $13,100.

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
     The following table sets forth our deposit activities for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Opening balance	$425,698	$400,129	$313,270
Deposits acquired from NBV	—	—	54,631
Deposits	3,835,906	3,766,461	3,373,810
Withdrawals	(3,778,117)	(3,749,408)	(3,350,619)
Interest credited	5,877	8,516	9,037

Ending balance	$489,364	$425,698	$400,129

Net increase (decrease)	$63,666	$25,569	$86,859

Percent increase (decrease)	14.96%	6.39%	27.73%

     The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2009.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over 12
	or Less	Months	Months	Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$27,413	$20,917	$28,704	$23,180	$100,214
Certificates of deposit of $100,000 or more	13,219	13,134	19,971	10,365	56,689

Total of certificates of deposit	$40,632	$34,051	$48,675	$33,545	$156,903

     The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

	December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing	$62,997	12.87%	$60,787	14.28%	$65,685	16.42%
Savings accounts(1)	82,938	16.95	75,338	17.70	71,345	17.83
Interest-bearing checking	50,931	10.41	41,773	9.81	38,170	9.54
Money market accounts	135,595	27.71	91,975	21.61	72,031	18.00

Total	332,461	67.94	269,873	63.40	247,231	61.79

Certificates of deposit:
Less than 2.00% (2)	106,715	21.81	14,941	3.51	4,482	1.12
2.00-3.99%	34,565	7.06	102,381	24.05	17,491	4.37
4.00-5.99%	15,623	3.19	38,503	9.04	129,217	32.29
6.00-7.99%	—	—	—	—	1,708	0.43

Total certificates of deposit	156,903	32.06	155,825	36.60	152,898	38.21

Total deposits	$489,364	100.00%	$425,698	100.00%	$400,129	100.00%

(1)	Includes mortgage escrow accounts

(2)	At December 31, 2009, includes $20.3 million of certificates of deposit with rates below 1.00%
     The following table sets forth the amount and remaining maturities of our certificates of deposit accounts at December 31, 2009.

							Percent
	<2.00%		2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2010	$29,978		$7,729	$2,925	$—	$40,632	25.90
June 30, 2010	30,008		3,088	955	—	34,051	21.70
September 30, 2010	19,061		2,830	1,542	—	23,433	14.93
December 31, 2010	20,485		3,441	1,316	—	25,242	16.09
March 31, 2011	1,854		1,980	2,318	—	6,152	3.92
June 30, 2011	2,791		1,828	538	—	5,157	3.29
September 30, 2011	922		1,564	614	—	3,100	1.97
December 31, 2011	1,047		388	787	—	2,222	1.42
Thereafter	569		11,717	4,628	—	16,914	10.78

Total	$106,715	(1)	$34,565	$15,623	$—	$156,903	100.00%

(1)	Includes $20.3 million of certificates of deposit with rates below 1.00%

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

	At and For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Overnight line of credit:
Balance at end of period	$—	$3,825	$—
Average balance during period	248	1,457	102
Maximum outstanding at any month end	—	5,150	—
Weighted average interest rate at end of period	—	0.44%	—

Average interest cost during the year	2.43%	2.08%	4.95%

Term advances:
Balance at end of period	$28,000	$36,000	$43,400
Average balance during period	29,945	41,736	46,608
Maximum outstanding at any month end	34,000	43,400	58,830
Weighted average interest rate at end of period	4.44%	4.46%	4.86%

Average interest cost during the year	4.47%	4.39%	4.95%

Repurchase agreements:
Balance at end of period	$3,000	$13,000	$13,000
Average balance during period	6,041	13,000	13,000
Maximum outstanding at any month end	13,000	13,000	13,000
Weighted average interest rate at end of period	6.74%	5.39%	5.39%

Average interest cost during the year	5.83%	5.39%	5.39%

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
Limited Purpose Commercial Bank – State Bank of Chittenango
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

Insurance Activities – Bailey & Haskell Associates, Inc.
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
Employee Benefit Consulting Activities – Benefit Consulting Group, Inc.
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
Risk Management Activities – Workplace Health Solutions, Inc.
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
     Proposed Federal Legislation. Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure. A bill passed by the House of Representatives would eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The House legislation would grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. If the House bill is enacted, Oneida Financial Corp. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Oneida Financial Corp. would not be subject to as a savings and loan holding company regulated by the Office of Thrift Supervision.
     Under the Senate bill the Office of Thrift Supervision would also be eliminated by merging it into the Office of the Comptroller of the Currency. However, the Senate bill would remove bank holding company regulatory authority from the Federal Reserve Board with respect to bank holding companies with assets of less than $50 billion. Holding companies of national banks and federal savings associations with assets of less than $50 billion would be regulated by the Office of the Comptroller of the Currency, and holding companies of state banks and state savings banks with assets of less than $50 billion would be regulated by the Federal Deposit Insurance Corporation.

     Both the House bill and the Senate proposal would establish new governmental entities to write consumer protection rules, and in certain cases, to conduct examinations and to implement enforcement actions related to consumer protection. Compliance with new regulations and being supervised by one or more new regulatory agencies would likely increase our operating expenses.
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
     The Federal Deposit Insurance Corporation has adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this pre-payment was made on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Our prepayment amount was approximately $2.4 million.
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
     Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program, which guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. We opted not to participate in this part of the Temporary Liquidity Guarantee Program.
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
     Our Federal Deposit Insurance Corporation insurance expense totaled $1.0 million, $58,000 and $40,000, respectively, in 2009, 2008 and 2007. The increased assessment rates discussed above, together with any further increases in assessment rates or additional special assessments, will negatively impact future earnings.
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
Legislative proposals have been introduced that would eliminate the Office of Thrift Supervision, Oneida Financial Corp.’s primary federal regulator which would require Oneida Financial Corp. to become regulated by a different bank regulatory agency.
     Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure. A bill passed by the House of Representatives would eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The House legislation would grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. If the House bill is enacted, Oneida Financial Corp. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Oneida Financial Corp. would not be subject to as a savings and loan holding company regulated by the Office of Thrift Supervision.
     Under the Senate bill the Office of Thrift Supervision would also be eliminated by merging it into the Office of the Comptroller of the Currency. However, the Senate bill would remove bank holding company regulatory authority from the Federal Reserve Board with respect to bank holding companies with assets less than $50 billion. Holding companies of national banks and federal savings associations with assets of less than $50 billion would be regulated by the Office of the Comptroller of the Currency, and holding companies of state banks and state savings banks with assets of less than $50 billion would be regulated by the Federal Deposit Insurance Corporation.
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
ITEM 1.B UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     Oneida Savings Bank conducts its business through its main office located in Oneida, New York, and 11 additional full service branch offices. The following table sets forth certain information concerning our property and equipment at December 31, 2009. The aggregate net book value of our premises and equipment was $21.2 million at December 31, 2009. Bailey & Haskell Associates conducts its business through four facilities set forth in the table below. In addition, Bailey & Haskell Associates uses designated office space in Oneida Savings Bank’s main office in Oneida and branch offices in Cazenovia, Chittenango and Rome, New York. Further, Bailey & Haskell Associates conducts business from two home offices maintained by Bailey & Haskell Associates sales representatives in Buffalo and New York City, New York. Benefit Consulting Group conducts its business through one facility and also uses designated office space within the same four Oneida Savings Bank offices used by Bailey & Haskell Associates. Workplace Health Solutions conducts its business through one facility.

	Original	Date of	Net Book Value
	Year	Lease	of Property and Equipment
Location	Acquired	Expiration	at December 31, 2009
			(In thousands)
Main Office:
182 Main Street	1889	N/A	$2,380
Oneida, New York 13421

Branch Offices:
Camden Branch	1997	N/A	645
41 Harden Boulevard Camden, New York 13316

Canastota Branch	1999	N/A	702
104 S. Peterboro St. Canastota, New York 13032

Cazenovia Branch	1971	N/A	1,676
48 Albany Street Cazenovia, New York 13035

Hamilton Branch	1976	N/A	186
35 Broad Street Hamilton, New York 13346

Convenience Center	1988	N/A	1,081
585 Main Street Oneida, New York 13421

Chittenango Branch	2005	N/A	1,780
519 Genesee Street Chittenango, New York 13037

Bridgeport Branch	2002	December 2012	14
8786 State Route 31 Bridgeport, New York 13030

Griffiss Park Branch	2005	N/A	6,151
160 Brooks Road Rome, NY 13441

Vernon Branch 5238 W. Seneca Street Vernon, NY 13476	2007	N/A	1,125

Westmoreland Branch 4675 State Route 233 Westmoreland, NY 13490	2007	N/A	193

South Utica Branch (1) 2711 Genesee Street Utica, NY 13505	2007	N/A	1,069

	Original	Date of	Net Book Value
	Year	Lease	of Property and Equipment
Location	Acquired	Expiration	at December 31, 2009
Mortgage Center 126 Lenox Avenue	1989	N/A	90
Oneida, New York 13421

Operations Center 169 Main Street	2001	N/A	1,333
Oneida, New York 13421

Bailey & Haskell Associates, Inc. Various locations	2000	Various	468
(Headquarters) 169 Main Street Oneida, New York 13421

Bailey & Haskell Associates, Inc.	2006	N/A	2,137
Benefit Consulting Group Inc. Workplace Health Solutions 5232 Witz Drive North Syracuse, New York 13212

Bailey & Haskell Associates, Inc.	1999	May 2010	N/M
8246 Seneca Turnpike Clinton, NY 13323

Bailey & Haskell Associates, Inc.	2009	Monthly	N/M
111 Clebourne Street Suite 230A Fort Mills, SC 29715

Other Bank Property 102 S. Peterboro St.	2000	N/A	162
Canastota, New York 13032

6 Cambridge Avenue Morrisville, New York 13408	2006	N/A	83

(1)	In early May 2010, we entered into a contract for the sale of the South Utica branch office.

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
     In June 1998, the United States Justice Department intervened in the action on behalf of the Oneidas against Madison County and Oneida County in New York State. In September 1998, a United States District Court removed a stay of litigation, having been in place since the late 1980’s pending settlement negotiations. In December 1998, both the Oneidas and the United States Justice Department filed motions to amend the long outstanding claim against the State of New York. The motions attempt to include in the claim, various named and 20,000 unnamed additional defendants, who own real property in parts of Madison and Oneida Counties, thereby including the additional defendants in the original suit. The U.S. District Court granted the motions to add as a defendant the State of New York, but denied the motions to add the private landowners. Neither Oneida Savings Bank nor Oneida Financial Corp. is a named defendant in the motion. The court further rejected as not being viable the remedies of ejectment and/or of monetary damages against private landowners. In January 2001, amended complaints were served by the Oneidas and the United States, which seek to eject the Counties of Madison and Oneida from lands owned by the counties, and the Oneidas also seek a declaration that they have the right to possess all land within the land claim area. In June 2001, the court determined that certain land purchased by the Oneidas in 1997 and 1998 are exempt from real estate taxes, accepting the Oneidas argument that the acquired parcels lie within the boundaries of the “reservation” established in 1794 by the Federal Government. The State of New York, Counties of Madison and Oneida and the City of Sherrill appealed the court’s decision with a court date in March 2002. In February 2002, a joint statement was issued by the Oneidas, State of New York and the Counties of Madison and Oneida, indicating that the framework for a settlement had been agreed upon, subject to the approval by the State legislature and the Federal Government. The Oneidas of Wisconsin and the Stockbridge-Munsee Band of Mohican Indians have commenced separate actions in the United States District Court for the Northern District of New York to dispute and interrupt any settlement pending. In July 2003, the United States Court of Appeals affirmed the decision of the lower court against the City of Sherrill but appeals continue relative to the decision against the Counties of Madison and Oneida. In January 2005 the United States Supreme Court heard the appeal brought forward by the City of Sherrill against the Oneidas arguing that the acquisition of real property by the Oneidas within the land claim area does not return the property to sovereign status. Therefore, the City of Sherrill contends that the property is subject to the payment of real property taxes or reverts to the ownership of the taxing authority if assessed property taxes are not paid. The United States Supreme Court ruled in favor of the City of Sherrill in June 2005. The Oneida Indian Nation is attempting to put all land acquired to date in a federal land trust. All parties involved continue to pursue all legal options available.
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
     During the fourth quarter of 2009, the Company repurchased shares of its common stock as follows:

Maximum Number of Shares that
	# of Shares	Average Price	Total Shares	may still be purchased under the
Period	Purchased	Paid Per Share	Purchased	repurchase program
Oct. 1 – Oct. 31	—	$—	—	—
Nov. 1 – Nov. 30	—	$—	—	—
Dec. 1 – Dec. 31	2,806	$8.95	2,806	250,000
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

	At December 31,
Selected Financial Condition Data:	2009	2008	2007	2006	2005
	( in thousands )
Total assets	$590,506	$540,130	$522,315	$442,937	$436,761
Cash and cash equivalents	$39,537	$13,294	$16,461	$18,710	$12,877
Loans receivable, net	295,839	302,492	284,418	247,441	236,077
Mortgage-backed securities	65,737	74,316	46,569	29,064	29,074
Investment securities	96,487	60,446	95,825	85,736	106,455
Trading securities	7,627	5,941	—	—	—
Goodwill and other intangibles	24,813	25,063	25,434	19,870	14,364
Interest bearing deposits	426,368	364,911	334,444	260,173	250,142
Non-interest bearing deposits	62,997	60,787	65,685	53,097	51,044
Borrowed funds	31,000	52,825	56,400	65,400	77,270
Total stockholders’ equity	59,116	54,829	59,400	58,460	53,648

	Years ended December 31,
Selected Operating Data:	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data )
Total interest income	$25,001	$26,734	$25,673	$22,261	$21,012
Total interest expense	7,574	11,081	12,028	9,446	7,687

Net interest income	17,427	15,653	13,645	12,815	13,325
Provision for loan losses	760	525	—	280	360

Net interest income after provision for loan losses	16,667	15,128	13,645	12,535	12,965
Net investment (losses) gains	(1,507)	(959)	353	308	275
Change in fair value of trading securities	1,725	(7,675)	—	—	—
Non-interest income	20,884	18,318	17,838	16,671	11,617
Non-interest expense	31,975	28,171	26,416	23,407	19,496
Intangible amortization	470	541	548	383	113

Income (loss) before income taxes	5,324	(3,900)	4,872	5,724	5,248
Income tax provision (benefit)	1,211	(2,223)	1,368	1,526	1,390

Net income (loss)	$4,113	$(1,677)	$3,504	$4,198	$3,858

Earnings (loss) per share — basic	$0.53	$(0.22)	$0.45	$0.55	$0.51
Earnings (loss) per share — diluted	$0.52	$(0.22)	$0.45	$0.54	$0.50
Cash dividends paid	$0.48	$0.48	$0.48	$0.45	$0.41

	Three Months Ended
Summary Quarterly Data:	31-Mar-09	30-Jun-09	30-S ep-09	31-Dec-09
	(dollars in thousands, except per share data )
Net interest income	$4,059	$4,291	$4,442	$4,635
Provision for loan losses	—	160	400	200
Net investment gains (losses)	238	(454)	(658)	(633)
Change in fair value of trading securities	(429)	998	739	417
Non-interest income	5,556	5,001	4,794	5,533
Non-interest expense	7,898	8,209	7,991	8,347

Income before income taxes	1,526	1,467	926	1,405
Income tax provision	412	398	230	171

Net income	$1,114	$1,069	$696	$1,234

Earnings per share — basic	$0.14	$0.14	$0.09	$0.16
Earnings per share — diluted	$0.14	$0.14	$0.09	$0.16
Cash dividends declared	$0.24	$—	$0.24	$—

	Three Months Ended
	31-Mar-08	30-Jun-08	30-S ep-08	31-Dec-08
	(dollars in thousands, except per share data )
Net interest income	$3,723	$3,867	$3,924	$4,139
Provision for loan losses	—	150	125	250
Net investment (losses) gains	(4)	22	(826)	(151)
Change in fair value of trading securities	(604)	5	(6,436)	(640)
Non-interest income	4,625	4,474	4,468	4,751
Non-interest expense	7,156	7,333	7,047	7,176

Income (loss) before income taxes	584	885	(6,042)	673
Income tax provision (benefit)	155	239	(1,614)	(1,003)

Net income (loss)	$429	$646	$(4,428)	$1,676

Earnings (loss) per share — basic	$0.06	$0.08	$(0.57)	$0.22
Earnings (loss) per share — diluted	$0.06	$0.08	$(0.57)	$0.21
Cash dividends declared	$0.24	$—	$0.24	$—

	Years ended December 31,
Selected Financial Ratios:	2009	2008	2007	2006	2005
Performance ratios:
Return on average assets (ratio of net income to average total assets)	0.73%	-0.31%	0.71%	0.96%	0.89%
Return on average equity (ratio of net income to average equity)	7.41%	-2.99%	5.99%	7.67%	7.30%
Interest rate spread (1)	3.55%	3.18%	3.02%	3.05%	3.15%
Net interest margin (2)	3.69%	3.42%	3.34%	3.45%	3.50%
Efficiency ratio (3)	82.99%	111.18%	82.98%	78.56%	77.32%
Non-interest income to average total assets	3.76%	1.78%	3.68%	3.90%	2.75%
Non-interest expense to average total assets	5.78%	5.27%	5.46%	5.46%	4.53%
Ratio of average interest-earning assets to average interest-bearing liablitites	108.73%	109.73%	110.99%	115.73%	117.37%
Average equity to average total assets	9.89%	10.42%	11.83%	12.58%	12.21%
Equity to total assets (end of period)	10.01%	10.15%	11.37%	13.20%	12.28%
Tangible equity to tangible assets (end of period) (4)	6.06%	5.78%	6.84%	9.12%	9.30%
Dividend payout ratio (5)	40.69%	-99.10%	47.05%	36.05%	34.82%
Asset quality ratios:
Nonperforming assets to total assets (6)	0.41%	0.09%	0.07%	0.01%	0.05%
Nonperforming loans to total loans	0.18%	0.17%	0.13%	0.02%	0.09%
Net charge-offs to average loans	0.16%	0.14%	0.04%	0.06%	0.17%
Allowance for loan losses to loans receivable, net	0.98%	0.87%	0.88%	0.84%	0.83%
Allowance for loan losses to nonperforming loans	526.50%	511.50%	669.60%	4080.39%	870.67%
Bank Regulatory Capital Ratios:
Total capital (to risk-weighted assets)	10.73%	10.21%	10.18%	13.36%	13.64%
Tier 1 capital (to risk-weighted assets)	10.00%	9.49%	9.45%	12.63%	12.96%
Tier 1 capital (to average assets)	7.19%	6.64%	6.60%	8.89%	8.80%
Number of full-service banking offices (7)	12	12	12	8	8
Number of FTEs	318	314	317	277	237

(1)	The average of interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income, excluding net impairment losses, net investment gains (losses) and changes in fair value of trading securities.

(4)	Tangible equity represents total equity less goodwill and other intangible assets, and tangible assets represents total assets less goodwill and other intangibles.

(5)	The dividend payout ratio represents total dividends paid divided by net income and reflects the waiver of dividends by Oneida Financial, MHC. The following table sets forth the aggregate cash dividends declared and paid or waived per period, which is calculated by multiplying the dividends declared per share by the number of shares outstanding as the applicable record date

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Dividends paid to public stockholders	$1,674	$1,662	$1,649	$1,513	$1,343
Dividends payable to Oneida Financial MHC	2,069	2,069	2,069	1,939	1,767
Dividends waived by Oneida Financial MHC	(2,069)	(2,069)	(2,069)	(1,939)	(1,767)

Total dividends paid	$1,674	$1,662	$1,649	$1,513	$1,343

(6)	Non-performing assets include non-performing loans and non-accrual trust preferred securities.

(7)	In early May 2010, we entered into a contract to sell our South Utica branch office.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The “Quantitative and Qualitative Disclosures about Management of Market Risk and Other Risks” section of the Company’s Annual Report to Stockholders is incorporated herein by reference.

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

(a)(3)	Exhibits

3.1	Certificate of Incorporation of Oneida Financial Corp. (1)

3.2	Bylaws of Oneida Financial Corp. (1)

4	Form of Stock Certificate (2)

10.1	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Michael R. Kallet (3)

10.2	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Eric E. Stickels (4)

10.3	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Thomas H. Dixon (5)

10.4	Employment Agreement between Bailey & Haskell Associates, Inc. and John E. Haskell (12)

10.5	Amendment to Employment Agreement between Bailey & Haskell Associates, Inc. and John E. Haskell (13)

10.6	Employment Agreement between Benefit Consulting Group Inc. and John F. Catanzarita (14)

10.7	Oneida Financial Corp. Performance Based Compensation Plan (15)

10.8	Oneida Financial Corp. 2006 Recognition and Retention Plan (6)

10.9	Oneida Financial Corp. 2000 Stock Option Plan (7)

10.10	Amendment to the Oneida Financial Corp. 2000 Stock Option Plan (8)

10.11	Oneida Financial Corp. 2000 Recognition and Retention Plan (9)

13	Annual Report to Stockholders

14	Code of Ethics (10)

16	Letter regarding change in certifying accountant (11)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm to incorporate financial statements into Form S-8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 20, 2001. (File No. 000-25101).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 17, 1998. (File No. 333-63603).

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2009 (File No. 000-25101).

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2009 (File No. 000-25101).

(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2009 (File No. 000-25101).

(6)	Incorporated by reference to Appendix A of the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 30, 2006 (File No. 000-25101).

(7)	Incorporated by reference to Appendix A of the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 23, 2000 (File No. 000-25101).

(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 (File No. 000-25101).

(9)	Incorporated by reference to Appendix B of the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 23, 2000 (File No. 000-25101).

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-25101).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, Item 4. Changes in Registrant’s Certifying Accountant, filed on September 3, 2003 (File No. 000-25101).

(12)	Incorporated by reference to the Exhibit 10.4 to the Registration Statement on Form S-1 filed by Oneida Financial Corp., a Maryland corporation, with the Securities and Exchange Commission on March 12, 2010.

(13)	Incorporated by reference to the Exhibit 10.5 to the Registration Statement on Form S-1 filed by Oneida Financial Corp., a Maryland corporation, with the Securities and Exchange Commission on March 12, 2010.

(14)	Incorporated by reference to the Exhibit 10.6 to the Registration Statement on Form S-1 filed by Oneida Financial Corp., a Maryland corporation, with the Securities and Exchange Commission on March 12, 2010.

(15)	Incorporated by reference to the Exhibit 10.7 to the Registration Statement on Form S-1 filed by Oneida Financial Corp., a Maryland corporation, with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIDA FINANCIAL CORP.
Date: May 27, 2010	By:	/s/ Michael Kallet
Michael R. Kallet
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Kallet Michael R. Kallet, President and Chief	By:	/s/ Eric Stickels Eric E. Stickels, Executive Vice President and
	Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: May 27, 2010		Date: May 27, 2010

By:	/s/ Thomas Dixon Thomas H. Dixon, Executive Vice President	By:	/s/ Patricia Caprio Patricia D. Caprio, Director

Date: May 27, 2010		Date: May 27, 2010

By:	/s/ Edward Clarke Edward J. Clarke, Director	By:	/s/ John Haskell John E. Haskell, Director

Date: May 27, 2010		Date: May 27, 2010

By:	/s/ Rodney Kent Rodney D. Kent, Director	By:	/s/ Richard Myers Richard B. Myers, Director

Date: May 27, 2010		Date: May 27, 2010

By:	/s/ Dr. Ralph Stevens Dr. Ralph L. Stevens, Director	By:	/s/ Frank White Jr. Frank O. White Jr., Director

Date: May 27, 2010		Date: May 27, 2010

By:	/s/ Dr. John Wight Dr. John A. Wight, Director	By:	/s/ Gerald Volk Gerald N. Volk, Director

Date: May 27, 2010		Date: May 27, 2010

		By:	/s/ Nancy E. Ryan

Nancy E. Ryan, Director

Date: May 27, 2010